Form 10-Q
period 2018-09-30
MOLINA HEALTHCARE INC
filed 2018-11-01
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 26, 2018, was approximately 62,389,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per-share data) (Unaudited)
Revenue:
Premium revenue	$4,337	$4,777	$13,174	$14,165
Service revenue	130	130	391	390
Premium tax revenue	110	106	320	331
Health insurer fees reimbursed	83	—	248	—
Investment income and other revenue	37	18	93	48
Total revenue	4,697	5,031	14,226	14,934
Operating expenses:
Medical care costs	3,790	4,220	11,362	12,822
Cost of service revenue	111	123	349	369
General and administrative expenses	311	383	998	1,227
Premium tax expenses	110	106	320	331
Health insurer fees	87	—	261	—
Depreciation and amortization	25	33	76	109
Restructuring and separation costs	5	118	38	161
Impairment losses	—	129	—	201
Total operating expenses	4,439	5,112	13,404	15,220
Gain on sale of subsidiary	37	—	37	—
Operating income (loss)	295	(81)	859	(286)
Other expenses, net:
Interest expense	26	32	91	85
Other expenses (income), net	10	—	25	(75)
Total other expenses, net	36	32	116	10
Income (loss) before income tax expense (benefit)	259	(113)	743	(296)
Income tax expense (benefit)	62	(16)	237	(46)
Net income (loss)	$197	$(97)	$506	$(250)

Net income (loss) per share:
Basic	$3.22	$(1.70)	$8.32	$(4.44)
Diluted	$2.90	$(1.70)	$7.60	$(4.44)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions) (Unaudited)
Net income (loss)	$197	$(97)	$506	$(250)
Other comprehensive income (loss):
Unrealized investment gain (loss)	1	1	(5)	2
Less: effect of income taxes	—	1	(1)	1
Other comprehensive income (loss), net of tax	1	—	(4)	1
Comprehensive income (loss)	$198	$(97)	$502	$(249)
See accompanying notes.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(In millions, except per-share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,814	$3,186
Investments	1,812	2,524
Restricted investments	—	169
Receivables	1,346	871
Prepaid expenses and other current assets	486	239
Derivative asset	843	522
Total current assets	7,301	7,511
Property, equipment, and capitalized software, net	264	342
Goodwill and intangible assets, net	195	255
Restricted investments	118	119
Deferred income taxes	143	103
Other assets	30	141
	$8,051	$8,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$2,042	$2,192
Amounts due government agencies	1,030	1,542
Accounts payable and accrued liabilities	824	366
Deferred revenue	178	282
Current portion of long-term debt	296	653
Derivative liability	843	522
Total current liabilities	5,213	5,557
Long-term debt	1,019	1,318
Lease financing obligations	198	198
Other long-term liabilities	60	61
Total liabilities	6,490	7,134

Stockholders’ equity:
Common stock, $0.001 par value, 150 shares authorized; outstanding: 62 shares at September 30, 2018 and 60 shares at December 31, 2017	—	—
Preferred stock, $0.001 par value; 20 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	760	1,044
Accumulated other comprehensive loss	(10)	(5)
Retained earnings	811	298
Total stockholders’ equity	1,561	1,337
	$8,051	$8,471
See accompanying notes.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
	(Unaudited)
Balance at January 1, 2018	60	$—	$1,044	$(5)	$298	$1,337
Net income	—	—	—	—	107	107
Adoption of Topic 606	—	—	—	—	6	6
Adoption of ASU 2018-02	—	—	—	(1)	1	—
Exchange of 1.625% Notes	2	—	108	—	—	108
Other comprehensive loss, net	—	—	—	(6)	—	(6)
Share-based compensation	—	—	1	—	—	1
Balance at March 31, 2018	62	—	1,153	(12)	412	1,553
Net income	—	—	—	—	202	202
Partial termination of 1.125% Warrants	—	—	(113)	—	—	(113)
Other comprehensive income, net	—	—	—	1	—	1
Share-based compensation	—	—	15	—	—	15
Balance at June 30, 2018	62	—	1,055	(11)	614	1,658
Net income	—	—	—	—	197	197
Partial termination of 1.125% Warrants	—	—	(306)	—	—	(306)
Conversion of 1.625% Notes	—	—	4	—	—	4
Other comprehensive income, net	—	—	—	1	—	1
Share-based compensation	—		7	—	—	7
Balance at September 30, 2018	62	$—	$760	$(10)	$811	$1,561

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
	(Unaudited)
Balance at January 1, 2017	57	$—	$841	$(2)	$810	$1,649
Net income	—	—	—	—	77	77
Other comprehensive income, net	—	—	—	1	—	1
Balance at March 31, 2017	57	—	841	(1)	887	1,727
Net loss	—	—	—	—	(230)	(230)
Share-based compensation	—	—	24	—	—	24
Balance at June 30, 2017	57	—	865	(1)	657	1,521
Net loss	—	—	—	—	(97)	(97)
Share-based compensation	—	—	5	—	—	5
Balance at September 30, 2017	57	$—	$870	$(1)	$560	$1,429

See accompanying notes.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(In millions) (Unaudited)
Operating activities:
Net income (loss)	$506	$(250)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	104	139
Deferred income taxes	(32)	(68)
Share-based compensation	20	38
Non-cash restructuring costs	17	49
Amortization of convertible senior notes and lease financing obligations	18	24
Gain on sale of subsidiary	(37)	—
Loss on debt extinguishment	25	—
Impairment losses	—	201
Other, net	6	13
Changes in operating assets and liabilities:
Receivables	(507)	(28)
Prepaid expenses and other current assets	(117)	(53)
Medical claims and benefits payable	(144)	549
Amounts due government agencies	(511)	122
Accounts payable and accrued liabilities	398	90
Deferred revenue	(55)	153
Income taxes	118	(22)
Net cash (used in) provided by operating activities	(191)	957
Investing activities:
Purchases of investments	(1,202)	(1,894)
Proceeds from sales and maturities of investments	2,070	1,536
Purchases of property, equipment and capitalized software	(24)	(85)
Other, net	(23)	(33)
Net cash provided by (used in) investing activities	821	(476)
Financing activities:
Repayment of credit facility	(300)	—
Repayment of principal amount of 1.125% Notes	(236)	—
Cash paid for partial settlement of 1.125% Conversion Option	(477)	—
Cash received for partial termination of 1.125% Call Option	477	—
Cash paid for partial termination of 1.125% Warrants	(419)	—
Repayment of principal amount of 1.625% Notes	(64)	—
Proceeds from senior notes offerings, net of issuance costs	—	325
Proceeds from borrowings under credit facility	—	300
Other, net	7	7
Net cash (used in) provided by financing activities	(1,012)	632
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(382)	1,113
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	3,290	2,912
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$2,908	$4,025

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 6

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended September 30,
	2018	2017
	(In millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(6)	$(21)

Details of sale of subsidiary:
Decrease in carrying amount of assets	$(243)	$—
Decrease in carrying amount of liabilities	59	—
Transaction costs	(12)	—
Receivable from buyer - recorded in prepaid expenses and other current assets	233	—
Gain on sale of subsidiary	$37	$—

Details of change in fair value of derivatives, net:
Gain on 1.125% Call Option	$321	$158
Loss on 1.125% Conversion Option	(321)	(158)
Change in fair value of derivatives, net	$—	$—

1.625% Notes exchange transaction:
Common stock issued in exchange for 1.625% Notes	$131	$—
Component of 1.625% Notes allocated to additional paid-in capital, net of income taxes	(23)	—
Net increase to additional paid-in capital	$108	$—
See accompanying notes.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2018

1. Organization and Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides quality managed health care to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments, consisting of our Health Plans segment, which constitutes the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment.
The Health Plans segment consists of health plans operating in 13 states and the Commonwealth of Puerto Rico. As of September 30, 2018, these health plans served approximately 4.0 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace (Marketplace) members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (HMO).
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
The Molina Medicaid Solutions segment provides support to state government agencies’ administration of their Medicaid programs, including business processing, information technology development and administrative services. The Other segment includes primarily our behavioral health and social services provider subsidiary (Pathways), and corporate amounts not allocated to other reportable segments.
Recent Developments – Health Plans Segment
New Mexico Health Plan. In our Annual Report on Form 10-K for 2017, we reported that we were notified by the New Mexico Medicaid agency that we had not been selected for a tentative award of a 2019 Medicaid contract. A hearing was held on our judicial protest on October 17, 2018, with a decision expected in the fourth quarter of 2018. Regardless of the court’s decision on our protest, we would have further rights of appeal. We are continuing to manage the business in run-off until such time as a different outcome is determined. As of September 30, 2018, we served approximately 206,000 Medicaid members in New Mexico, which represented premium revenue of $891 million for the nine months ended September 30, 2018.
Puerto Rico Health Plan. In July 2018, our Puerto Rico health plan was selected by the Puerto Rico Health Insurance Administration to be one of the organizations to administer the Commonwealth’s new Medicaid Managed Care contract. We expect to serve approximately 290,000 members under the new contract. The base contract runs for a period of three years with an optional one-year extension. As of September 30, 2018, we served approximately 320,000 Medicaid members in the East and Southwest regions of Puerto Rico, which represented premium revenue of $549 million for the nine months ended September 30, 2018.
Florida Health Plan. In June 2018, our Florida health plan was awarded comprehensive Medicaid Managed Care contracts by the Florida Agency for Health Care Administration (AHCA) in Regions 8 and 11 of the Florida Statewide Medicaid Managed Care Invitation to Negotiate. As of September 30, 2018, we served approximately 96,000 Medicaid members in those regions, which represented premium revenue of approximately $346 million for the nine months ended September 30, 2018. Services under the new contract are expected to begin on January 1, 2019. We will be serving both the Medicaid and long-term care populations in the two regions.
Washington Health Plan. In May 2018, our Washington health plan was selected by the Washington State Health Care Authority (HCA) to enter into a managed care contract for the eight remaining regions of the state’s Apple Health Integrated Managed Care program, in addition to the two regions previously awarded to us. We were

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 8

selected by HCA for the following regions: Greater Columbia, King, North Sound, Pierce, and Spokane beginning January 1, 2019; and Salish, Thurston-Mason, and Great Rivers beginning January 1, 2020. As of September 30, 2018, we served approximately 738,000 Medicaid members in Washington, which represented premium revenue of $1,558 million for the nine months ended September 30, 2018.
Recent Developments – Molina Medicaid Solutions Segment
We closed on the sale of Molina Medicaid Solutions (MMS) to DXC Technology Company on September 30, 2018. The net cash selling price for the equity interests of MMS was $233 million, which we received on October 1, 2018. As a result of this transaction, we recognized a pretax gain, net of transaction costs, of $37 million. Refer to Note 11, “Segments,” for further information.
Subsequent Event – Other Segment
On October 19, 2018, we sold our Pathways subsidiary to Pyramid Health Holdings, LLC for a nominal purchase price. We expect to record a loss on sale of subsidiary amounting to approximately $40 million, net of income tax benefits.
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
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., its subsidiaries, and variable interest entities (VIEs) in which Molina Healthcare, Inc. is considered to be the primary beneficiary. Such VIEs are insignificant to our consolidated financial position and results of operations. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results for the entire year ending December 31, 2018.
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

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 9

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Cash and cash equivalents	$2,814	$3,934
Restricted cash and cash equivalents	94	91
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the statements of cash flows	$2,908	$4,025
Revenue Recognition
We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018, using the modified retrospective approach. The insurance contracts of our Health Plans segment, which segment constitutes the vast majority of our operations, are excluded from the scope of Topic 606 because the recognition of revenue under these contracts is dictated by other accounting standards governing insurance contracts. The cumulative effect of initially applying the guidance, relating entirely to our Molina Medicaid Solutions segment contracts, resulted in an immaterial impact to beginning retained earnings, as presented in the accompanying consolidated statement of stockholders’ equity. Topic 606 was only applied to service contracts that were not completed as of December 31, 2017. Refer to “Other segment” below for further information.
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
Medicaid

•
Medical Cost Floors (Minimums), and Medical Cost Corridors: Pursuant to certain contract provisions, a portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $198 million and $135 million at September 30, 2018 and December 31, 2017, respectively. Approximately $144 million and $96 million of this liability accrued at September 30, 2018 and December 31, 2017, respectively, relates to our participation in Medicaid Expansion programs. Refer to Note 12, “Commitments and Contingencies,” for further information regarding the California Medicaid Expansion program.

•
Retroactive Premium Adjustments: State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, rather than in the months of service to which the retroactive adjustment applies.

Medicare

•
Minimum MLR: The Affordable Care Act (ACA) has established a minimum annual medical loss ratio (Minimum MLR) of 85% for Medicare. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of operations. The payable for the Medicare Minimum MLR was not significant at September 30, 2018 and December 31, 2017.

Marketplace

•
Risk adjustment: Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score, and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 10

revenue in our consolidated statements of operations. As of September 30, 2018, and December 31, 2017, the Marketplace risk adjustment payable amounted to $390 million and $912 million, respectively.

•
Minimum MLR: The ACA has established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of operations. The payable for the Marketplace Minimum MLR was not significant at September 30, 2018 and December 31, 2017.

2)	Quality Incentives:
At many of our health plans, revenue ranging from approximately 1% to 3% of certain health plan premiums is earned only if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of September 30, 2018 are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Maximum available quality incentive premium - current period	$48	$36	$135	$113
Quality incentive premium revenue recognized in current period:
Earned current period	$39	$24	$97	$72
Earned prior periods	9	3	32	9
Total	$48	$27	$129	81

Quality incentive premium revenue recognized as a percentage of total premium revenue	1.1%	0.6%	1.0%	0.6%
Other segment
Our Pathways subsidiary’s revenue is all variable, and generally invoiced after services are rendered; customer payment follows invoicing. We concluded that there is no change to revenue recognition under Topic 606 for Pathways, and therefore no impact to retained earnings effective January 1, 2018. As discussed in Note 1, “Organization and Basis of Presentation,” we sold Pathways on October 19, 2018.
Medical Care Costs - Marketplace Cost Share Reduction (CSR) Update
In the nine months ended September 30, 2018, we recognized a benefit of approximately $81 million in reduced medical expense related to 2017 dates of service, including $5 million in the third quarter of 2018, as a result of the federal government’s confirmation that the reconciliation of 2017 Marketplace CSR subsidies would be performed on an annual basis. In the fourth quarter of 2017, we had assumed a nine-month reconciliation of this item pending confirmation of the time period to which the 2017 reconciliation would be applied.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels. Our investments consist primarily of investment-grade debt securities with a maximum maturity of 10 years and an average duration of three years or less. Restricted investments are invested principally in certificates of deposit and U.S. treasury securities. Concentration of credit risk with respect to accounts receivable is generally limited because our payors consist principally of the governments of each state in which our health plan subsidiaries operate.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 11

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
The Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017. The TCJA, in part, reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. Accounting guidance allows filers a measurement period of one year from the enactment date to finalize the provisional valuation of deferred tax assets and liabilities. During the third quarter of 2018, we recognized approximately $4 million in adjustments to our provisional valuation of our deferred tax assets and liabilities recorded at December 31, 2017, and included these adjustments as a component of income tax expense from continuing operations, which decreased our effective tax rate by 150 basis points in the quarter. At September 30, 2018, we had not completed our accounting for the tax effects resulting from enactment of TCJA with respect to valuation of our deferred tax assets and liabilities. We will continue to refine our calculations as additional analysis is completed. In addition, our estimates may also be affected by expected future guidance on the tax law from the Internal Revenue Service and U.S. Treasury.
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
Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires us to include in our consolidated statements of cash flows the changes in the balances of cash, cash equivalents, restricted cash and restricted cash equivalents. We adopted ASU 2016-18 on January 1, 2018. We have applied the guidance retrospectively to all periods presented. Such retrospective adoption resulted in a $91 million reclassification of restricted cash and cash equivalents from “Investing activities,” to the beginning and ending balances of cash and cash equivalents in our consolidated statements of cash flows for the nine months ended September 30, 2017. There was no impact to our consolidated statements of operations, balance sheets, or stockholders’ equity. The reconciliation of cash and cash equivalents to cash, cash equivalents, and restricted cash and cash equivalents is presented at the beginning of this note.
Recent Accounting Pronouncements Not Yet Adopted
Software Licenses. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective beginning January 1, 2020, and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption; early adoption is permitted. We are evaluating the effect of this guidance.
Callable Debt Securities. In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. ASU 2017-08 is effective beginning January 1, 2019, and must be adopted as a cumulative effect adjustment to retained earnings; early adoption is permitted. We are evaluating the effect of this guidance.
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 12

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
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as modified by:

•	ASU 2017-03, Transition and Open Effective Date Information;

•	ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842;

•	ASU 2018-10, Codification Improvements to Topic 842, Leases; and

•	ASU 2018-11, Leases (Topic 842): Targeted Improvements.
Under Topic 842, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both financing and operating leases. Topic 842 also requires new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. We will adopt Topic 842 effective January 1, 2019, using the modified retrospective method. Under this method, we will recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings on January 1, 2019. In addition, we have elected the transition option provided under ASU 2018-11, which allows entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption.
Under Topic 842, we will record right-of-use assets and liabilities relating primarily to our long-term office operating leases. We have substantially completed the configuration of our lease database management system for the adoption of Topic 842. We do not currently expect the adoption of this guidance to have a material effect on our consolidated results of operations, financial condition or cash flows.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 13

3. Net Income (Loss) per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except net income per share)
Numerator:
Net income (loss)	$197	$(97)	$506	$(250)
Denominator:
Shares outstanding at the beginning of the period	61.3	56.5	59.3	55.8
Weighted-average number of shares issued:
Exchange of 1.625% Notes (1)	—	—	1.3	—
Stock-based compensation	—	—	0.2	0.4
Denominator for basic net income per share	61.3	56.5	60.8	56.2
Effect of dilutive securities:
1.125% Warrants (1)	5.6	—	5.0	—
1.625% Notes (1)	0.6	—	0.5	—
Stock-based compensation	0.4	—	0.3	—
Denominator for diluted net income per share	67.9	56.5	66.6	56.2

Net income (loss) per share: (2)
Basic	$3.22	$(1.70)	$8.32	$(4.44)
Diluted	$2.90	$(1.70)	$7.60	$(4.44)

Potentially dilutive common shares excluded from calculations:
1.125% Warrants (1)	—	2.3	—	1.3
1.625% Notes (1)	—	0.6	—	0.3
Stock-based compensation	—	0.2	—	0.3
______________________________

(1)
For more information and definitions regarding the 1.625% Notes, refer to Note 7, “Debt.” For more information and definitions regarding the 1.125% Warrants, refer to Note 9, “Stockholders' Equity.” The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive.

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
Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability (see Note 8 “Derivatives,” for definitions and further information). These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of September 30, 2018, included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.125% Call Option derivative asset and the 1.125% Conversion Option

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 14

derivative liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of operations. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such derivative instruments is mitigated.
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the nine months ended September 30, 2018.
Our financial instruments measured at fair value on a recurring basis at September 30, 2018, were as follows:

	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,191	$—	$1,191	$—
U.S. treasury notes	221	221	—	—
Government-sponsored enterprise securities (GSEs)	170	170	—	—
Municipal securities	119	—	119	—
Asset-backed securities	92	—	92	—
Certificate of deposit	15	—	15	—
Other	4	—	4	—
Subtotal - current investments	1,812	391	1,421	—
1.125% Call Option derivative asset	843	—	—	843
Total assets	$2,655	$391	$1,421	$843

1.125% Conversion Option derivative liability	$843	$—	$—	$843
Total liabilities	$843	$—	$—	$843
Our financial instruments measured at fair value on a recurring basis at December 31, 2017, were as follows:

	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,588	$—	$1,588	$—
U.S. treasury notes	388	388	—	—
GSEs	253	253	—	—
Municipal securities	141	—	141	—
Asset-backed securities	117	—	117	—
Certificates of deposit	37	—	37	—
Subtotal - current investments	2,524	641	1,883	—
Corporate debt securities	101	—	101	—
U.S. treasury notes	68	68	—	—
Subtotal - current restricted investments	169	68	101	—
1.125% Call Option derivative asset	522	—	—	522
Total assets	$3,215	$709	$1,984	$522

1.125% Conversion Option derivative liability	$522	$—	$—	$522
Total liabilities	$522	$—	$—	$522

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 15

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
5.375% Notes	$693	$711	$692	$730
1.125% Notes (1)	295	1,142	496	1,052
4.875% Notes	326	325	325	329
1.625% Notes (2)	—	—	157	220
Credit Facility (2)	—	—	300	300
	$1,314	$2,178	$1,970	$2,631
______________________

(1)
The fair value of the 1.125% Conversion Option (the embedded cash conversion option), which is included in the fair value amounts presented above, amounted to $843 million and $522 million as of September 30, 2018, and December 31, 2017, respectively. See further discussion at Note 7, “Debt,” and Note 8, “Derivatives.”

(2)	For more information on debt repayments in the nine months ended September 30, 2018, refer to Note 7, “Debt.”

5. Investments
Available-for-Sale Investments
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our investments as of the dates indicated:

	September 30, 2018
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,197	$1	$7	$1,191
U.S. treasury notes	222	—	1	221
GSEs	172	—	2	170
Municipal securities	121	—	2	119
Asset backed securities	93	—	1	92
Certificates of deposit	15	—	—	15
Other	4	—	—	4
	$1,824	$1	$13	$1,812

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 16

	December 31, 2017
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,591	$1	$4	$1,588
U.S. treasury notes	389	—	1	388
GSEs	255	—	2	253
Municipal securities	142	—	1	141
Asset-backed securities	117	—	—	117
Certificates of deposit	37	—	—	37
Subtotal - current investments	2,531	1	8	2,524
Corporate debt securities	101	—	—	101
U.S. treasury notes	68	—	—	68
Subtotal - current restricted investments	169	—	—	169
	$2,700	$1	$8	$2,693
The contractual maturities of our available-for-sale investments as of September 30, 2018 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$1,025	$1,023
Due after one year through five years	799	789
	$1,824	$1,812
As discussed further in Note 7, “Debt,” the 4.875% Notes’ indenture required us to hold a portion of the net proceeds from their issuance in a segregated account to be used to settle the conversion of the 1.625% Notes. Prior to September 30, 2018, this account was reported as a current asset, entitled “Restricted investments,” in the accompanying consolidated balance sheets. Because this account was used to settle the conversion of the 1.625% Notes in the third quarter of 2018, current restricted investments, as of September 30, 2018, was reduced to zero.
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three and nine months ended September 30, 2018 and 2017 were insignificant.
We have determined that unrealized losses at September 30, 2018 and December 31, 2017, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of September 30, 2018:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$727	$4	460	$186	$3	127
U.S. Treasury notes	—	—	—	94	1	31
GSEs	—	—	—	127	2	68
Municipal securities	63	1	63	55	1	57
Asset backed securities	72	1	41	—	—	—
	$862	$6	564	$462	$7	283

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 17

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
Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Held-to-maturity restricted investments as of September 30, 2018, are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$111	$111
Due after one year through five years	7	7
	$118	$118

6. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable (including amounts payable for the provision of long-term services and supports, or LTSS) as of the dates indicated:

	September 30, 2018	December 31, 2017
	(In millions)
Fee-for-service claims incurred but not paid (IBNP)	$1,609	$1,717
Pharmacy payable	121	112
Capitation payable	48	67
Other	264	296
	$2,042	$2,192
“Other” medical claims and benefits payable includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of operations. Non-risk provider payables amounted to $158 million and $122 million as of September 30, 2018 and December 31, 2017, respectively.
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The amounts presented for “Components of medical care costs related to: Prior periods” represent the amounts by which our original estimate of medical claims and benefits payable at the beginning of the

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 18

period were (more) less than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Medical claims and benefits payable, beginning balance	$2,192	$1,929
Components of medical care costs related to:
Current period	11,589	12,813
Prior periods	(227)	9
Total medical care costs	11,362	12,822

Change in non-risk provider payables	60	172

Payments for medical care costs related to:
Current period	9,866	10,944
Prior periods	1,706	1,501
Total paid	11,572	12,445
Medical claims and benefits payable, ending balance	$2,042	$2,478
The differences between our original estimates and the amounts ultimately paid out for the most part relate to IBNP. Assuming that our initial estimate of IBNP is accurate, we believe that amounts ultimately paid would generally be between 8% and 10% less than the IBNP liability recorded at the end of the period as a result of the inclusion in that liability of the provision for adverse claims deviation and the accrued cost of settling those claims. Because we establish the provision for adverse claims deviation and the accrued cost of settling claims on a consistent basis every quarter, the lower cost recognized in a subsequent period if such a provision proved unnecessary would be offset by the establishment of a similar provision during that same period.
Because the amount of our initial liability is an estimate, we will always experience variability in that estimate as new information becomes available with the passage of time. Therefore, there can be no assurance that amounts ultimately paid out will fall within the range of 8% to 10% lower than the liability that was initially recorded.
Further, because our initial estimate of IBNP is derived from many factors, some of which are qualitative in nature rather than quantitative, we are seldom able to assign specific values to the reasons for a change in estimate—we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
We believe that the most significant uncertainties surrounding our IBNP estimates at September 30, 2018 are as follows:

•
Across all of our health plans, the inventory of unpaid claims increased significantly during the first half of 2017, then decreased in the last half of 2017 and into 2018. Changes in claims inventories impact the timing between date of service and the date of claim payment, increasing the volatility of our liability estimates.

•
In June 2018, our Puerto Rico health plan implemented state prescribed claim billing requirements to ensure more accurate claims submissions. The billing requirements were more stringent and caused a significant number of claim denials. Although we expect providers to ultimately submit updated claims with the required information, the impact of the new billing requirements creates more uncertainty in our liability estimates.

•
At our Florida health plan, a new clinical service system was implemented in the first quarter of 2018. This system impacted the reporting of inpatient authorizations used in our development of claims liabilities, which makes our liability estimates subject to more than the usual amount of uncertainty.

•
We recently implemented a new process for increased quality review of claims payments in 11 of our health plans. While we do not anticipate this new process will impact the percentage of claims paid within the timely turnaround requirements, we believe it will have a minor impact on the timing of some paid claims. For this reason, our liability estimates in these 11 health plans are subject to more than the usual amount of uncertainty.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 19

We recognized favorable prior period claims development in the amount of $227 million for the nine months ended September 30, 2018. This amount represents our estimate as of September 30, 2018, of the extent to which our initial estimate of medical claims and benefits payable at December 31, 2017, was more than the amount that will ultimately be paid out in satisfaction of that liability. We believe these differences were due primarily to the following factors:

•
The impact of the provision for adverse claims deviation and the accrued cost of settling claims as discussed above. Because we re-establish the provision for adverse claims deviation and the accrued cost of settling claims on a consistent basis every quarter, the impact of this item to medical care costs in the nine months ended September 30, 2018, results was minimal.

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

7. Debt
As of September 30, 2018, contractual maturities of debt were as follows. All amounts represent the principal amounts of the debt instruments outstanding.

	Total	2019	2020	2021	2022	2023	Thereafter

	(In millions)
5.375% Notes	$700	$—	$—	$—	$700	$—	$—
4.875% Notes	330	—	—	—	—	—	330
1.125% Notes	314	—	314	—	—	—	—
	$1,344	$—	$314	$—	$700	$—	$330

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 20

All of our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets:

	September 30, 2018	December 31, 2017
	(In millions)
Current portion of long-term debt:
1.125% Notes, net of unamortized discount of $18 at September 30, 2018, and $51 at December 31, 2017	$296	$499
1.625% Notes, net of unamortized discount of $3 at December 31, 2017	—	157
Lease financing obligations	1	1
Debt issuance costs	(1)	(4)
	296	653
Non-current portion of long-term debt:
5.375% Notes	700	700
4.875% Notes	330	330
Credit Facility	—	300
Debt issuance costs	(11)	(12)
	1,019	1,318
Lease financing obligations	198	198
	$1,513	$2,169
Interest cost recognized relating to our convertible senior notes for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Contractual interest at coupon rate	$1	$3	$5	$9
Amortization of the discount	5	8	18	24
	$6	$11	$23	$33
Credit Facility
In January 2017, we entered into an amended unsecured $500 million revolving credit facility (the Credit Facility). The Credit Facility has a term of five years and all amounts outstanding will be due and payable on January 31, 2022. In May 2018, we repaid the $300 million outstanding borrowings under the Credit Facility. As of September 30, 2018, no amounts were outstanding under the Credit Facility, and outstanding letters of credit amounting to $6 million reduced our borrowing capacity under the Credit Facility to $494 million.
Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, we are required to pay a quarterly commitment fee. Certain of our wholly owned subsidiaries guarantee our obligations under the Credit Facility. The Credit Facility contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. As of September 30, 2018, we were in compliance with all financial and non-financial covenants under the Credit Facility and other long-term debt.
Bridge Credit Agreement
In January 2018, we entered into a bridge credit agreement with several banks, which was subsequently terminated in August 2018.
5.375% Notes due 2022
We have $700 million aggregate principal amount of senior notes (the 5.375% Notes) outstanding as of September 30, 2018, which are due November 15, 2022, unless earlier redeemed. Interest on the 5.375% Notes is payable semiannually in arrears on May 15 and November 15. Certain of our wholly owned subsidiaries guarantee our obligations under the 5.375% Notes; such guarantees mirror those of the Credit Facility. See Note 13,

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 21

“Supplemental Condensed Consolidating Financial Information,” for more information on the guarantors. The 5.375% Notes contain customary non-financial covenants and change in control provisions.
4.875% Notes due 2025
We have $330 million aggregate principal amount of senior notes (the 4.875% Notes) outstanding as of September 30, 2018, which are due June 15, 2025, unless earlier redeemed. Interest on the 4.875% Notes is payable semiannually in arrears on June 15 and December 15. Certain of our wholly owned subsidiaries guarantee our obligations under the 4.875% Notes; such guarantees mirror those of the Credit Facility. The 4.875% Notes contain customary non-financial covenants and change of control provisions.
1.125% Cash Convertible Senior Notes due 2020
In the second and third quarters of 2018, we entered into privately negotiated note purchase agreements with certain holders of our outstanding 1.125% cash convertible senior notes due January 15, 2020 (the 1.125% Notes).
In the third quarter of 2018, we repaid $140 million aggregate principal amount of the 1.125% Notes, plus accrued interest, for a total cash payment of $483 million. The $343 million difference between the principal amount extinguished and our cash payment primarily represents the settlement of the 1.125% Notes’ embedded cash conversion option feature at fair value (which is a derivative liability we refer to as the 1.125% Conversion Option).
In the second quarter of 2018, we repaid $96 million aggregate principal amount of the 1.125% Notes, plus accrued interest, for a total cash payment of $228 million. As noted above, the $132 million difference between the principal amount extinguished and our cash payment primarily represents the settlement of the embedded cash conversion option feature at fair value.
In the nine months ended September 30, 2018, we have recorded a loss on debt extinguishment of $15 million for the 1.125% Notes purchases, including $10 million in the third quarter of 2018, primarily relating to the acceleration of the debt discount. This loss is reported in “Other expenses (income), net” in the accompanying consolidated statements of operations. No common shares were issued in connection with these transactions.
In connection with the 1.125% Notes purchases, we also entered into privately negotiated termination agreements with each of the counterparties in the second and third quarters of 2018, to partially terminate the Call Spread Overlay, defined and further discussed in Notes 8, “Derivatives,” and 9, “Stockholders' Equity.” The net cash proceeds from the Call Spread Overlay partial termination transactions partially offset the cash paid to settle the 1.125% Notes.
Following the transactions described above, we have $314 million aggregate principal amount of the 1.125% Notes outstanding at September 30, 2018. Interest is payable semiannually in arrears on January 15 and July 15. The 1.125% Notes are convertible only into cash, and not into shares of our common stock or any other securities. The initial conversion rate for the 1.125% Notes is 24.5277 shares of our common stock per $1,000 principal amount, or approximately $40.77 per share of our common stock. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount of 1.125% Notes, equal to the settlement amount, determined in the manner set forth in the indenture. We may not redeem the 1.125% Notes prior to the maturity date. The 1.125% Notes are convertible by the holders within one year of the current balance sheet date until they mature; therefore, they are reported in current portion of long-term debt.
Concurrent with the issuance of the 1.125% Notes, the 1.125% Conversion Option was separated from the 1.125% Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the 1.125% Conversion Option fully settles or expires. This initial liability simultaneously reduced the carrying value of the 1.125% Notes’ principal amount (effectively an original issuance discount), which is amortized to the principal amount through the recognition of non-cash interest expense over the expected life of the debt. The effective interest rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued is approximately 6%. As of September 30, 2018, the 1.125% Notes had a remaining amortization period of 1.3 years, and their ‘if-converted’ value exceeded their principal amount by approximately $626 million and $406 million as of September 30, 2018 and December 31, 2017, respectively.
1.625% Convertible Senior Notes due 2044
Conversion. On July 11, 2018, we announced notice of our election to redeem the remaining $64 million aggregate principal amount of the 1.625% convertible senior notes due 2044 (the 1.625% Notes) on August 20, 2018 (the Redemption Date), pursuant to the terms of the indenture. Also pursuant to the indenture, the 1.625% Notes were convertible until August 17, 2018, at a conversion rate of 17.2157 shares of our common stock per $1,000 principal amount equal to the settlement amount (as defined in the related indenture), or approximately $58.09 per share of our common stock.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 22

Through August 17, 2018, we received conversion notices from substantially all of the remaining holders of the 1.625% Notes outstanding. Under the conversions, we paid cash for the remaining $64 million aggregate principal amount and delivered 0.6 million shares of our common stock to the converting holders on the settlement dates in September 2018.
Exchange. In March 2018, we entered into separate, privately negotiated, synthetic exchange agreements with certain holders of our outstanding 1.625% Notes, under which we exchanged $97 million aggregate principal amount and accrued interest for 1.8 million shares of our common stock. We recorded a loss on debt extinguishment, including transaction fees, of $10 million, primarily relating to the inducement premium paid to the bondholders, which is recorded in “Other expenses (income), net” in the accompanying consolidated statements of operations. We did not receive any proceeds from the transaction.
Cross-Default Provisions
The indentures governing the 4.875% Notes, the 5.375% Notes and the 1.125% Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.

8. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the accompanying consolidated balance sheets:

	Balance Sheet Location	September 30, 2018	December 31, 2017
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$843	$522
Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$843	$522
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
1.125% Notes Call Spread Overlay. Concurrent with the issuance of the 1.125% Notes in 2013, we entered into privately negotiated hedge transactions (collectively, the 1.125% Call Option) and warrant transactions (collectively, the 1.125% Warrants), with certain of the initial purchasers of the 1.125% Notes (the Counterparties). We refer to these transactions collectively as the Call Spread Overlay. Under the Call Spread Overlay, the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Notes was reduced by proceeds from the sale of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Notes), these transactions are intended to offset cash payments in excess of the principal amount of the 1.125% Notes due upon any conversion of such notes.
In the second and third quarters of 2018, in connection with the 1.125% Notes purchases (described in Note 7, “Debt”), we entered into privately negotiated termination agreements with each of the Counterparties to partially terminate the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Notes purchased. In the third quarter of 2018, this resulted in our receipt of $343 million for the settlement of the 1.125% Call Option (which is a derivative asset), and the payment of $306 million for the partial termination of the 1.125% Warrants, for an aggregate net cash receipt of $37 million from the Counterparties.
In the second quarter of 2018, this resulted in our receipt of $134 million for the settlement of the 1.125% Call Option, and the payment of $113 million for the partial termination of the 1.125% Warrants, for an aggregate net cash receipt of $21 million from the Counterparties.
1.125% Call Option. The 1.125% Call Option, which is indexed to our common stock, is a derivative asset that requires mark-to-market accounting treatment due to cash settlement features until the 1.125% Call Option settles or expires. For further discussion of the inputs used to determine the fair value of the 1.125% Call Option, refer to Note 4, “Fair Value Measurements.”

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 23

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
As of September 30, 2018, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Notes may be converted within twelve months of September 30, 2018, as described in Note 7, “Debt.”

9. Stockholders' Equity
1.625% Notes
Conversion. As described in Note 7, “Debt,” we issued 0.6 million shares of our common stock in connection with the conversion of the 1.625% Notes in the third quarter of 2018.
Exchange. As described in Note 7, “Debt,” we issued 1.8 million shares of our common stock in connection with the exchange of the 1.625% Notes in March 2018.
1.125% Warrants
In connection with the Call Spread Overlay transaction described in Note 8, “Derivatives,” in 2013, we issued 13.5 million warrants with a strike price of $53.8475 per share. Under certain circumstances, beginning in April 2020, if the price of our common stock exceeds the strike price of the 1.125% Warrants, we will be obligated to issue shares of our common stock subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, “Net Income (Loss) per Share,” for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Following the transactions described below, 7.7 million of the 1.125% Warrants remain outstanding.
As described in Note 8, “Derivatives,” in the second and third quarters of 2018, we entered into privately negotiated termination agreements with each of the Counterparties to partially terminate the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Notes purchased. In the third quarter of 2018, we paid $306 million to the Counterparties for the termination of 3.4 million of the 1.125% Warrants outstanding, which resulted in a reduction of additional paid-in-capital for the same amount.
In the second quarter of 2018, we paid $113 million to the Counterparties for the termination of 2.4 million of the 1.125% Warrants outstanding, which resulted in a reduction of additional paid-in capital for the same amount.
Share-Based Compensation
In connection with our equity incentive plans and employee stock purchase plan, approximately 281,000 shares of common stock vested or were purchased, net of shares used to settle employees’ income tax obligations, during the nine months ended September 30, 2018.
Share-based compensation is generally recorded to “General and administrative expenses” in the accompanying consolidated statements of operations. Total share-based compensation expense for the three and nine months ended September 30, 2018, amounted to $7 million and $20 million, respectively. Total share-based compensation expense for the three months ended September 30, 2017, amounted to $3 million. Total share-based compensation expense for the nine months ended September 30, 2017, amounted to $38 million, of which $23 million was recorded to “Restructuring and separation costs” in the accompanying consolidated statements of operations.
As of September 30, 2018, there was $41 million of total unrecognized compensation expense related to unvested restricted stock awards (RSAs), performance stock awards (PSAs), and performance stock units (PSUs), which we expect to recognize over a remaining weighted-average period of 2.8 years, 0.4 years and 2.3 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 12.1% for non-executive employees as of September 30, 2018.
Also as of September 30, 2018, there was $11 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 2.0 years. No stock options were granted or exercised in the nine months ended September 30, 2018.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 24

Activity for RSAs, PSAs and PSUs, for the nine months ended September 30, 2018, is summarized below:

	Restricted Stock Awards	Performance Stock Awards	Performance Stock Units	Total	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2017	401,804	84,762	91,828	578,394	$58.35
Granted	353,618	—	212,926	566,544	73.85
Vested	(188,954)	(32,929)	—	(221,883)	57.87
Forfeited	(152,243)	(48,701)	(104,527)	(305,471)	63.67
Unvested balance, September 30, 2018	414,225	3,132	200,227	617,584	70.11
The aggregate fair values of RSAs, PSAs and PSUs granted and vested are presented in the following table:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Granted:
Restricted stock awards	$26	$19
Performance stock units	16	16
	$42	$35
Vested:
Restricted stock awards	$14	$21
Performance stock awards	3	15
Performance stock units	—	9
	$17	$45

10. Restructuring and Separation Costs
Restructuring and separation costs are reported by the same name in the accompanying consolidated statements of operations.
IT Restructuring
Following the 2017 Restructuring Plan noted below, our new executive team has focused on a margin recovery plan that includes identification and implementation of various profit improvement initiatives. To that end, we have begun to implement a plan to restructure our information technology department (the IT Restructuring) in the third quarter of 2018.
Expected Costs
In addition to $3 million incurred in the third quarter of 2018, we expect to incur approximately $6 million for the IT Restructuring in the fourth quarter of 2018. We expect such costs to consist primarily of one-time termination benefits and other costs in the Other segment. We will update the total estimated costs for the IT Restructuring in our 2018 Annual Report on Form 10-K.
Costs Incurred
We have incurred expenses under the IT Restructuring as follows:

	Three and Nine Months Ended September 30, 2018
	One-Time Termination Benefits	Other Restructuring Costs		Total
		Consulting Fees	Contract Termination Costs
	(In millions)
Other	$2	$1	$—	$3

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 25

Reconciliation of Liability
For those restructuring and separation costs that require cash settlement (one-time termination benefits and consulting fees), the following table presents a roll-forward of the accrued liability, which is reported in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheets.

	One-Time Termination Benefits	Other Restructuring Costs	Total

Accrued as of December 31, 2017	$—	$—	$—
Charges	2	1	3
Cash payments	—	—	—
Accrued as of September 30, 2018	$2	$1	$3
2017 Restructuring Plan
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
Costs Incurred
In our 2017 Annual Report on Form 10-K, we reported that we had incurred substantially all of the costs associated with the 2017 Restructuring Plan in 2017, amounting to $234 million. In the nine months ended September 30, 2018, we incurred an additional $35 million in such costs, primarily as a result of our further evaluation and write-off of a utilization and care management project terminated because of its inconsistency with the goals of the 2017 Restructuring Plan. We also recorded nominal amounts for one-time termination benefits, true-ups of certain lease contract termination costs, and consulting fees recorded in 2017. As of September 30, 2018, we had incurred $269 million in total costs under the 2017 Restructuring Plan. We expect to complete all activities under the 2017 Restructuring Plan in 2018, with the exception of the cash settlement of lease termination liabilities. We expect to continue to settle those liabilities through 2025, unless the leases are terminated sooner.
The following tables present the major types of such costs by segment. Current and long-lived assets include current and non-current capitalized project costs, and capitalized software determined to be unrecoverable.

	Three Months Ended September 30, 2018
	One-Time Termination Benefits	Other Restructuring Costs			Total
		Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$—	$—	$2	$2
	$—	$—	$—	$2	$2

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 26

	Nine Months Ended September 30, 2018
	One-Time Termination Benefits	Other Restructuring Costs			Total
		Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$(1)	$—	$10	$9
Other	5	20	1	—	26
	$5	$19	$1	$10	$35

	Three Months Ended September 30, 2017
	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs			Total
			Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$27	$6	$—	$—	$33
Molina Medicaid Solutions	—	—	8	—	—	8
Other	—	23	35	16	3	77
	$—	$50	$49	$16	$3	$118

	Nine Months Ended September 30, 2017
	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs			Total
			Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$27	$6	$—	$—	$33
Molina Medicaid Solutions	—	—	8	—	—	8
Other	35	23	35	24	3	120
	$35	$50	$49	$24	$3	$161
As of September 30, 2018, we had incurred cumulative restructuring costs under the 2017 Restructuring Plan as follows:

	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs			Total
			Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$33	$15	$—	$34	$82
Molina Medicaid Solutions	—	—	8	—	—	8
Other	36	39	57	45	2	179
	$36	$72	$80	$45	$36	$269
Reconciliation of Liability
For those restructuring and separation costs that require cash settlement (primarily separation costs, one-time termination benefits, consulting fees and contract termination costs), the following table presents a roll-forward of the accrued liability, which is reported in “Accounts payable and accrued liabilities” in the accompanying

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 27

consolidated balance sheets. The adjustments are due to true-ups of costs recorded in 2017.

	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs	Total
	(In millions)
Accrued as of December 31, 2017	$2	$11	$35	$48
Adjustments	—	(1)	10	9
Charges	—	6	2	8
Cash payments	(2)	(15)	(15)	(32)
Accrued as of September 30, 2018	$—	$1	$32	$33

11. Segments
We have three reportable segments, consisting of our Health Plans segment, which constitutes the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment. Our reportable segments are consistent with how we currently manage the business and view the markets we serve. Refer to Note 1, “Organization and Basis of Presentation,” for a discussion of our recent divestiture of Pathways.
Recent Developments – Molina Medicaid Solutions Segment
We closed on the sale of MMS to DXC Technology Company on September 30, 2018. The net cash selling price for the equity interests of MMS was $233 million, which we received on October 1, 2018. As a result of this transaction, we recognized a pretax gain, net of transaction costs, of $37 million.
Description of Earnings Measures for Reportable Segments
Margin is the appropriate earnings measure for our reportable segments, based on how our chief operating decision maker currently reviews results, assesses performance, and allocates resources.
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
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Total revenue:
Health Plans	$4,565	$4,899	$13,826	$14,538
Molina Medicaid Solutions	53	47	152	140
Other	79	85	248	256
Consolidated	$4,697	$5,031	$14,226	$14,934

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 28

The following table reconciles margin by segment to consolidated income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Margin:
Health Plans	$547	$557	$1,812	$1,343
Molina Medicaid Solutions	14	5	26	13
Other	5	2	16	8
Total margin	566	564	1,854	1,364
Add: other operating revenues (1)	230	124	661	379
Add: gain on sale of subsidiary	37	—	37	—
Less: other operating expenses (2)	(538)	(769)	(1,693)	(2,029)
Operating income (loss)	295	(81)	859	(286)
Other expenses, net	36	32	116	10
Income (loss) before income taxes	$259	$(113)	$743	$(296)
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fees reimbursed, and investment income and other revenue.

(2)
Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, restructuring and separation costs, and impairment losses.

12. Commitments and Contingencies
California Medicaid Expansion Risk Corridor
In October 2018, we entered into contract amendments with the California Department of Health Care Services that retroactively reinstated the Medicaid Expansion risk corridor requirement for the state fiscal year ended June 2017. This risk corridor mandates a minimum medical loss ratio (MLR) of 85% and a maximum MLR of 95%. The estimated impact of such requirement resulted in a reduction to 2016 and 2017 premium revenue totaling approximately $57 million, which we recognized in the quarter ended September 30, 2018.
Regulatory Capital Requirements and Dividend Restrictions
Our health plans are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. Regulators in some states may also attempt to enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation. Such statutes, regulations, and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $2,041 million at September 30, 2018, and $1,691 million at December 31, 2017. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company—Molina Healthcare, Inc.
As of September 30, 2018, our health plans had aggregate statutory capital and surplus of approximately $2,125 million compared with the estimated required minimum aggregate statutory capital and surplus of approximately $1,138 million. All of our health plans were in compliance with the minimum capital requirements at September 30, 2018. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
Legal Proceedings
The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Penalties associated with violations of these laws and regulations include significant fines, exclusion from participating in publicly funded programs, and the repayment of previously collected revenues.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 29

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
Steamfitters Local 449 Pension Plan v. Molina Healthcare, Inc., et al. On October 5, 2018, the Steamfitters Local 449 Pension Plan filed its first amended class action securities complaint in the Central District Court of California against the Company and its former executive officers, J. Mario Molina, John C. Molina, Terry P. Bayer, and Rick Hopfer, Case 2:18-cv-03579. The amended complaint purports to seek recovery on behalf of all persons or entities who purchased Molina common stock between October 31, 2014, and August 2, 2017, for alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff alleges the defendants misled investors regarding the scalability of the Company’s administrative infrastructure during the identified class period. The Company believes it has meritorious defenses to the alleged claims and intends to defend the matter vigorously.
States’ Budgets
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid and Children’s Health Insurance Program (CHIP) programs. The states and Commonwealth in which we operate our health plans regularly face significant budgetary pressures.

13. Supplemental Condensed Consolidating Financial Information
As discussed in Note 7, “Debt,” we have outstanding $700 million aggregate principal amount of 5.375% Notes due November 15, 2022, unless earlier redeemed. At September 30, 2018, the 5.375% Notes were fully and unconditionally guaranteed by certain of our wholly owned subsidiaries on a joint and several basis, with exceptions considered customary for such guarantees.
For all periods presented, the following condensed consolidating financial statements present Molina Healthcare, Inc. (as “Parent Guarantor”), the subsidiary guarantors (as “Other Guarantors”), the subsidiary non-guarantors (as “Non-Guarantors”) and “Eliminations”, according to the guarantor structure as assessed as of and for the nine months ended September 30, 2018.
In connection with the divestiture of MMS described in Note 11, “Segments,” MMS was released as an “Other Guarantor” effective September 30, 2018, and is reported in “Non-Guarantors” for all periods presented.
In connection with the sale of all of the membership interests of our wholly owned subsidiary Pathways Health and Community Support LLC (Pathways) described in Note 1, “Organization and Basis of Presentation,” Pathways was released as an “Other Guarantor” effective October 19, 2018, leaving our wholly owned subsidiary Molina Pathways, LLC as the sole subsidiary guarantor as of that date.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 30

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$273	$—	$4,695	$(271)	$4,697
Expenses:
Medical care costs	(11)	—	3,801	—	3,790
Cost of service revenue	—	—	111	—	111
General and administrative expenses	243	1	338	(271)	311
Premium tax expenses	—	—	110	—	110
Health insurer fees	—	—	87	—	87
Depreciation and amortization	17	—	8	—	25
Restructuring and separation costs	3	—	2	—	5
Total operating expenses	252	1	4,457	(271)	4,439
Gain on sale of subsidiary	37	—	—	—	37
Operating income (loss)	58	(1)	238	—	295
Interest expense	26	—	—	—	26
Other expenses, net	10	—	—	—	10
Income (loss) before income taxes	22	(1)	238	—	259
Income tax (benefit) expense	(6)	—	68	—	62
Net income (loss) before equity in net earnings (losses) of subsidiaries	28	(1)	170	—	197
Equity in net earnings (losses) of subsidiaries	169	(2)	—	(167)	—
Net income (loss)	$197	$(3)	$170	$(167)	$197

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net income (loss)	$197	$(3)	$170	$(167)	$197
Other comprehensive gain, net of tax	1	—	1	(1)	1
Comprehensive income (loss)	$198	$(3)	$171	$(168)	$198

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 31

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$380	$(1)	$5,031	$(379)	$5,031
Expenses:
Medical care costs	3	—	4,217	—	4,220
Cost of service revenue	—	—	123	—	123
General and administrative expenses	244	—	518	(379)	383
Premium tax expenses	—	—	106	—	106
Depreciation and amortization	23	—	10	—	33
Restructuring and separation costs	77	—	41	—	118
Impairment losses	—	—	129	—	129
Total operating expenses	347	—	5,144	(379)	5,112
Operating income (loss)	33	(1)	(113)	—	(81)
Interest expense	32	—	—	—	32
Income (loss) before income taxes	1	(1)	(113)	—	(113)
Income tax expense (benefit)	9	(1)	(24)	—	(16)
Net loss before equity in net (losses) earnings of subsidiaries	(8)	—	(89)	—	(97)
Equity in net (losses) earnings of subsidiaries	(89)	(86)	8	167	—
Net loss	$(97)	$(86)	$(81)	$167	$(97)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(97)	$(86)	$(81)	$167	$(97)
Other comprehensive income, net of tax	—	—	—	—	—
Comprehensive loss	$(97)	$(86)	$(81)	$167	$(97)

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 32

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$867	$2	$14,220	$(863)	$14,226
Expenses:
Medical care costs	(4)	—	11,366	—	11,362
Cost of service revenue	—	—	349	—	349
General and administrative expenses	762	3	1,096	(863)	998
Premium tax expenses	—	—	320	—	320
Health insurer fees	—	—	261	—	261
Depreciation and amortization	53	—	23	—	76
Restructuring and separation costs	28	—	10	—	38
Total operating expenses	839	3	13,425	(863)	13,404
Gain on sale of subsidiary	37	—	—	—	37
Operating income (loss)	65	(1)	795	—	859
Interest expense	90	—	1	—	91
Other expenses, net	25	—	—	—	25
(Loss) income before income taxes	(50)	(1)	794	—	743
Income tax expense	4	—	233	—	237
Net (loss) income before equity in net earnings (losses) of subsidiaries	(54)	(1)	561	—	506
Equity in net earnings (losses) of subsidiaries	560	(6)	—	(554)	—
Net income (loss)	$506	$(7)	$561	$(554)	$506

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net income (loss)	$506	$(7)	$561	$(554)	$506
Other comprehensive loss, net of tax	(4)	—	(4)	4	(4)
Comprehensive income (loss)	$502	$(7)	$557	$(550)	$502

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 33

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$1,010	$1	$14,937	$(1,014)	$14,934
Expenses:
Medical care costs	10	—	12,812	—	12,822
Cost of service revenue	—	—	369	—	369
General and administrative expenses	799	2	1,440	(1,014)	1,227
Premium tax expenses	—	—	331	—	331
Depreciation and amortization	75	—	34	—	109
Restructuring and separation costs	120	—	41	—	161
Impairment losses	—	—	201	—	201
Total operating expenses	1,004	2	15,228	(1,014)	15,220
Operating income (loss)	6	(1)	(291)	—	(286)
Interest expense	85	—	—	—	85
Other income, net	(75)	—	—	—	(75)
Loss before income taxes	(4)	(1)	(291)	—	(296)
Income tax expense (benefit)	26	(1)	(71)	—	(46)
Net loss before equity in net (losses) earnings of subsidiaries	(30)	—	(220)	—	(250)
Equity in net (losses) earnings of subsidiaries	(220)	(152)	8	364	—
Net loss	$(250)	$(152)	$(212)	$364	$(250)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

	Nine Months Ended September 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Net loss	$(250)	$(152)	$(212)	$364	$(250)
Other comprehensive income, net of tax	1	—	1	(1)	1
Comprehensive loss	$(249)	$(152)	$(211)	$363	$(249)

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 34

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$399	$2	$2,413	$—	$2,814
Investments	106	—	1,706	—	1,812
Receivables	2	—	1,344	—	1,346
Due from (to) affiliates	63	(4)	(59)	—	—
Prepaid expenses and other current assets	293	—	193	—	486
Derivative asset	843	—	—	—	843
Total current assets	1,706	(2)	5,597	—	7,301
Property, equipment, and capitalized software, net	187	—	77	—	264
Goodwill and intangible assets, net	14	—	181	—	195
Restricted investments	—	—	118	—	118
Investment in subsidiaries, net	2,578	74	—	(2,652)	—
Deferred income taxes	48	—	95	—	143
Other assets	40	—	6	(16)	30
	$4,573	$72	$6,074	$(2,668)	$8,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4	$—	$2,038	$—	$2,042
Amounts due government agencies	—	—	1,030	—	1,030
Accounts payable and accrued liabilities	635	—	189	—	824
Deferred revenue	—	—	178	—	178
Current portion of long-term debt	296	—	—	—	296
Derivative liability	843	—	—	—	843
Total current liabilities	1,778	—	3,435	—	5,213
Long-term debt and lease financing obligations	1,217	—	16	(16)	1,217
Other long-term liabilities	17	—	43	—	60
Total liabilities	3,012	—	3,494	(16)	6,490
Total stockholders’ equity	1,561	72	2,580	(2,652)	1,561
	$4,573	$72	$6,074	$(2,668)	$8,051

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 35

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$504	$—	$2,682	$—	$3,186
Investments	192	—	2,332	—	2,524
Restricted investments	169	—	—	—	169
Receivables	2	—	869	—	871
Due from (to) affiliates	148	(5)	(143)	—	—
Prepaid expenses and other current assets	103	16	136	(16)	239
Derivative asset	522	—	—	—	522
Total current assets	1,640	11	5,876	(16)	7,511
Property, equipment, and capitalized software, net	223	—	119	—	342
Goodwill and intangible assets, net	15	—	240	—	255
Restricted investments	—	—	119	—	119
Investment in subsidiaries, net	2,306	82	—	(2,388)	—
Deferred income taxes	17	—	101	(15)	103
Other assets	32	—	110	(1)	141
	$4,233	$93	$6,565	$(2,420)	$8,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3	$—	$2,189	$—	$2,192
Amounts due government agencies	—	—	1,542	—	1,542
Accounts payable and accrued liabilities	178	14	174	—	366
Deferred revenue	—	—	282	—	282
Current portion of long-term debt	653	—	16	(16)	653
Derivative liability	522	—	—	—	522
Total current liabilities	1,356	14	4,203	(16)	5,557
Long-term debt and lease financing obligations	1,516	—	—	—	1,516
Deferred income taxes	—	—	15	(15)	—
Other long-term liabilities	24	1	37	(1)	61
Total liabilities	2,896	15	4,255	(32)	7,134
Total stockholders’ equity	1,337	78	2,310	(2,388)	1,337
	$4,233	$93	$6,565	$(2,420)	$8,471

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 36

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2018
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by (used in) operating activities	$451	$1	$(643)	$—	$(191)
Investing activities:
Purchases of investments	(136)	—	(1,066)	—	(1,202)
Proceeds from sales and maturities of investments	383	—	1,687	—	2,070
Purchases of property, equipment and capitalized software	(16)	—	(8)	—	(24)
Capital contributions to subsidiaries	(122)	—	122	—	—
Dividends from subsidiaries	268	—	(268)	—	—
Change in amounts due to/from affiliates	70	1	(71)	—	—
Other, net	—	—	(23)	—	(23)
Net cash provided by investing activities	447	1	373	—	821
Financing activities:
Repayment of credit facility	(300)	—	—	—	(300)
Repayment of principal amount of 1.125% Notes	(236)	—	—	—	(236)
Cash paid for partial settlement of 1.125% Conversion Option	(477)	—	—	—	(477)
Cash received for partial termination of 1.125% Call Option	477	—	—	—	477
Cash paid for partial termination of 1.125% Warrants	(419)	—	—	—	(419)
Repayment of principal amount of 1.625% Notes	(64)	—	—	—	(64)
Other, net	7	—	—	—	7
Net cash used in financing activities	(1,012)	—	—	—	(1,012)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(114)	2	(270)	—	(382)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	513	—	2,777	—	3,290
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$399	$2	$2,507	$—	$2,908

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 37

	Nine Months Ended September 30, 2017
	Parent Guarantor	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$215	$—	$742	$—	$957
Investing activities:
Purchases of investments	(331)	—	(1,563)	—	(1,894)
Proceeds from sales and maturities of investments	148	—	1,388	—	1,536
Purchases of property, equipment and capitalized software	(67)	—	(18)	—	(85)
Capital contributions to subsidiaries	(363)	2	361	—	—
Dividends from subsidiaries	136	—	(136)	—	—
Change in amounts due to/from affiliates	(100)	—	100	—	—
Other, net	—	—	(33)	—	(33)
Net cash (used in) provided by investing activities	(577)	2	99	—	(476)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	325	—	—	—	325
Proceeds from borrowings under credit facility	300	—	—	—	300
Other, net	7	—	—	—	7
Net cash provided by financing activities	632	—	—	—	632
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	270	2	841	—	1,113
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	86	—	2,826	—	2,912
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$356	$2	$3,667	$—	$4,025

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 38

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

•	the full reimbursement of the ACA health insurer fee, or HIF;

•	the success of the Company’s efforts to retain existing or awarded government contracts, including the success of any protest filings or defenses;

•
the Company’s ability to manage its operations, including maintaining and creating adequate internal systems and controls relating to authorizations, approvals, provider payments, and the overall success of its care management initiatives;

•	the Company’s ability to consummate and realize benefits from divestitures and acquisitions, including the recently consummated MMS and Pathways divestitures;

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

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 39

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

•	the Company’s failure to comply with the financial or other covenants in its credit agreement or the indentures governing its outstanding notes;

•	the sufficiency of the Company’s funds on hand to pay the amounts due upon conversion or maturity of its outstanding notes;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care or Medicaid management information systems industries;

•	increases in government surcharges, taxes, and assessments, including but not limited to the deductibility of certain compensation costs;

•	newly emergent viruses or widespread epidemics, public catastrophes or terrorist attacks, and associated public alarm;

•	the unexpected loss of the leadership of one or more of our senior executives; and

•	increasing competition and consolidation in the Medicaid industry;
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

ABOUT MOLINA HEALTHCARE
OUR MISSION IS TO PROVIDE QUALITY HEALTHCARE TO PEOPLE RECEIVING GOVERNMENT ASSISTANCE.
Molina Healthcare, Inc. provides quality managed health care to people receiving government assistance. We offer cost-effective Medicaid-related solutions to meet the health care needs of low-income families and individuals, and to assist government agencies in their administration of the Medicaid program. We have three reportable segments,

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 40

consisting of our Health Plans segment, which constitutes the vast majority of our operations; our Molina Medicaid Solutions segment; and our Other segment.

OVERVIEW - FINANCIAL SUMMARY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per-share amounts)
Revenue:
Premium revenue	$4,337	$4,777	$13,174	$14,165
Premium tax revenue	110	106	320	331
Health insurer fees reimbursed	83	—	248	—
Investment income and other revenue	37	18	93	48

Operating expenses:
Medical care costs	3,790	4,220	11,362	12,822
General and administrative expenses	311	383	998	1,227
Premium tax expenses	110	106	320	331
Health insurer fees	87	—	261	—

Gain on sale of subsidiary	37	—	37	—
Operating income (loss)	295	(81)	859	(286)
Interest expense	26	32	91	85
Other expenses (income), net	10	—	25	(75)
Income tax expense (benefit)	62	(16)	237	(46)
Net income (loss)	197	(97)	506	(250)

Operating Statistics:
Ending total membership	4.0	4.5	4.0	4.5
MCR (1)	87.4%	88.3%	86.2%	90.5%
G&A ratio (2)	6.6%	7.6%	7.0%	8.2%
Premium tax ratio (1)	2.5%	2.2%	2.4%	2.3%
Effective income tax rate	24.0%	14.6%	31.9%	15.5%
Net profit (loss) margin (2)	4.2%	(1.9)%	3.6%	(1.7)%
Net income (loss) per diluted share	$2.90	$(1.70)	$7.60	$(4.44)
________________________

(1)	MCR represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(2)	Net profit margin represents net income as a percentage of total revenue. G&A ratio represents general and administrative expenses as a percentage of total revenue.

CONSOLIDATED RESULTS
See tables below, under “Summary of Significant Items,” for details relating to significant non-run rate items, such as impairment losses, restructuring costs and material out of period adjustments to premiums or medical care costs.
NET INCOME AND OPERATING INCOME
Net income for the third quarter of 2018 amounted to $197 million, or $2.90 per diluted share, compared with a net loss of $97 million, or $1.70 per diluted share for the third quarter of 2017. Operating income for the third quarter of 2018 amounted to $295 million, compared with an operating loss of $81 million in the third quarter of 2017. The

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 41

year-over-year improvement is mainly driven by a decline in the medical care ratio (MCR). Additionally, results for the third quarter of 2017 reflect $247 million in impairment and restructuring charges, or $3.16 per diluted share.
Net income for the nine months ended September 30, 2018 was $506 million, or $7.60 per diluted share, compared with a net loss of $250 million, or $4.44 per diluted share for the nine months ended September 30, 2017. Operating income for the nine months ended September 30, 2018 amounted to $859 million, compared with an operating loss of $286 million for the nine months ended September 30, 2017. The year-over-year improvement is mainly driven by a decline in the MCR. Additionally, results for the nine months ended September 30, 2017 reflect $362 million in impairment and restructuring charges, or $4.69 per diluted share.
PREMIUM REVENUE
Premium revenue decreased $440 million in the third quarter of 2018, when compared with the third quarter of 2017. Member months declined 11%, partially offset by a per-member per-month (PMPM) revenue increase of 2%. Lower premium revenue was driven by a decrease in Marketplace membership, partially offset by Marketplace premium rate increases. In addition, we recognized a $57 million reduction in revenues for a retroactive California Medicaid Expansion risk corridor for the state’s 2017 fiscal year in the third quarter of 2018.
Premium revenue decreased $991 million in the nine months ended September 30, 2018, when compared with the nine months ended September 30, 2017. Member months declined 13%, partially offset by a revenue PMPM increase of 6%, primarily relating to Marketplace membership as noted above.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.5% for the third quarter of 2018 compared with 2.2% for the third quarter of 2017; and 2.4% compared with 2.3% for the nine months ended September 30, 2018 and 2017, respectively. At our California health plan, the premium tax rate is based on the prior state fiscal year enrollment. Because the California health plan’s enrollment and premium revenue have declined in 2018, premium taxes recognized in 2018 have driven a higher premium tax ratio in 2018.
INVESTMENT INCOME AND OTHER REVENUE
Investment income and other revenue increased to $37 million for the third quarter of 2018, compared with $18 million for the third quarter of 2017, and increased to $93 million for the nine months ended September 30, 2018, compared with $48 million for the nine months ended September 30, 2017. The current quarter and year-to-date increases were a result of two factors. First, investment income improved due to annualized portfolio yields, and, for the nine months ended September 30, 2018, we had higher average invested assets. In addition, other revenue increased in the third quarter and nine months ended September 30, 2018, due to administrative services fees earned in our Washington health plan following that state’s decision to transition the management of Medicaid pharmacy benefits to an administrative services-based arrangement in 2018.
MEDICAL CARE RATIO (MCR)
Overall, the MCR decreased to 87.4% in the third quarter of 2018, from 88.3% in the third quarter of 2017. Excluding the retroactive California Medicaid Expansion risk corridor adjustment and a small benefit from the 2017 Marketplace cost sharing reduction (CSR), the MCR would have been 86.4% in the third quarter of 2018. Excluding the change in Marketplace premium deficiency reserve for 2017 dates of service, the MCR for the third quarter of 2017 would have been 89.0%. The improvement was mainly due to a decrease in the Medicaid and Marketplace MCRs, partially offset by an increase in the Medicare MCR.
Overall, the MCR improved to 86.2% for the nine months ended September 30, 2018, from 90.5% in the nine months ended September 30, 2017. Excluding adjustments for the retroactive California Medicaid Expansion risk corridor, and the combined benefit of the 2017 Marketplace risk adjustment and CSR reimbursement, the MCR for the nine months ended September 30, 2018 would have been 86.9%. Excluding the change in Marketplace premium deficiency reserve for 2017 dates of service, the MCR for the nine months ended September 30, 2017 would have been 90.2%. The improvement was due to a decrease in the MCRs across our Medicaid, Medicare and Marketplace plans.
GENERAL AND ADMINISTRATIVE (G&A) EXPENSES
The general and administrative (G&A) expense ratio decreased to 6.6% for the third quarter of 2018, from 7.6% for the third quarter of 2017, and decreased to 7.0% for the nine months ended September 30, 2018, from 8.2% for the

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 42

nine months ended September 30, 2017. This year-over-year improvement was primarily the result of continued G&A cost containment.
HEALTH INSURER FEES (HIF)
Health insurer fees amounted to $87 million and $261 million, and health insurer fees reimbursed amounted to $83 million and $248 million, in the third quarter of 2018 and the nine months ended September 30, 2018, respectively.
There were no HIF expensed or reimbursed in 2017 due to the HIF moratorium under the Consolidated Appropriations Act of 2016.
GAIN ON SALE OF SUBSIDIARY
We closed on the sale of Molina Medicaid Solutions (MMS) to DXC Technology Company on September 30, 2018. The net cash selling price for the equity interests of MMS was $233 million, which we received on October 1, 2018. As a result of this transaction, we recognized a pretax gain, net of transaction costs, of $37 million, or $0.42 per diluted share in the third quarter of 2018.
INTEREST EXPENSE
Interest expense was $26 million for the third quarter of 2018, compared with $32 million for the third quarter of 2017. Interest expense was $91 million for the nine months ended September 30, 2018, compared with $85 million for the nine months ended September 30, 2017. As further described below in “Liquidity,” year to date we have reduced the principal amount of outstanding debt by $697 million.
Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on convertible senior notes, which amounted to $5 million and $8 million in the third quarter of 2018 and 2017, respectively and $18 million and $24 million in the nine months ended September 30, 2018 and 2017, respectively. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”
OTHER EXPENSES (INCOME), NET
In the three and nine months ended September 30, 2018, we recorded other expenses of $10 million and $25 million, respectively, due to the loss on debt extinguishment resulting from our 1.125% Notes repayments and the 1.625% Notes exchange. These transactions are described further in Notes to Consolidated Financial Statements, Note 7, “Debt.” In early 2017, we received a $75 million fee in connection with a terminated Medicare acquisition.
INCOME TAXES
The provision for income taxes was recorded at an effective rate of 24.0% for the third quarter of 2018, compared with a benefit of 14.6% for the third quarter of 2017, and 31.9% for the nine months ended September 30, 2018, compared with a benefit of 15.5% for the nine months ended September 30, 2017. The effective tax rate for 2018 differs from 2017 as a result of the reduction in the federal statutory rate from 35% to 21% under the TCJA and higher non-deductible expenses in 2018, primarily related to the non-deductible HIF, as a percentage of pre-tax income (loss). The HIF was not applicable in 2017 due to the 2017 HIF moratorium.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 43

SUMMARY OF SIGNIFICANT ITEMS
The tables below summarize the impact of certain items significant to our financial performance in the periods presented. The individual items presented below increase (decrease) income (loss) before income tax expense (benefit).

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Amount	Per Diluted Share (1)	Amount	Per Diluted Share (1)

Retroactive California Medicaid Expansion risk corridor for the state fiscal year ended June 30, 2017	$(57)	$(0.65)	$(57)	$(0.67)
Marketplace risk adjustment, for 2017 dates of service	—	—	56	0.66
Marketplace CSR subsidies, for 2017 dates of service	5	0.06	81	0.95
Gain on sale of subsidiary	37	0.42	37	0.43
Restructuring costs (2)	(5)	(0.06)	(38)	(0.45)
Loss on debt extinguishment	(10)	(0.12)	(25)	(0.33)
	$(30)	$(0.35)	$54	$0.59

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Amount	Per Diluted Share (1)	Amount	Per Diluted Share (1)

Restructuring costs (2)	$(118)	$(1.39)	$(161)	$(1.92)
Impairment losses (3)	(129)	(1.77)	(201)	(2.77)
Change in Marketplace premium deficiency reserve for 2017 service dates	30	0.33	(40)	(0.45)
Termination fee received for terminated Medicare acquisition	—	—	75	0.84
	$(217)	$(2.83)	$(327)	$(4.30)
__________________

(1)	Except for certain items that are not deductible for tax purposes, per diluted share amounts are generally calculated at the statutory income tax rates of 22% for 2018, and 37% for 2017.

(2)	For more information, refer to Notes to Consolidated Financial Statements, Note 10, “Restructuring and Separation Costs.”

(3)	In the nine months ended September 30, 2017, we recorded non-cash impairment losses for goodwill and intangibles, primarily relating to our Pathways subsidiary.

REPORTABLE SEGMENTS
HOW WE ASSESS PERFORMANCE
We derive our revenues primarily from health insurance premiums, and our primary customers are state Medicaid agencies and the federal government.
One of the key metrics used to assess the performance of our most significant segment, the Health Plans segment, is the MCR, which represents medical care costs as a percentage of premium revenue. Therefore, the underlying margin, or the amount earned by the Health Plans segment after medical costs are deducted from premium revenue, is the most important measure of earnings reviewed by management.
Margin for our Health Plans segment is referred to as “Medical margin,” and for our Molina Medicaid Solutions and Other segments, as “Service margin.” The service margin is equal to service revenue minus cost of service revenue. Management’s discussion and analysis of the changes in the individual components of medical margin and service margin follows.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 44

SEGMENT SUMMARY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Health Plans segment medical margin (1)	$547	$557	$1,812	$1,343
Molina Medicaid Solutions segment service margin (2)	14	5	26	13
Other segment service margin (2)	5	2	16	8
Total margin	$566	$564	$1,854	$1,364

Health Plans segment medical care ratio	87.4%	88.3%	86.2%	90.5%
_______________________

(1)	Represents premium revenue minus medical care costs.

(2)	Represents service revenue minus cost of service revenue.

HEALTH PLANS
The Health Plans segment consists of health plans operating in 13 states and the Commonwealth of Puerto Rico. As of September 30, 2018, these health plans served approximately 4.0 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Marketplace members, most of whom receive government premium subsidies.
RECENT DEVELOPMENTS
Renewal of Medicaid Contracts
Year to date in 2018, we renewed Medicaid contracts in Washington, Florida and Puerto Rico as follows:

•
In May 2018, our Washington health plan was selected by the Washington State Health Care Authority (HCA) to enter into a managed care contract for the eight remaining regions of the state’s Apple Health Integrated Managed Care program, in addition to the two regions previously awarded to us. We were selected by HCA for the following regions: Greater Columbia, King, North Sound, Pierce, and Spokane beginning January 1, 2019; and Salish, Thurston-Mason, and Great Rivers beginning January 1, 2020. As of September 30, 2018, we served approximately 738,000 Medicaid members in Washington, which represented premium revenue of $1,558 million for the nine months ended September 30, 2018.

•
In June 2018, our Florida health plan was awarded comprehensive Medicaid Managed Care contracts by the Florida Agency for Health Care Administration (AHCA) in Regions 8 and 11 of the Florida Statewide Medicaid Managed Care Invitation to Negotiate. As of September 30, 2018, we served approximately 96,000 Medicaid members in those regions, which represented premium revenue of approximately $346 million for the nine months ended September 30, 2018. Services under the new contract are expected to begin on January 1, 2019. We will be serving both the Medicaid and long-term care populations in the two regions.

•
In July 2018, our Puerto Rico health plan was selected by the Puerto Rico Health Insurance Administration to be one of the organizations to administer the Commonwealth’s new Medicaid Managed Care contract. We expect to serve approximately 290,000 members under the new contract. The base contract runs for a period of three years with an optional one-year extension. As of September 30, 2018, we served approximately 320,000 Medicaid members in the East and Southwest regions of Puerto Rico, which represented premium revenue of $549 million for the nine months ended September 30, 2018.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 45

TRENDS AND UNCERTAINTIES
Upcoming Contract Reprocurements
The following table illustrates Health Plans segment Medicaid contracts scheduled for re-procurement in the near term. While we have been notified of the Medicaid regulators’ intention to re-procure the contracts, the anticipated award dates and effective dates are management’s current best estimates; such dates are subject to change. Premium revenue is stated in millions.

			Premium Revenue
		Membership as of	Nine Months Ended	Anticipated
State Health Plan	Medicaid Program(s)	September 30, 2018	September 30, 2018	Award Date	Effective Date
Texas	ABD, MMP	99,000	$1,460	Q2 2019	6/1/2020
Texas	TANF, CHIP	124,000	236	Q3 2019	9/1/2020
New Mexico Health Plan Update. In our Annual Report on Form 10-K for 2017, we reported that we were notified by the New Mexico Medicaid agency that we had not been selected for a tentative award of a 2019 Medicaid contract. A hearing was held on our judicial protest on October 17, 2018, with a decision expected in the fourth quarter of 2018. Regardless of the court’s decision on our protest, we would have further rights of appeal. We are continuing to manage the business in run-off until such time as a different outcome is determined. As of September 30, 2018, we served approximately 206,000 Medicaid members in New Mexico, which represented premium revenue of $891 million for the nine months ended September 30, 2018.
Medicare-Medicaid Plans (MMP) Update. The current authority for three of our MMP programs, in California, Illinois and Ohio, ends December 31, 2019. In July 2018, the Ohio Medicaid agency submitted a request to Centers for Medicare and Medicaid Services (CMS) for a three-year extension of its duals demonstration program, through December 31, 2022. We estimate annualized premium revenues of approximately $690 million in 2018 under our Ohio MMP program.
In June 2018, the California Medicaid agency submitted a request to CMS for a one-year extension of its duals demonstration program, through December 31, 2020. We estimate annualized premium revenues of approximately $180 million in 2018 under our California MMP program.
As of October 31, 2018, the Illinois Medicaid agency had not yet submitted an extension request to CMS for its duals demonstration program. We estimate annualized premium revenues of approximately $80 million in 2018 under our Illinois MMP program.
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
ACA and the Marketplace
The future of the Affordable Care Act (ACA) and its underlying programs, including the Marketplace, are subject to substantial uncertainty. While we continue to monitor the current political and programmatic developments pertaining to the Marketplace, in 2018 we have taken various actions to improve our Marketplace operating performance. The action with the greatest impact to year-to-date results, effective January 1, 2018, was the significant increase to premium rates (averaging 58%).

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 46

We have entered into contracts to participate in nine Marketplace states, including the Utah and Wisconsin Marketplaces, effective January 2019.
MEMBERSHIP
The following tables set forth our Health Plans membership as of the dates indicated:

	September 30, 2018	December 31, 2017	September 30, 2017
Ending Membership by Program:
Temporary Assistance for Needy Families (TANF) and Children’s Health Insurance Program (CHIP)	2,436,000	2,457,000	2,451,000
Medicaid Expansion	664,000	668,000	662,000
Aged, Blind or Disabled (ABD)	415,000	412,000	411,000
Total Medicaid	3,515,000	3,537,000	3,524,000
Medicare-Medicaid Plan (MMP) – Integrated (1)	55,000	57,000	58,000
Medicare Special Needs Plans (Medicare)	45,000	44,000	44,000
Total Medicare	100,000	101,000	102,000
Total Medicaid and Medicare	3,615,000	3,638,000	3,626,000
Marketplace	384,000	815,000	877,000
	3,999,000	4,453,000	4,503,000

Ending Membership by Health Plan:
California	623,000	746,000	751,000
Florida	395,000	625,000	641,000
Illinois	223,000	165,000	163,000
Michigan	394,000	398,000	399,000
New Mexico	234,000	253,000	256,000
Ohio	315,000	327,000	343,000
Puerto Rico	320,000	314,000	306,000
South Carolina	117,000	116,000	113,000
Texas	436,000	430,000	444,000
Washington	770,000	777,000	770,000
Other (2)	172,000	302,000	317,000
	3,999,000	4,453,000	4,503,000
_________________________

(1)	MMP members receive both Medicaid and Medicare coverage from Molina Healthcare.

(2)	“Other” includes the Idaho, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

Premiums by Program
The amount of the premiums paid to our health plans vary substantially between states and among various government programs. The following table sets forth the ranges of premiums paid to our state health plans by program on a PMPM basis, for the nine months ended September 30, 2018. The “Consolidated” column represents the weighted-average amounts for our total membership by program.

	PMPM Premiums
	Low	High	Consolidated
TANF and CHIP	$120.00	$340.00	$190.00
Medicaid Expansion	300.00	510.00	360.00
ABD	520.00	1,530.00	1,030.00
MMP – Integrated	1,360.00	3,190.00	2,170.00
Medicare	600.00	1,270.00	1,170.00
Marketplace	250.00	650.00	380.00

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 47

FINANCIAL PERFORMANCE BY PROGRAM
The following tables summarize member months, premium revenue, medical care costs, MCR and medical margin by program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended September 30, 2018
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.4	$1,379	$187.03	$1,228	$166.41	89.0%	$151
Medicaid Expansion	2.0	671	333.11	640	317.62	95.3	31
ABD	1.2	1,322	1,054.92	1,186	946.38	89.7	136
Total Medicaid	10.6	3,372	316.86	3,054	286.86	90.5	318
MMP	0.2	353	2,159.72	323	1,981.45	91.7	30
Medicare	0.1	156	1,157.71	121	895.25	77.3	35
Total Medicare	0.3	509	1,706.95	444	1,490.63	87.3	65
Total Medicaid and Medicare	10.9	3,881	354.70	3,498	319.63	90.1	383
Marketplace	1.2	456	394.02	292	252.61	64.1	164
	12.1	$4,337	$358.46	$3,790	$313.23	87.4%	$547

	Three Months Ended September 30, 2017
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.5	$1,392	$185.95	$1,242	$165.76	89.1%	$150
Medicaid Expansion	2.0	773	385.58	667	332.99	86.4	106
ABD	1.2	1,288	1,038.85	1,259	1,016.06	97.8	29
Total Medicaid	10.7	3,453	321.77	3,168	295.23	91.8	285
MMP	0.2	378	2,263.07	336	2,013.67	89.0	42
Medicare	0.1	163	1,231.61	126	951.01	77.2	37
Total Medicare	0.3	541	1,806.26	462	1,543.05	85.4	79
Total Medicaid and Medicare	11.0	3,994	362.04	3,630	329.08	90.9	364
Marketplace	2.7	783	301.72	590	227.22	75.3	193
	13.7	$4,777	$350.55	$4,220	$309.68	88.3%	$557

	Nine Months Ended September 30, 2018
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	22.3	$4,145	$186.12	$3,705	$166.35	89.4%	$440
Medicaid Expansion	6.1	2,184	359.37	1,957	322.01	89.6	227
ABD	3.7	3,864	1,034.25	3,550	950.11	91.9	314
Total Medicaid	32.1	10,193	317.70	9,212	287.10	90.4	981
MMP	0.5	1,077	2,173.90	941	1,899.26	87.4	136
Medicare	0.4	470	1,171.59	385	959.54	81.9	85
Total Medicare	0.9	1,547	1,725.71	1,326	1,479.06	85.7	221
Total Medicaid and Medicare	33.0	11,740	355.96	10,538	319.50	89.8	1,202
Marketplace	3.8	1,434	379.91	824	218.44	57.5	610
	36.8	$13,174	$358.42	$11,362	$309.12	86.2%	$1,812

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 48

	Nine Months Ended September 30, 2017
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	22.8	$4,185	$183.69	$3,861	$169.44	92.2%	$324
Medicaid Expansion	6.1	2,376	389.14	2,045	334.93	86.1	331
ABD	3.6	3,769	1,033.45	3,634	996.58	96.4	135
Total Medicaid	32.5	10,330	317.49	9,540	293.21	92.4	790
MMP	0.5	1,083	2,189.96	976	1,974.22	90.1	107
Medicare	0.4	449	1,142.68	369	939.21	82.2	80
Total Medicare	0.9	1,532	1,726.39	1,345	1,516.09	87.8	187
Total Medicaid and Medicare	33.4	11,862	354.88	10,885	325.66	91.8	977
Marketplace	8.4	2,303	276.27	1,937	232.31	84.1	366
	41.8	$14,165	$339.19	$12,822	$307.03	90.5%	$1,343
_______________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	“MCR” represents medical costs as a percentage of premium revenue.
Medicaid
The Medicaid MCR decreased to 90.5% in the third quarter of 2018, from 91.8% in the third quarter of 2017, and decreased to 90.4% for the nine months ended September 30, 2018, from 92.4% for the nine months ended September 30, 2017. Excluding recognition of the $57 million retroactive California Medicaid Expansion risk corridor adjustment, the Medicaid MCR would have been 89.0% in the third quarter of 2018, and 89.9% for the nine months ended September 30, 2018. The decreases were mainly due to improved performance for ABD and TANF and CHIP, partially offset by a decline in performance for Medicaid Expansion.
TANF and CHIP. The MCR for TANF and CHIP improved to 89.0% in the third quarter of 2018, from 89.1% in the third quarter of 2017; and improved to 89.4% for the nine months ended September 30, 2018, from 92.2% for the nine months ended September 30, 2017. The year over year improvement was primarily due to improved performance at our Illinois, California and Texas health plans, partially offset by a decline in performance at our New Mexico health plan.
Medicaid Expansion. The MCR for Medicaid Expansion was 95.3% in the third quarter of 2018, up from 86.4% in the third quarter of 2017, and was 89.6% for the nine months ended September 30, 2018, up from 86.1% for the nine months ended September 30, 2017. Excluding recognition of the $57 million retroactive California Medicaid Expansion risk corridor adjustment, the Medicaid Expansion MCR would have been 87.9% in the third quarter of 2018, and 87.3% for the nine months ended September 30, 2018. These increases were primarily due to the premium reduction we received in California in July 2017. Medicaid Expansion has generally performed well because rate adequacy has trended favorably, and membership is concentrated in our higher performing health plans, particularly California, Michigan, and Washington.
ABD. The MCR for ABD improved to 89.7% in the third quarter of 2018, compared with 97.8% in the third quarter of 2017; and improved to 91.9% for the nine months ended September 30, 2018, from 96.4% for the nine months ended September 30, 2017. The year-over-year improvement can be attributed to a number of actions, including our management of high acuity members.
Medicare and MMP
The overall MCR for the combined Medicare programs increased to 87.3% in the third quarter of 2018, from 85.4% in the third quarter of 2017, but improved to 85.7% for the nine months ended September 30, 2018, from 87.8% for the nine months ended September 30, 2017. The MCR increase in the third quarter of 2018 is mainly due to certain premium transfers between the MMP and Medicaid programs that had no impact on consolidated results, and higher inpatient costs in our MMP program. The improvement for the nine months ended September 30, 2018 was partly driven by the recognition of additional MMP at‑risk revenue for dates of service in 2016 and 2017, resulting from ultimate settlements with CMS that were higher than the original estimates recognized in those periods. The Medicare business also benefited from favorable medical care trends and improved medical management of inpatient utilization for this population. Accurate and complete risk score documentation and effective management of chronic and high acuity conditions are critical to the successful management of this program.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 49

Marketplace
Lower Marketplace premium revenue was driven by a decrease in membership of over 50%, partially offset by premium rate increases. As previously disclosed, we increased premium rates and reduced our Marketplace presence effective January 1, 2018, as part of our overall program to improve profitability.
The MCR for the Marketplace program decreased to 64.1% in the third quarter of 2018, from 75.3% in the third quarter of 2017; and improved to 57.5% in the nine months ended September 30, 2018, from 84.1% for the nine months ended September 30, 2017. Excluding the benefit of the 2017 Marketplace cost sharing reduction (CSR) reimbursement recognized in 2018, the MCR for the third quarter of 2018 would have been 65.3%. Excluding the combined benefit of the 2017 Marketplace risk adjustment and CSR reimbursement recognized in 2018, the MCR for the nine months ended September 30, 2018 would have been 65.7%. Excluding the changes in Marketplace premium deficiency reserves for 2017 dates of service, the MCR for the third quarter of 2017 would have been 79.1%, and 82.4% for the nine months ended September 30, 2017. The year over year improvement is mainly due to the overall program to improve profitability, as discussed above.
FINANCIAL PERFORMANCE BY STATE
The following tables summarize member months, premium revenue, medical care costs, MCR, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):
Health Plans Segment Financial Data — Medicaid and Medicare

	Three Months Ended September 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.7	$435	$249.00	$446	$255.22	102.5%	$(11)
Florida	1.0	388	363.16	362	339.33	93.4	26
Illinois	0.7	207	312.72	182	274.98	87.9	25
Michigan	1.1	397	350.05	321	282.49	80.7	76
New Mexico	0.6	304	471.66	275	426.69	90.5	29
Ohio	0.9	584	624.84	532	568.93	91.1	52
Puerto Rico	1.0	179	189.65	162	171.96	90.7	17
South Carolina	0.4	124	354.53	112	318.56	89.9	12
Texas	0.7	577	848.47	525	772.14	91.0	52
Washington	2.3	511	226.77	444	197.04	86.9	67
Other (1)	0.5	175	334.29	137	261.49	78.2	38
	10.9	$3,881	$354.70	$3,498	$319.63	90.1%	$383

	Three Months Ended September 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.9	$601	$322.97	$563	$302.67	93.7%	$38
Florida	1.0	388	355.59	390	356.83	100.3	(2)
Illinois	0.5	137	287.69	138	289.36	100.6	(1)
Michigan	1.2	390	337.17	345	298.83	88.6	45
New Mexico	0.7	304	429.07	277	390.91	91.1	27
Ohio	0.9	549	560.06	483	492.61	88.0	66
Puerto Rico	1.0	191	202.59	159	168.25	83.1	32
South Carolina	0.3	113	332.48	101	297.74	89.6	12
Texas	0.7	541	778.50	506	728.19	93.5	35
Washington	2.3	612	276.73	522	236.11	85.3	90
Other (1)	0.5	168	294.99	146	256.99	87.1	22
	11.0	$3,994	$362.04	$3,630	$329.08	90.9%	$364

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 50

	Nine Months Ended September 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	5.3	$1,446	$270.63	$1,299	$243.14	89.8%	$147
Florida	3.2	1,147	356.15	1,069	331.93	93.2	78
Illinois	1.8	551	308.45	474	265.47	86.1	77
Michigan	3.4	1,161	343.08	983	290.26	84.6	178
New Mexico	2.0	936	469.19	875	438.70	93.5	61
Ohio	2.8	1,670	590.71	1,474	521.26	88.2	196
Puerto Rico	2.9	549	190.34	501	173.83	91.3	48
South Carolina	1.1	369	350.94	323	306.76	87.4	46
Texas	2.1	1,715	831.21	1,554	753.31	90.6	161
Washington	6.8	1,666	245.40	1,544	227.41	92.7	122
Other (1)	1.6	530	323.84	442	269.98	83.4	88
	33.0	$11,740	$355.96	$10,538	$319.50	89.8%	$1,202

	Nine Months Ended September 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	5.6	$1,771	$316.83	$1,586	$283.82	89.6%	$185
Florida	3.2	1,132	347.41	1,112	341.15	98.2	20
Illinois	1.6	447	284.18	492	312.54	110.0	(45)
Michigan	3.5	1,162	332.60	1,035	296.28	89.1	127
New Mexico	2.2	933	431.70	887	410.24	95.0	46
Ohio	2.9	1,598	541.56	1,434	486.02	89.7	164
Puerto Rico	2.9	553	190.99	513	177.01	92.7	40
South Carolina	1.0	329	325.43	301	298.43	91.7	28
Texas	2.1	1,592	760.76	1,468	701.32	92.2	124
Washington	6.7	1,835	275.60	1,603	240.83	87.4	232
Other (1)	1.7	510	292.93	454	261.01	89.1	56
	33.4	$11,862	$354.88	$10,885	$325.66	91.8%	$977
______________________

(1)	“Other” includes the Idaho, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

Health Plans Segment Financial Data — Marketplace

	Three Months Ended September 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.2	$49	$309.04	$37	$235.63	76.2%	$12
Florida	0.2	66	548.60	45	362.39	66.1	21
Michigan	—	12	233.51	7	145.13	62.1	5
New Mexico	0.1	28	419.20	18	249.33	59.5	10
Ohio	0.1	27	485.08	18	336.86	69.4	9
Texas	0.6	228	357.54	134	209.80	58.7	94
Washington	—	44	656.70	34	518.75	79.0	10
Other (1)	—	2	NM	(1)	NM	NM	3
	1.2	$456	$394.02	$292	$252.61	64.1%	$164

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 51

	Three Months Ended September 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.3	$88	$208.19	$63	$147.87	71.0%	$25
Florida	0.9	260	313.36	235	283.13	90.4	25
Michigan	—	14	212.08	10	150.24	70.8	4
New Mexico	0.1	29	383.58	20	269.28	70.2	9
Ohio	0.1	23	386.09	20	364.31	94.4	3
Texas	0.7	183	291.14	109	172.70	59.3	74
Washington	0.1	42	327.40	33	256.52	78.3	9
Other (1)	0.5	144	375.83	100	259.15	69.0	44
	2.7	$783	$301.72	$590	$227.22	75.3%	$193

	Nine Months Ended September 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.6	$171	$326.82	$89	$169.98	52.0%	$82
Florida	0.5	211	491.13	67	155.24	31.6	144
Michigan	0.1	40	248.24	23	145.38	58.6	17
New Mexico	0.2	93	426.07	55	247.57	58.1	38
Ohio	0.2	84	466.75	58	324.91	69.6	26
Texas	2.0	679	330.92	440	214.65	64.9	239
Washington	0.2	139	654.78	105	497.00	75.9	34
Other (1)	—	17	NM	(13)	NM	NM	30
	3.8	$1,434	$379.91	$824	$218.44	57.5%	$610

	Nine Months Ended September 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.2	$241	$193.33	$156	$124.32	64.3%	$85
Florida	2.8	821	296.14	758	273.55	92.4	63
Michigan	0.2	41	187.96	27	126.76	67.4	14
New Mexico	0.2	82	338.18	62	256.05	75.7	20
Ohio	0.2	68	365.35	64	346.93	95.0	4
Texas	2.1	517	252.32	351	171.57	68.0	166
Washington	0.4	123	315.95	128	327.51	103.7	(5)
Other (1)	1.3	410	333.05	391	316.86	95.1	19
	8.4	$2,303	$276.27	$1,937	$232.31	84.1%	$366
_________________________

(1)
“Other” includes the Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results. We terminated Marketplace operations at these plans effective January 1, 2018, so the ratios for 2018 periods are not meaningful (NM).

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 52

Health Plans Segment Financial Data — Total

	Three Months Ended September 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.9	$484	$253.96	$483	$253.60	99.9%	$1
Florida	1.2	454	382.20	407	341.70	89.4	47
Illinois	0.7	207	312.72	182	274.98	87.9	25
Michigan	1.1	409	345.28	328	276.88	80.2	81
New Mexico	0.7	332	466.63	293	409.68	87.8	39
Ohio	1.0	611	616.95	550	555.83	90.1	61
Puerto Rico	1.0	179	189.65	162	171.96	90.7	17
South Carolina	0.4	124	354.53	112	318.56	89.9	12
Texas	1.3	805	611.01	659	500.14	81.9	146
Washington	2.3	555	239.25	478	206.38	86.3	77
Other (1)	0.5	177	336.18	136	260.19	77.4	41
	12.1	$4,337	$358.46	$3,790	$313.23	87.4%	$547

	Three Months Ended September 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	2.2	$689	$301.64	$626	$273.90	90.8%	$63
Florida	1.9	648	337.40	625	325.09	96.4	23
Illinois	0.5	137	287.69	138	289.36	100.6	(1)
Michigan	1.2	404	330.27	355	290.63	88.0	49
New Mexico	0.8	333	424.61	297	378.98	89.3	36
Ohio	1.0	572	550.75	503	485.61	88.2	69
Puerto Rico	1.0	191	202.59	159	168.25	83.1	32
South Carolina	0.3	113	332.48	101	297.74	89.6	12
Texas	1.4	724	546.57	615	463.83	84.9	109
Washington	2.4	654	279.52	555	237.23	84.9	99
Other (1)	1.0	312	327.47	246	257.86	78.7	66
	13.7	$4,777	$350.55	$4,220	$309.68	88.3%	$557

	Nine Months Ended September 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	5.9	$1,617	$275.64	$1,388	$236.61	85.8%	$229
Florida	3.7	1,358	372.07	1,136	311.09	83.6	222
Illinois	1.8	551	308.45	474	265.47	86.1	77
Michigan	3.5	1,201	338.83	1,006	283.77	83.7	195
New Mexico	2.2	1,029	464.92	930	419.78	90.3	99
Ohio	3.0	1,754	583.29	1,532	509.52	87.4	222
Puerto Rico	2.9	549	190.34	501	173.83	91.3	48
South Carolina	1.1	369	350.94	323	306.76	87.4	46
Texas	4.1	2,394	581.74	1,994	484.70	83.3	400
Washington	7.0	1,805	257.82	1,649	235.59	91.4	156
Other (1)	1.6	547	334.26	429	262.27	78.5	118
	36.8	$13,174	$358.42	$11,362	$309.12	86.2%	$1,812

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 53

	Nine Months Ended September 30, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	6.8	$2,012	$294.26	$1,742	$254.67	86.5%	$270
Florida	6.0	1,953	323.86	1,870	310.09	95.7	83
Illinois	1.6	447	284.18	492	312.54	110.0	(45)
Michigan	3.7	1,203	324.12	1,062	286.35	88.3	141
New Mexico	2.4	1,015	422.25	949	394.66	93.5	66
Ohio	3.1	1,666	531.17	1,498	477.81	90.0	168
Puerto Rico	2.9	553	190.99	513	177.01	92.7	40
South Carolina	1.0	329	325.43	301	298.43	91.7	28
Texas	4.2	2,109	509.09	1,819	439.11	86.3	290
Washington	7.1	1,958	277.83	1,731	245.62	88.4	227
Other (1)	3.0	920	309.56	845	284.16	91.8	75
	41.8	$14,165	$339.19	$12,822	$307.03	90.5%	$1,343
__________________

(1)	“Other” includes the Idaho, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

MEDICAL CARE COSTS BY TYPE
The following table provides the details of consolidated medical care costs by category for the periods indicated (dollars in millions except PMPM amounts):

	Three Months Ended September 30,
	2018			2017
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$2,865	$236.74	75.6%	$3,196	$234.51	75.8%
Pharmacy	495	40.90	13.1	638	46.85	15.1
Capitation	297	24.52	7.8	342	25.07	8.1
Other	133	11.07	3.5	44	3.25	1.0
	$3,790	$313.23	100.0%	$4,220	$309.68	100.0%

	Nine Months Ended September 30,
	2018			2017
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
Fee for service	$8,471	$230.46	74.6%	$9,630	$230.58	75.1%
Pharmacy	1,645	44.76	14.5	1,904	45.60	14.8
Capitation	891	24.23	7.8	1,022	24.47	8.0
Other	355	9.67	3.1	266	6.38	2.1
	$11,362	$309.12	100.0%	$12,822	$307.03	100.0%

MOLINA MEDICAID SOLUTIONS
We closed on the sale of MMS to DXC Technology Company on September 30, 2018.
FINANCIAL OVERVIEW
The Molina Medicaid Solutions segment service margin for the third quarter of 2018 and 2017 and for the nine months ended September 30, 2018 and 2017, was insignificant.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 54

OTHER
The Other segment includes primarily our Pathways behavioral health and social services provider, and corporate amounts not allocated to other reportable segments.
We sold our Pathways subsidiary on October 19, 2018. See further information in the Notes to Consolidated Financial Statements, Note 1. “Organization and Basis of Presentation.”
FINANCIAL OVERVIEW
The Other segment service margin for the third quarter of 2018 and 2017 and for the nine months ended September 30, 2018 and 2017, was insignificant.

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

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 55

Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2018, the fair value of our fixed income investments would decrease by approximately $16 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Notes to Consolidated Financial Statements, Note 4, “Fair Value Measurements,” and Note 5, “Investments.”
Borrowings under our Credit Facility bear interest based, at our election, on a base rate or an adjusted London Interbank Offered Rate (LIBOR), plus in each case the applicable margin. As of September 30, 2018, no amounts were outstanding under the Credit Facility.
LIQUIDITY
A condensed schedule of cash flows to facilitate our discussion of liquidity follows:

	Nine Months Ended September 30,
	2018	2017	Change
	(In millions)
Net cash (used in) provided by operating activities	$(191)	$957	$(1,148)
Net cash provided by (used in) investing activities	821	(476)	1,297
Net cash (used in) provided by financing activities	(1,012)	632	(1,644)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(382)	$1,113	$(1,495)
Operating Activities
We typically receive capitation payments monthly, in advance of payments for medical claims; however, state or federal payors may decide to adjust their payment schedules which could positively or negatively impact our reported cash flows from operating activities in any given period. State or federal payors may delay our premium payments, or they may prepay the following month’s premium payment.
Net cash used in operations for the nine months ended September 30, 2018, was $191 million, compared with $957 million of net cash provided for the nine months ended September 30, 2017. The year over year decline was mainly due to the following:

•
The timing effect of premium receipts and other revenues negatively impacted our cash flows from operating activities by $687 million on a year-over-year comparative basis. This impact was mainly related to the timing of premiums received at our California, Florida, Ohio, and Washington health plans.

•
The decline in medical claims and benefits payable, mainly resulting from reduced Marketplace membership in Florida, Utah, Washington and Wisconsin decreased cash flows from operations by $693 million.

•
Settlements with government agencies decreased our cash flows by $633 million on a year-over-year comparative basis, primarily due to payments in the third quarter of 2018, including risk transfer payments associated with our Marketplace health plans.

•
The declines discussed above were partially offset by favorable timing differences in the settlement of various operating expenses, including the health insurer fee (HIF). The HIF payable of $348 million was paid on October 1, 2018, after receiving certain related state reimbursements. These favorable timing differences benefited our cash flows by $308 million on a year-over-year comparative basis.

Investing Activities
Net cash provided by investing activities was $821 million for the nine months ended September 30, 2018, compared with $476 million of net cash used in investing activities for the nine months ended September 30, 2017. The year over year improvement is primarily due to higher proceeds from sales and maturities of investments, net of purchases, for the nine months ended September 30, 2018, largely driven by cash flow needs associated with our financing activities, as described below.
Financing Activities
Net cash used in financing activities was $1,012 million for the nine months ended September 30, 2018, compared with $632 million of net cash provided by financing activities for the nine months ended September 30, 2017. The year over year decline was mainly due to the following:

•	$300 million repayment of the Credit Facility in 2018;

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 56

•	$236 million partial principal repayment of the 1.125% Notes in 2018;

•	$477 million cash paid for partial settlement of the 1.125% Conversion Option in 2018;

•	$419 million cash paid for partial termination of the 1.125% Warrants in 2018;

•	$64 million principal repayment of 1.625% Notes in 2018; and

•	$625 million of proceeds from the sale of the 4.875% Notes and borrowings under the Credit Facility in 2017.
These uses of cash were partially offset by $477 million of cash received in the nine months ended September 30, 2018 for a partial settlement of the 1.125% Call Option.
FINANCIAL CONDITION
We believe that our cash resources, our borrowing capacity available under our Credit Facility as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at September 30, 2018, our working capital was $2,088 million, compared with $1,954 million at December 31, 2017. At September 30, 2018, our cash and investments amounted to $4,746 million, compared with $6,000 million at December 31, 2017.
Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company—Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $505 million as of September 30, 2018, or $390 million when adjusted for the timing of the HIF payment and the proceeds received from the sale of MMS, both of which occurred on October 1, 2018. Parent company cash, cash equivalents and investments amounted to $696 million as of December 31, 2017. The decrease is mainly attributed to reductions in the principal amount of outstanding debt, partially offset by net cash paid to the parent company by our subsidiaries.
In the nine months ended September 30, 2018, the regulated health plan subsidiaries paid $258 million in dividends to the parent, and our unregulated subsidiaries paid $10 million in dividends to the parent. In the nine months ended September 30, 2018, the parent company contributed capital of $122 million to our regulated health plan subsidiaries to satisfy statutory net worth requirements.
Debt Ratings
Our 5.375% Notes are rated “BB-” by Standard & Poor’s, and “B3” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants
Our Credit Facility contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios, presented below, are computed as defined by the terms of the Credit Facility.

Credit Facility Financial Covenants	Required Per Agreement	As of September 30, 2018

Net leverage ratio	<4.0x	1.2x
Interest coverage ratio	>3.5x	10.8x
In addition, the indentures governing the 4.875% Notes, the 5.375% Notes and the 1.125% Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of September 30, 2018, we were in compliance with all covenants under the Credit Facility and the indentures governing our outstanding notes.
Capital Plan Progress
Year to date, we have reduced the principal amount of outstanding debt by $697 million.
In the third quarter of 2018, we repaid $140 million aggregate principal amount of our 1.125% Notes and entered into privately negotiated termination agreements to partially terminate the related 1.125% Call Option and 1.125% Warrants. In addition, we converted the remaining $64 million aggregate principal amount of our 1.625% Notes for

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 57

cash and 0.6 million shares of our common stock. Additionally, we terminated our bridge credit agreement in the third quarter of 2018.
In the second quarter of 2018, we repaid $300 million outstanding under our Credit Facility. In addition, we repaid $96 million aggregate principal amount of our 1.125% Notes, and entered into privately negotiated termination agreements to partially terminate the related 1.125% Call Option and 1.125% Warrants.
In the first quarter of 2018, we exchanged $97 million aggregate principal amount and accrued interest of our 1.625% Notes for 1.8 million shares of our common stock.
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
Borrowing Capacity and Debt Financing. We have available borrowing capacity of $494 million under our Credit Facility. See further discussion in the Notes to Consolidated Financial Statements, Note 7, “Debt.”
Sale of MMS. We closed on the sale of Molina Medicaid Solutions (MMS) to DXC Technology Company on September 30, 2018. The net cash selling price for the equity interests of MMS was $233 million, which we received on October 1, 2018.
Savings from Restructuring Plans. Our new executive team has focused on a margin recovery plan that includes identification and implementation of various profit improvement initiatives. To that end, we have begun to implement a plan to restructure our information technology department (the IT Restructuring) in the third quarter of 2018. As we further implement the IT Restructuring in the fourth quarter of 2018, we will report estimates of anticipated future savings in our 2018 Annual Report on Form 10-K.
Under the restructuring plan we implemented in 2017 (the 2017 Restructuring Plan), we have achieved savings in our Health Plans and Other segments of approximately $230 million since the plan’s inception through September 30, 2018. These savings have reduced both “General and administrative expenses” and “Medical care costs” reported in our consolidated statements of operations.
Further details of our restructuring plans, including costs associated with such plans, are described in the Notes to Consolidated Financial Statements, Note 10, “Restructuring and Separation Costs.”
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
1.125% Notes. Refer to the Notes to Consolidated Financial Statements, Note 7, “Debt,” for a detailed discussion of our convertible notes, including recent transactions. The principal amount of our 1.125% Notes is convertible into cash prior to its maturity date under certain circumstances, one of which relates to the closing price of our common stock over a specified period. We refer to this conversion trigger as the stock price trigger, which is $53.00 per share. The 1.125% Notes met this trigger in the quarter ended September 30, 2018, and are convertible to cash through at least December 31, 2018. In addition, they are convertible by the holders within one year of the current balance sheet date until they mature; therefore, they are reported in current portion of long-term debt. If conversion requests are received, the settlement of the notes must be paid in cash pursuant to the terms of the relevant indentures. We have sufficient available cash, combined with borrowing capacity available under our Credit Facility, to fund conversions should they occur.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 58

HIF. The HIF payable of $348 million was paid on October 1, 2018.
CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2017, was disclosed in our 2017 Annual Report on Form 10-K.
As of September 30, 2018, the principal amount of debt outstanding was $1,344 million, compared with $2,041 million reported at December 31, 2017. Refer to the Notes to Consolidated Financial Statements, Note 7, “Debt,” for a description of debt repayments in 2018.
As of December 31, 2017, we reported operating lease obligations of $262 million. Of this total, approximately $49 million related to the Molina Medicaid Solutions and Pathways subsidiaries. As noted in the Notes to Consolidated Financial Statements, Note 1, “Organization and Basis of Presentation,” these subsidiaries were recently sold; therefore, such lease obligations are no longer obligations of Molina Healthcare.
Other than these items, there were no significant changes to this previously filed information outside the ordinary course of business during the nine months ended September 30, 2018.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Health Plans segment medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the nine months ended September 30, 2018, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

•
Goodwill and intangible assets, net. As result of the divestiture of MMS on September 30, 2018, the carrying amount of goodwill was reduced by $43 million; therefore, goodwill and intangible assets, net, represented approximately 2% of total assets and 12% of stockholders’ equity as of September 30, 2018, compared with 3% and 19%, respectively, at December 31, 2017. Other than the divestiture of MMS, there have been no significant changes during the nine months ended September 30, 2018, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 59

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf during the quarter ended September 30, 2018, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Authorized to Be Purchased Under the Plans or Programs
July 1 - July 31	105	$97.94	—	$—
August 1 - August 31	243	$134.01	—	$—
September 1 - September 30	—	$—	—	$—
Total	348	$123.13	—
_______________________

(1)	During the three months ended September 30, 2018, we withheld 348 shares of common stock under our 2011 Equity Incentive Plan to settle employee income tax obligations.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 60

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing

2.1	Membership Interest Purchase Agreement, dated as of October 19, 2018, by and among Pyramid Health Holdings, LLC, Molina Pathways, LLC, and Molina Healthcare, Inc.*	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Taxonomy Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
* Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 61

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	November 1, 2018	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 1, 2018	/s/ THOMAS L. TRAN
Thomas L. Tran
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Molina Healthcare, Inc. September 30, 2018 Form 10-Q | 62