Form 10-K
period 2018-12-31
MOLINA HEALTHCARE INC
filed 2019-02-19
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of our most recently completed second fiscal quarter, was approximately $6,018.8 million (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2018).
As of February 15, 2019, approximately 62,460,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 8, 2019, are incorporated by reference into Part III of this Form 10-K, to the extent described therein.

MOLINA HEALTHCARE, INC. 2018 FORM 10-K

(a)	Incorporated by reference to “Executive Compensation” in the 2019 Proxy Statement.

(b)	Incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement.

(c)	Incorporated by reference to “Related Party Transactions” and “Corporate Governance and Board of Directors Matters — Director Independence” in the 2019 Proxy Statement.

(d)	Incorporated by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the 2019 Proxy Statement.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section of this Form 10-K titled “Risk Factors,” as well as the following:

•
the numerous political, judicial and market-based uncertainties associated with the Affordable Care Act (the “ACA”) or “Obamacare,” including the ultimate outcome on appeal of the Texas et al. v. U.S. et al. matter;

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

•	the full reimbursement of the ACA health insurer fee, or HIF;

•	the success of the Company’s efforts to retain existing or awarded government contracts, including the success of any requests for proposal protest filings or defenses;

•	the success of the Company’s profit improvement and sustainability initiatives, including the timing and amounts of the benefits realized, and administrative and medical cost savings achieved;

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

•
the Medicaid expansion medical cost corridor, and any other retroactive adjustment to revenue where methodologies and procedures are subject to interpretation or dependent upon information about the health status of participants other than Molina members;

•
the interpretation and implementation of at-risk premium rules and state contract performance requirements regarding the achievement of certain quality measures, and the Company’s ability to recognize revenue amounts associated therewith;

•
the Company’s ability to successfully recognize the intended cost savings and other intended benefits of outsourcing certain services and functions to third parties, and its ability to manage the risk that such third parties may not perform contracted functions and services in a timely, satisfactory and compliant manner;

•	cyber-attacks or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

•	the success of the Company’s health plan in Puerto Rico, including the resolution of the debt crisis and the effect of the PROMESA law, and the impact of any future significant weather events;

Molina Healthcare, Inc. 2018 Form 10-K | 1

•	the success and renewal of the Company’s duals demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•	the accurate estimation of incurred but not reported or paid medical costs across the Company’s health plans;

•	efforts by states to recoup previously paid and recognized premium amounts;

•	complications, member confusion, eligibility redeterminations, or enrollment backlogs related to the annual renewal of Medicaid coverage;

•	government audits, reviews, comment letters, or potential investigations, and any fine, sanction, enrollment freeze, monitoring program, or premium recovery that may result therefrom;

•	changes with respect to the Company’s provider contracts and the loss of providers;

•	approval by state regulators of dividends and distributions by the Company’s health plan subsidiaries;

•	changes in funding under the Company’s contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings, including litigation involving the ACA to which we ourselves are not a direct party;

•	the relatively small number of states in which we operate health plans, including the greater scale and revenues of the Company’s California, Ohio, Texas, and Washington health plans;

•
the availability of adequate financing on acceptable terms to fund and capitalize the Company’s expansion and growth, repay the Company’s outstanding indebtedness at maturity and meet its liquidity needs, including the interest expense and other costs associated with such financing;

•	the Company’s failure to comply with the financial or other covenants in its credit agreement or the indentures governing its outstanding notes;

•	the sufficiency of the Company’s funds on hand to pay the amounts due upon conversion or maturity of its outstanding notes;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care industry;

•	increases in government surcharges, taxes, and assessments;

•	newly emergent viruses or widespread epidemics, public catastrophes or terrorist attacks, and associated public alarm;

•	the unexpected loss of the leadership of one or more of our senior executives; and

•	increasing competition and consolidation in the Medicaid industry.
Each of the terms “Molina Healthcare, Inc.” “Molina Healthcare,” “Company,” “we,” “our,” and “us,” as used herein, refers collectively to Molina Healthcare, Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Molina Healthcare, Inc. 2018 Form 10-K | 2

OVERVIEW
ABOUT MOLINA HEALTHCARE
Molina Healthcare, Inc., a FORTUNE 500, multi-state healthcare organization, arranges for the delivery of health care services to individuals and families who receive their care through the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”).
Through our locally operated health plans in 14 states and the Commonwealth of Puerto Rico, we served approximately 3.8 million members as of December 31, 2018. These health plans are operated by our respective wholly owned subsidiaries in those states and in the Commonwealth of Puerto Rico, each of which is licensed as a health maintenance organization (“HMO”).
Molina was founded in 1980 as a provider organization serving low-income families in Southern California. We were originally organized in California as a health plan holding company and reincorporated in Delaware in 2002.
2018 EXECUTIVE SUMMARY
Following Molina’s internal restructuring in mid-2017, the board of directors appointed an experienced industry leader, Joe Zubretsky, as its CEO in November 2017. Mr. Zubretsky made significant changes to the executive management team throughout 2018 by recruiting new, experienced leaders of finance, health plan operations, health plan services, strategic planning and corporate development, and human resources.
We have embarked on a deliberate turn-around strategy aimed at margin recovery and sustainability, pursuit of targeted growth opportunities, enhancement of our talent and culture to align with our strategic initiatives, and development of the future capabilities needed to address the evolving healthcare environment.
We believe that management has demonstrated the effectiveness of this strategy by its accomplishments in 2018, which have included, among others:

•	Improving the efficiency of our administrative cost profile;

•	Strengthening our balance sheet by reducing our outstanding indebtedness;

•	Revamping the contract procurement process;

•	Realigning management incentive programs with our strategic objectives;

•	Divesting non-core businesses; and

•	Producing strong financial results, which have exceeded our initial and revised guidance and expectations.
The following table illustrates the year-over-year improvement in our operating results:

	2018	2017
	(Dollars in millions, except per-share amounts)

Total Revenue	$18,890	$19,883
Medical Care Ratio (“MCR”) (1)	85.9%	90.6%
Pre-Tax Margin (2)	5.3%	(3.1)%
After-Tax Margin (2)	3.7%	(2.6)%
Net Income (Loss) per Diluted Share	$10.61	$(9.07)
_______________________

(1)	Medical care ratio represents medical care costs as a percentage of premium revenue.

(2)	Pre-tax margin represents net income (loss) before income taxes as a percentage of total revenue. After-tax margin represents net income (loss) as a percentage of total revenue.

Molina Healthcare, Inc. 2018 Form 10-K | 3

OUR BUSINESS FOOTPRINT TODAY
As of December 31, 2018, our health plans operated in 14 states and the Commonwealth of Puerto Rico. This footprint includes the five largest Medicaid markets—California, Florida, New York, Ohio, and Texas.
OUR SEGMENTS
We currently have two reportable segments: our Health Plans segment and our Other segment. We manage the vast majority of our operations through our Health Plans segment. Our Other segment includes the historical results of the Pathways behavioral health subsidiary, which we sold in the fourth quarter of 2018, and certain corporate amounts not allocated to the Health Plans segment. Effective in the fourth quarter of 2018, we reclassified the historical results relating to our Molina Medicaid Solutions (“MMS”) segment, which we sold in the third quarter of 2018, to the Other segment. Previously, results for MMS were reported in a stand-alone segment. We regularly evaluate the appropriateness of our reportable segments, particularly in light of organizational changes, acquisition and divestiture activity, and changing laws and regulations. Therefore, these reportable segments may change in the future.
Refer to Notes to Consolidated Financial Statements, Note 18, “Segments,” for segment revenue and profit information, and Note 2, “Significant Accounting Policies” for revenue information by health plan.
MEMBERSHIP BY PROGRAM

	As of December 31,
	2018	2017	2016
Temporary Assistance for Needy Families (“TANF”) and Children’s Health Insurance Program (“CHIP”)	2,295,000	2,457,000	2,536,000
Medicaid Expansion	660,000	668,000	673,000
Aged, Blind or Disabled (“ABD”)	406,000	412,000	396,000
Total Medicaid	3,361,000	3,537,000	3,605,000
Medicare-Medicaid Plan (“MMP”) - Integrated	54,000	57,000	51,000
Medicare Special Needs Plans	44,000	44,000	45,000
Total Medicare	98,000	101,000	96,000
Total Medicaid and Medicare	3,459,000	3,638,000	3,701,000
Marketplace	362,000	815,000	526,000
	3,821,000	4,453,000	4,227,000

Molina Healthcare, Inc. 2018 Form 10-K | 4

MEMBERSHIP BY HEALTH PLAN

	As of December 31,
	2018	2017	2016
California	608,000	746,000	683,000
Florida	313,000	625,000	553,000
Illinois	224,000	165,000	195,000
Michigan	383,000	398,000	391,000
New Mexico	222,000	253,000	254,000
Ohio	302,000	327,000	332,000
Puerto Rico	252,000	314,000	330,000
South Carolina	120,000	116,000	109,000
Texas	423,000	430,000	337,000
Washington	781,000	777,000	736,000
Other (1)	193,000	302,000	307,000
	3,821,000	4,453,000	4,227,000
__________________

(1)	“Other” includes the Idaho, Mississippi, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

MISSION
Molina’s mission is to provide quality health care services to financially vulnerable families and individuals who are covered by government programs.

STRATEGY
Our strategy focuses on the following four key areas, which are described in detail below: margin recovery and sustainability, growth opportunities, talent and culture, and future capabilities.
MARGIN RECOVERY AND SUSTAINABILITY
We are executing a comprehensive, short-term plan designed to restore margins through expense reductions, operating improvements, execution of managed care fundamentals, and divestiture of non-strategic assets. In addition, we are working to enhance our balance sheet by implementing a disciplined approach to capital management.
We are simplifying our provider networks. We are terminating or renegotiating high-cost providers, narrowing networks in certain geographies, evaluating stop-loss thresholds and carve-outs, implementing value-based contracting, and evaluating ancillary services and pharmacy benefit management pricing and operations. In addition, we have exited substantially all direct delivery operations.
We are striving to improve the effectiveness of utilization review and care management. Areas of focus include specialist referrals, pre-authorization, concurrent review, high acuity populations and high utilizers of services, emergency room utilization, and behavioral and medical integration.
We are addressing at-risk revenues and risk adjustment. We seek to more effectively engage in state rate setting, improve Medicare Star Ratings, increase retention of quality revenue withholds, and focus on coding and documentation to achieve risk scores commensurate with the acuity of our population.
We are working to improve our claims payment function. The key areas of improvement we are focusing on include provider experience, payment accuracy, and oversight of claims fraud, waste and abuse.
We are evaluating and outsourcing certain elements of our information technology and management function. We seek to standardize our administrative platform, streamline operations and procedures, evaluate potential co-sourcing and/or outsource operational components, and consolidate data warehousing and data mining capabilities.

Molina Healthcare, Inc. 2018 Form 10-K | 5

GROWTH OPPORTUNITIES
Our immediate goal is to win re-procurements of state contracts and to capitalize on opportunities to achieve measured growth. We see numerous opportunities for growth in our legacy state health plans and programs. We have already experienced some success in the pursuit of new revenue and the defense of existing revenue:

•
In May 2018, our Washington health plan was selected by the Washington State Health Care Authority to enter into a managed care contract for the eight remaining regions of the state’s Apple Health Integrated Managed Care program, in addition to the two regions previously awarded to us. As of December 31, 2018, we served approximately 751,000 Medicaid members in Washington, which represented premium revenue of approximately $2,035 million in the year ended December 31, 2018.

•
In June 2018, our Florida health plan was awarded comprehensive Medicaid Managed Care contracts by the Florida Agency for Health Care Administration in Regions 8 and 11 of the Florida Statewide Medicaid Managed Care Invitation to Negotiate. Under the new contracts, effective January 1, 2019, we serve approximately 98,000 Medicaid members in those regions, which represented premium revenue of approximately $462 million in the year ended December 31, 2018. As of December 31, 2018, we served a total of 272,000 Medicaid members in Florida, which represented premium revenue of approximately $1,479 million in the year ended December 31, 2018.

•
In July 2018, our Puerto Rico health plan was selected by the Puerto Rico Health Insurance Administration to be one of the organizations to administer the Commonwealth’s new Medicaid Managed Care contract. As of December 31, 2018, we served approximately 252,000 members under the new contract, which represents a reduction in membership compared with 320,000 members served as of September 30, 2018. The new contract commenced on November 1, 2018 and has a three-year term with an optional one year extension. The Puerto Rico health plan’s premium revenue amounted to $696 million in the year ended December 31, 2018.

•
Our Mississippi health plan commenced operations on October 1, 2018 and served approximately 26,000 Medicaid members as of December 31, 2018. In December 2018, our Mississippi health plan was awarded a contract by the Mississippi Division of Medicaid for the Children’s Health Insurance Program (“CHIP”). Services under the new three-year contract were initially set to begin July 1, 2019; however, the start date is now pending the outcome of a protest of the contract awards.

Now that our margin recovery efforts have been successful and margin sustainability is well under way, we expect to expand our focus on growth opportunities in new markets.
TALENT AND CULTURE
We intend to drive our strategic initiatives by evolving to a more accountable and performance-driven culture with the right talent in the right jobs. We believe that the success we have had in recruiting new leaders to our current senior executive team has given us a strong start and we are optimistic about this initiative.
FUTURE CAPABILITIES
We are focused on building future capabilities needed to address the evolving healthcare environment and competitive pressures. We believe that key future differentiating capabilities include, but are not limited to, population health management, complex care management, advanced value-based contracting, advanced data analytics, and improved member experience. We are creating a road-map designed to meet these market demands by developing the people, processes, and technologies we require to build these capabilities.

OUR BUSINESS
MEDICAID
Overview
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

Molina Healthcare, Inc. 2018 Form 10-K | 6

The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage (“FMAP”). A state’s FMAP is calculated annually and varies inversely with average personal income in the state. The average FMAP across all jurisdictions except Puerto Rico is currently approximately 60%, and currently ranges from a federally established FMAP floor of 50% to as high as 76%. As a result of Hurricane Maria, the FMAP for the Commonwealth of Puerto Rico was temporarily raised from 55% to 100% until late in the third quarter of 2019.
We participate in the following Medicaid programs:

•	Temporary Assistance for Needy Families (“TANF”) - This is the most common Medicaid program. It primarily covers low-income families with children.

•
Medicaid Aged, Blind or Disabled (“ABD”) - ABD programs cover low-income persons with chronic physical disabilities or behavioral health impairments. ABD beneficiaries typically use more services than those served by other Medicaid programs because of their critical health issues.

•
Children’s Health Insurance Program (“CHIP”) - CHIP is a joint federal and state matching program that provides health care coverage to children whose families earn too much to qualify for Medicaid coverage. States have the option of administering CHIP through their Medicaid programs.

•
Medicaid Expansion - In states that have elected to participate, Medicaid Expansion provides eligibility to nearly all low-income individuals under age 65 with incomes at or below 138% of the federal poverty line.

Our state Medicaid contracts generally have terms of three to five years. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Such contracts are subject to risk of loss in states that issue requests for proposal (“RFP”) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may not be renewed.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled; and regions or service areas.
Status of Contract Re-procurements
In November 2018, our Texas health plan submitted two separate RFP responses: one with regard to the Texas ABD program, known in Texas as the Star Plus program; and the other with regard to the Texas TANF and CHIP programs, known in Texas as the Star program. We expect the Star Plus award to be announced in the second quarter of 2019, with an effective date of June 1, 2020. We expect the Star award to be announced in the third quarter of 2019, with an effective date of September 1, 2020. As of December 31, 2018, the membership of our Texas health plan under the existing Star Plus contract was 87,000 members, and the related premium revenues for 2018 were $1,605 million. As of December 31, 2018, the membership of our Texas health plan under the existing Star contract was 122,000 members, and the related premium revenues for 2018 were $316 million.
We have received information that the Medicaid contracts of both our Ohio and California health plans may be subject to RFP either in late 2019 or early 2020. A loss of any of our Texas, Ohio, or California Medicaid contracts would have a material adverse effect on our business, financial condition, cash flows, and results of operations.
In January 2018, we were notified by the New Mexico Medicaid agency that we had not been selected for a tentative award of a 2019 Medicaid contract. A hearing was held on our judicial protest on October 17, 2018, and our protest was rejected. We filed an appeal with the New Mexico Court of Appeals on January 28, 2019. We are continuing to manage the business in run-off until the determination of these further appeals or our decision not to pursue our appeal rights. As of December 31, 2018, we served approximately 196,000 Medicaid members in New Mexico, and Medicaid premium revenue amounted to $1,181 million in the year ended December 31, 2018. Our New Mexico health plan continues to serve Medicare and Marketplace members, but, effective January 1, 2019, no longer has Medicaid members.
Member Enrollment and Marketing
Most states allow eligible Medicaid members to select the Medicaid plan of their choice. This opportunity to choose a plan is almost always afforded to the member at the time of first enrollment and, at a minimum, annually thereafter. In some of our states, a substantial majority of new Medicaid members voluntarily select a plan with the remainder subject to the auto-assignment process described below, while in other states less than half of new members voluntarily choose a plan.

Molina Healthcare, Inc. 2018 Form 10-K | 7

Our Medicaid health plans may benefit from auto-assignment of individuals who do not choose a plan, but for whom participation in managed care programs is mandatory. Each state differs in its approach to auto-assignment, but one or more of the following criteria is typical in auto-assignment algorithms: a Medicaid beneficiary's previous enrollment with a health plan or experience with a particular provider contracted with a health plan, enrolling family members in the same plan, a plan's quality or performance status, a plan’s network and enrollment size, awarding all auto-assignments to a plan with the lowest bid in a county or region, and equal assignment of individuals who do not choose a plan in a specified county or region.
Our Medicaid marketing efforts are regulated by the states in which we operate, each of which imposes different requirements for, or restrictions on, Medicaid sales and marketing. These requirements and restrictions are revised from time to time. None of the jurisdictions in which we operate permit direct sales by Medicaid health plans.
MEDICARE
Overview
Medicare Advantage. Medicare is a federal program that provides eligible persons age 65 and over and some disabled persons with a variety of hospital, medical insurance, and prescription drug benefits. Medicare is funded by Congress, and administered by the Centers for Medicare and Medicaid Services (“CMS”). Medicare beneficiaries may enroll in a Medicare Advantage plan, under which managed care plans contract with CMS to provide benefits that are comparable to original Medicare. Such benefits are provided in exchange for a fixed per-member per-month (“PMPM”) premium payment that varies based on the county in which a member resides, the demographics of the member, and the member’s health condition. Since 2006, Medicare beneficiaries have had the option of selecting a prescription drug benefit from an existing Medicare Advantage plan. The drug benefit, available to beneficiaries for a monthly premium, is subject to certain cost sharing depending upon the specific benefit design of the selected plan.
Medicare-Medicaid Plans, or MMPs. Over 10 million low-income elderly and disabled people are covered under both the Medicare and Medicaid programs. These beneficiaries are more likely than other Medicare beneficiaries to be frail, live with multiple chronic conditions, and have functional and cognitive impairments. Medicare is their primary source of health insurance coverage. Medicaid supplements Medicare by paying for services not covered by Medicare, such as dental care and long-term care services and support, and by helping to cover Medicare’s premiums and cost-sharing requirements. Together, these two programs help to shield very low-income Medicare beneficiaries from potentially unaffordable out-of-pocket medical and long-term care costs. To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligible”), and to deliver services to these individuals in a more financially efficient manner, some states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual-eligible individuals. The health plans participating in such demonstrations are referred to as MMPs. We operate MMPs in six states.
Contracts
We enter into Medicare and MMP contracts with CMS, in partnership with each state’s department of health and human services. Such contracts typically have terms of one to two years.
Status of Contract Renewals - MMP
MMP premium revenues for the California, Illinois, and Ohio health plans, whose duals demonstration programs currently expire on December 31, 2019, amounted to $189 million, $81 million, and $529 million, respectively, in the year ended December 31, 2018.

•
California MMP. In 2018, the state submitted a one-year extension of its duals demonstration program with CMS, through December 31, 2020, and is currently in negotiations with CMS to extend the program for three years, through December 31, 2022.

•
Illinois MMP. We believe the state is likely moving toward a three-year extension of its duals demonstration program with CMS. This potential extension is currently pending review with the state’s new administration.

•	Ohio MMP. The state has submitted a three-year extension of its duals demonstration program with CMS, through December 31, 2022.
Member Enrollment and Marketing
Our Medicare members may be enrolled through auto-assignment, as described above under “Medicaid - Member Enrollment and Marketing,” or by enrolling in our plans with the assistance of insurance agents employed by Molina,

Molina Healthcare, Inc. 2018 Form 10-K | 8

outside brokers, or via the Internet.
Our Medicare marketing and sales activities are regulated by CMS and the states in which we operate. CMS has oversight over all marketing materials used by Medicare Advantage plans, and in some cases has imposed advance approval requirements. CMS generally limits sales activities to those conveying information regarding benefits, describing the operations of our managed care plans, and providing information about eligibility requirements.
We employ our own insurance agents and contract with independent, licensed insurance agents to market our Medicare Advantage products. We have continued to expand our use of independent agents because the cost of these agents is largely variable and we believe the use of independent, licensed agents is more conducive to the shortened Medicare selling season and the open enrollment period. The activities of our independent, licensed insurance agents are also regulated by CMS. We also use direct mail, mass media and the Internet to market our Medicare Advantage products.
MARKETPLACE
Overview
Effective January 1, 2014, the ACA authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase federally subsidized health insurance. We offer Marketplace plans in many of the states where we offer Medicaid health plans. Our plans allow our Medicaid members to stay with their providers as they transition between Medicaid and the Marketplace. Additionally, they remove financial barriers to quality care and keep members' out-of-pocket expenses to a minimum. In 2019, we participate in the Marketplace in California, Florida, Michigan, New Mexico, Ohio, Texas, Utah, Washington, and Wisconsin.
Contracts
We enter into contracts with CMS annually for the state Marketplace programs. These contracts have a one-year term ending on December 31 and must be renewed annually.
Member Enrollment and Marketing
Our Marketplace members enroll in our plans with the assistance of insurance agents employed by Molina, outside brokers, vendors, direct to consumer marketing and via the Internet.
While our Marketplace sales activities are regulated by CMS (such as eligibility determinations), our marketing activities are regulated by the individual states in which we operate. Some states require us to obtain prior approval of our marketing materials, others simply require us to provide them with copies of our marketing materials, and some states do not request our marketing materials. We are able to freely contact our own members and provide them with marketing materials as long as those materials are fair and do not discriminate.
Our Marketplace sales and marketing strategy is to provide high quality, affordable, compliant and consumer centric Marketplace products through a variety of distribution channels. Our Marketplace products are displayed on the Federally Facilitated Marketplace (“FFM”) and the State Based Marketplace (“SBM”) in the states in which we participate in the Marketplace. We also contract with independent, licensed insurance agents to market our Marketplace products. The activities of our independently licensed insurance agents are also regulated by both CMS and the departments of insurance in the states in which we participate. Our sales cycle typically peaks during the annual Open Enrollment Period (“OEP”) as defined and regulated by CMS and applicable FFM and SBM.
For 2019, we are currently estimating that our Marketplace end-of-year membership will range from 250,000-275,000. This estimated membership is lower than the 362,000 enrollment as of December 31, 2018, despite our return to Utah and Wisconsin, and we expect our Marketplace revenues to decrease in 2019 as a result.
BASIS FOR PREMIUM RATES
Medicaid
Under our Medicaid contracts, state government agencies pay our health plans fixed PMPM rates that vary by state, line of business, and demographics; and we arrange, pay for and manage health care services provided to Medicaid beneficiaries. Therefore, our health plans are at risk for the medical costs associated with their members’ health care. The rates we receive are subject to change by each state and, in some instances, provide for adjustments for health risk factors. CMS requires these rates to be actuarially sound. Payments to us under each of our Medicaid contracts are subject to the annual appropriation process in the applicable state. The amount of the premiums paid to our health plans may vary substantially between states and among various government

Molina Healthcare, Inc. 2018 Form 10-K | 9

programs. For the year ended December 31, 2018, Medicaid program PMPM premium revenues ranged as follows: TANF and CHIP ranged from $130.00 to $340.00; Medicaid Expansion ranged from $290.00 to $520.00; and ABD ranged from $520.00 to $1,630.00.
Medicare
Under Medicare Advantage, managed care plans contract with CMS to provide benefits in exchange for a fixed PMPM premium payment that varies based on the county in which a member resides, and adjusted for demographic and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed PMPM premium payment. Amounts payable to us under the Medicare Advantage contracts are subject to annual revision by CMS, and we elect to participate in each Medicare service area or region on an annual basis. Medicare Advantage premiums paid to us are subject to federal government reviews and audits which can result, and have resulted, in retroactive and prospective premium adjustments. Compared with our Medicaid plans, Medicare Advantage contracts generate higher average PMPM revenues and health care costs. For the year ended December 31, 2018, Medicare program PMPM premium revenues ranged as follows: Medicare Advantage ranged from $590.00 to $1,370.00; and MMP ranged from $1,390.00 to $3,250.00.
Marketplace
For Marketplace, we develop each state’s premium rates during the spring of each year for policies effective in the following calendar year. Premium rates are based on our estimates of projected member utilization, medical unit costs, member risk acuity, member risk transfer, and administrative costs, with the intent of realizing a target pretax percentage profit margin. Our actuaries certify the actuarial soundness of Marketplace premiums in the rate filings submitted to the various state and federal authorities for approval. For the year ended December 31, 2018, Marketplace program PMPM premium revenues ranged from $250.00 to $660.00.
PREMIUM REVENUE BY PROGRAM

	Year Ended December 31,
	2018	2017	2016
	(In millions)
TANF and CHIP	$5,508	$5,554	$5,403
Medicaid Expansion	2,884	3,150	2,952
ABD	5,231	5,135	4,666
Total Medicaid	13,623	13,839	13,021
MMP	1,443	1,446	1,321
Medicare	631	601	558
Total Medicare	2,074	2,047	1,879
Total Medicaid and Medicare	15,697	15,886	14,900
Marketplace	1,915	2,968	1,545
	$17,612	$18,854	$16,445

LEGISLATIVE AND POLITICAL ENVIRONMENT
PRESSURES ON MEDICAID FUNDING
Due to states’ budget challenges and political agendas at both the state and federal levels, there are a number of different legislative proposals being considered, some of which would involve significantly reduced federal or state spending on the Medicaid program, constitute a fundamental change to the federal role in health care and, if enacted, could have a material adverse effect on our business, financial condition, cash flows and results of operations. These proposals include elements such as the following, as well as numerous other potential changes and reforms:

•
Ending the entitlement nature of Medicaid (and perhaps Medicare as well) by capping future increases in federal health spending for these programs, and shifting much more of the risk for health costs in the future to states and consumers;

Molina Healthcare, Inc. 2018 Form 10-K | 10

•	Reversing the ACA’s expansion of Medicaid that enables states to cover low-income childless adults;

•	Changing Medicaid to a state block grant program, including potentially capping spending on a per-enrollee basis;

•	Requiring Medicaid beneficiaries to work; and

•	Limiting the amount of lifetime benefits for Medicaid beneficiaries.
AFFORDABLE CARE ACT
As a result of the election of President Trump, the GOP control of the Senate and the former GOP control of the House, several changes have been made to the provisions of the ACA, including reduced funding. Accordingly, the future of the ACA and its underlying programs are subject to continuing and substantial uncertainty, making long-term business planning exceedingly difficult. In December 2018, in a case brought by the state of Texas and nineteen other states, a federal judge in Texas struck down the ACA based on his determination that the ACA’s individual mandate is unconstitutional and, since that mandate cannot be separated from the rest of the ACA, the judge ruled that the rest of the ACA is also unconstitutional. The decision has been appealed to the U.S. Court of Appeals for the Fifth Circuit. Other proposed changes and reforms to the ACA have included, or may include the following:

•	Prohibiting the federal government from operating Marketplaces;

•	Eliminating the advanced premium tax credits, and cost sharing reductions for low income individuals who purchase their health insurance through the Marketplaces;

•	Expanding and encouraging the use of private health savings accounts;

•
Providing for insurance plans that offer fewer and less extensive health insurance benefits than under the ACA’s essential health benefits package, including broader use of catastrophic coverage plans, or short-term health insurance;

•	Establishing and funding high risk pools or reinsurance programs for individuals with chronic or high cost conditions; and

•	Allowing insurers to sell insurance across state lines.
Any final, not-appealable determination that the ACA is unconstitutional, or the passage of any of these changes or other reforms, would have a material adverse effect on our business, financial condition, cash flows and results of operations.

OPERATIONS
QUALITY
Our long-term success depends, to a significant degree, on the quality of the services we provide. As of December 31, 2018, 11 of our health plans were accredited by the National Committee for Quality Assurance (“NCQA”), including the Multicultural Health Care Distinction, which is awarded to organizations that meet or exceed NCQA’s rigorous requirements for multicultural health care.
The table below presents our health plans’ NCQA status, as well as their current scores as part of the Medicare Star Ratings, which measures the quality of Medicare plans across the country using a 5-star rating system.
We believe that these objective measures of quality are important to state Medicaid agencies, as a growing number of states link reimbursement and patient assignment to quality scores. Additionally, Medicare pays quality bonuses to health plans that achieve high quality.

Molina Healthcare, Inc. 2018 Form 10-K | 11

PROVIDER NETWORKS
We arrange health care services for our members through contracts with a vast network of providers, including independent physicians and physician groups, hospitals, ancillary providers, and pharmacies. We strive to ensure that our providers have the appropriate expertise and cultural and linguistic experience.
The quality, depth and scope of our provider network are essential if we are to ensure quality, cost-effective care for our members. In partnering with quality, cost-effective providers, we utilize clinical and financial information derived by our medical informatics function, as well as the experience we have gained in serving Medicaid members, to gain insight into the needs of both our members and our providers.
Physicians
We contract with both primary care physicians and specialists, many of whom are organized into medical groups or independent practice associations. Primary care physicians provide office-based primary care services. Primary care physicians may be paid under capitation or fee-for-service contracts and may receive additional compensation by providing certain preventive care services. Our specialists care for patients for a specific episode or condition, usually upon referral from a primary care physician, and are usually compensated on a fee-for-service basis. When we contract with groups of physicians on a capitated basis, we monitor their solvency.
Hospitals
We generally contract with hospitals that have significant experience dealing with the medical needs of the Medicaid population. We reimburse hospitals under a variety of payment methods, including fee-for-service, per diems, diagnostic-related groups, capitation, and case rates.
Ancillary Providers
Our ancillary agreements provide coverage of medically-necessary care, including laboratory services, home health, physical, speech and occupational therapy, durable medical equipment, radiology, ambulance and transportation services, and are reimbursed on a capitation and fee-for-service basis.

Molina Healthcare, Inc. 2018 Form 10-K | 12

Pharmacy
We outsource pharmacy benefit management services, including claims processing, pharmacy network contracting, rebate processing and mail and specialty pharmacy fulfillment services.
The following table provides the details of consolidated medical care costs by type for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
	Amount	PMPM	% of Total	Amount	PMPM	% of Total	Amount	PMPM	% of Total
	(In millions, except PMPM amounts)
Fee-for-service	$11,278	$232.15	74.5%	$12,682	$229.63	74.3%	$10,993	$217.84	74.4%
Pharmacy	2,138	44.01	14.1	2,563	46.40	15.0	2,213	43.84	15.0
Capitation	1,184	24.38	7.8	1,360	24.63	8.0	1,218	24.13	8.2
Other (1)	537	11.05	3.6	468	8.48	2.7	350	6.94	2.4
Total	$15,137	$311.59	100.0%	$17,073	$309.14	100.0%	$14,774	$292.75	100.0%
_____________________

(1)
“Other” includes all medically related administrative costs, certain provider incentive costs, provider claims, and other health care expenses. Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses.

MEDICAL MANAGEMENT
Our experience in medical management extends back to our roots as a provider organization. Primary care physicians are the focal point of the delivery of health care to our members, providing routine and preventive care, coordinating referrals to specialists, and assessing the need for hospital care. We believe this model has proved to be an effective method for coordinating medical care for our members. The underlying challenge we face is to coordinate health care so that our members receive timely and appropriate care from the right provider at the appropriate cost.
We seek to ensure quality care for our members on a cost-effective basis through the use of certain key medical management and cost control tools. These tools include utilization management, case and health management, information technology, and centralized services.
Utilization Management
We continuously review utilization patterns with the intent to optimize quality of care and to ensure that appropriate services are rendered in the most cost-effective manner. Utilization management, along with our other tools of medical management and cost control, is supported by a centralized corporate medical informatics function which utilizes third-party software and data warehousing tools to convert data into actionable information. We use predictive modeling that supports a proactive case and health management approach both for us and our affiliated physicians.
Case and Health Management
We seek to encourage quality, cost-effective care through a variety of case and health management programs, including disease management programs, educational programs, and pharmacy management programs such as the following:

•
Disease Management Programs. We develop specialized disease management programs that address the particular health care needs of our members. Our member assessment process evaluates the individual needs of the members and ensures that the appropriate level of services and support are provided to address the physical, behavioral and social determinants of health. This comprehensive and customized approach is designed to address our members’ individual goals and improve their overall quality of life. For example, our comprehensive maternity programs are designed to improve pregnancy outcomes and enhance member satisfaction. “breathe with ease!” is a multi-disciplinary disease management program that provides health education resources and case management services to assist physicians caring for asthmatic members between the ages of three and 15.

•	Educational Programs. Educational programs are an important aspect of our approach to health care delivery. These programs are designed to increase awareness of various diseases, conditions, and

Molina Healthcare, Inc. 2018 Form 10-K | 13

methods of prevention in a manner that supports our providers while meeting the unique needs of our members. For example, we provide our members with information to guide them through various episodes of care. This information, which is available in several languages, is designed to educate members on the use of primary care physicians, emergency rooms, and nurse call centers.

•
Pharmacy Management Programs. Our pharmacy programs are designed with the goal to be a trusted partner in improving member health and healthcare affordability. We do this by strategically partnering with the physicians and other healthcare providers who treat our members. This collaboration results in drug formularies and clinical initiatives that promote improved patient care. We employ full-time pharmacists and pharmacy technicians who work closely with providers to educate them on our formulary products, clinical programs and the importance of cost-effective care.

INFORMATION TECHNOLOGY
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
We have partnered with third parties to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. On February 4, 2019, we entered into a master services agreement with Infosys Limited pursuant to which Infosys will manage certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers. As a result of the agreement, we anticipate reducing our administrative expenses and improving the reliability of our information technology functions, while aiming to maintain targeted levels of service and operating performance. A segment of the infrastructure services will be provided on the Company’s premises, while other portions of the infrastructure services will be performed at Infosys facilities. Infosys will provide us with services required to migrate those information technology infrastructure operations that will be performed at Infosys facilities. As the infrastructure services currently performed by the Company are transitioned to Infosys, we expect to eliminate certain positions in our information technology group. Some of the employees in our information technology group may become employees of Infosys. The initial term of this agreement with Infosys is three years, commencing on February 4, 2019. We have the right to extend the agreement for up to two additional renewal terms of one year each.
CENTRALIZED SERVICES
We provide certain centralized medical and administrative services to our subsidiaries pursuant to administrative services agreements that include, but are not limited to, information technology, product development and administration, underwriting, claims processing, customer service, certain care management services, human resources, legal, marketing, purchasing, risk management, actuarial, underwriting, finance, accounting, legal and public relations.

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

Molina Healthcare, Inc. 2018 Form 10-K | 14

Medicaid
The Medicaid managed care industry is subject to ongoing changes as a result of health care reform, business consolidations and new strategic alliances. We compete with national, regional, and local Medicaid service providers, principally on the basis of size, location, quality of the provider network, quality of service, and reputation. Our primary competitors in the Medicaid managed care industry include Centene Corporation, WellCare Health Plans, Inc., UnitedHealth Group Incorporated, Anthem, Inc., Aetna Inc., and other large not-for-profit health care organizations. Competition can vary considerably from state to state.
Medicare
While we expect to see strong growth in the Medicare program in coming years, the market is highly competitive across the country, with large competitors, such as UnitedHealth Group Incorporated, Humana Inc., and Aetna Inc., holding significant market share.
Marketplace
Low-income members who receive government subsidies comprise the vast majority of Marketplace membership, which is served by a limited number of health plans. Our primary competitor for low-income Marketplace membership is Centene Corporation.

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
HIPAA
In 1996, Congress enacted the Health Insurance Portability and Accountability Act (“HIPAA”). All health plans are subject to HIPAA, including ours. HIPAA generally requires health plans to:

•	Establish the capability to receive and transmit electronically certain administrative health care transactions, such as claims payments, in a standardized format;

•	Afford privacy to patient health information; and

•	Protect the privacy of patient health information through physical and electronic security measures.
We enforce an internal HIPAA compliance program, which we believe complies with HIPAA privacy and security regulations, and have dedicated resources to monitor compliance with this program.
Health care reform created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicaid, CHIP, and Medicare. Those enhancements included mandatory licensure for all providers, and site visits, fingerprinting, and criminal background checks for higher risk providers.
FRAUD AND ABUSE LAWS AND THE FALSE CLAIMS ACT
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

Molina Healthcare, Inc. 2018 Form 10-K | 15

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
The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the U.S. Department of Health and Human Services (“HHS”), Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines, or be excluded from the Medicare, Medicaid, or other state or federal health care programs as a result of an investigation arising out of such action.
LICENSING AND SOLVENCY
Our health plans are licensed by the insurance departments in the states in which they operate, except our New York HMO, which is licensed as a prepaid health services plan by the New York State Department of Health, and our California HMO, which is licensed by the California Department of Managed Health Care.
Our health plans are subject to stringent requirements to maintain a minimum amount of statutory capital determined by statute or regulation, and restrictions that limit their ability to pay dividends to us. For further information, refer to the Notes to Consolidated Financial Statements, Note 17, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”

OTHER INFORMATION
EMPLOYEES
As of December 31, 2018, we had approximately 11,000 employees. Our employee base is multicultural and reflects the diverse membership we serve.
AVAILABLE INFORMATION
Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666. The Company also maintains corporate offices in New York City, New York.
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

Molina Healthcare, Inc. 2018 Form 10-K | 16

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
We currently derive our premium revenues from health plans that operate in 14 states and the Commonwealth of Puerto Rico. Measured by premium revenue by health plan, our top four health plans were in California, Ohio, Texas, and Washington, with aggregate premium revenue of $10,143 million, or approximately 58% of total premium revenue, in the year ended December 31, 2018. If we are unable to continue to operate in any of our existing jurisdictions, or if our current operations in any portion of those jurisdictions are significantly curtailed or terminated entirely, our revenues could decrease materially.
Many of our government contracts for the provision of managed care programs to people receiving government assistance are effective only for a fixed period of time and may be extended for an additional period of time if the contracting entity or its agent elects to do so. When such contracts expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that the contracts will be renewed or extended. For example, our previous Medicaid contract with the Florida Agency for Health Care Administration (“AHCA”) expired on December 31, 2018, as of which date the Florida health plan served approximately 272,000 Medicaid members. In June 2018, our Florida health plan was awarded a comprehensive Medicaid Managed Care contract by AHCA, effective January 1, 2019, for two regions in Florida (which consisted of approximately 98,000 Medicaid members as of December 31, 2018), as opposed to the eight regions covered by our previous contract.
As yet another example, our New Mexico health plan’s Medicaid contract with the New Mexico Human Services Department (“HSD”) expired on December 31, 2018. In January 2018, we were notified by the New Mexico Medicaid agency that we had not been selected for a tentative award of a 2019 Medicaid contract. A hearing was held on our judicial protest on October 17, 2018, and our protest was rejected. We filed an appeal with the New Mexico Court of Appeals on January 28, 2019. We are continuing to manage the business in run-off until the determination of these further appeals or our decision not to pursue our appeal rights. As of December 31, 2018, we served approximately 196,000 Medicaid members in New Mexico, and Medicaid premium revenue amounted to $1,181 million in the year ended December 31, 2018. Our New Mexico health plan continues to serve Medicare and Marketplace members, but, effective January 1, 2019, no longer has Medicaid members.
In any bidding process, our health plans may face competition from numerous other health plans, many with greater financial resources and greater name recognition than we have. For example, in November 2018, our Texas health plan submitted RFP responsive bids under the following two programs:

•
The Texas Health and Human Service Commission (“HHSC”) currently contracts with five STAR+PLUS (or “ABD”) plans: Anthem, Cigna, Centene, United Healthcare, and Molina. Our Texas health plan served a total of approximately 87,000 STAR+PLUS members as of December 31, 2018. We expect the new Texas STAR+PLUS contracts to be awarded in the second quarter of 2019, and to become effective June 1, 2020.

•
The HHSC currently contracts with many STAR (or “TANF” and “CHIP”) plans, including Molina. Our Texas health plan served a total of approximately 122,000 STAR members as of December 31, 2018. We expect the new Texas STAR contracts to be awarded in the third quarter of 2019, and to become effective September 1, 2020.

If the RFP responsive bids of our Texas health plan are not successful, or if our Texas health plan’s contracts with HHSC are not renewed, or if they are renewed but coverage is reduced, our revenues would be materially and adversely impacted.
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
If any of our governmental contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, our business and reputation may be adversely impacted, and our financial position, results of

Molina Healthcare, Inc. 2018 Form 10-K | 17

operations or cash flows could be materially and adversely affected. In addition, we may be unable to support the carrying amount of goodwill we have recorded for the applicable business, because its fair value is based on estimated future cash flows.
If we lose contracts that constitute a significant amount of our revenue, we will lose the administrative cost efficiencies that are inherent in a large revenue base. In such circumstances, we may not be able to reduce fixed costs proportionally with our lower revenue, and the financial impact of lost contracts may exceed the net income ascribed to those contracts.
We are currently able to spread the cost of centralized services over a large revenue base. Many of our administrative costs are fixed in nature, and will be incurred at the same level regardless of the size of our revenue base. If we lose contracts that constitute a significant amount of our revenue, we may not be able to reduce the expense of centralized services in a manner that is proportional to that loss of revenue. In such circumstances, not only will our total dollar margins decline, but our percentage margins, measured as a percentage of revenue, will also decline. This loss of cost efficiency, and the resulting stranded administrative costs, could have a material and adverse impact on our business, cash flows, financial position, or results of operations.
If, in the interests of maintaining or improving longer term profitability, we decide to exit voluntarily certain state contractual arrangements, make changes to our provider networks, or make changes to our administrative infrastructure, we may incur short- to medium-term disruptions to our business that could materially reduce our premium revenues and our net income.
Decisions that we make with regard to retaining or exiting our portfolio of state and federal contracts, and changes to the manner in which we serve the members attached to those contracts, could generate substantial expenses associated with the run out of existing operations and the restructuring of those operations that remain. Such expenses could include, but would not be limited to, goodwill and intangible asset impairment charges, restructuring costs, additional medical costs incurred due to the inability to leverage long-term relationships with medical providers, and costs incurred to finish the run out of businesses that have ceased to generate revenue.
If we are unable to successfully execute our profit maintenance and improvement initiatives and our restructuring plans, or if we fail to realize the anticipated benefits of those initiatives and plans, our business, cash flows, financial position, or results of operations could be materially and adversely affected.
In August 2017, we announced the implementation of a comprehensive restructuring and profitability improvement plan (the “2017 Restructuring Plan”). The 2017 Restructuring Plan included the streamlining of our organizational structure, including the elimination of over 2,000 positions, the re-design of certain core operating processes, the remediation of high cost provider contracts, the restructuring of our direct delivery operations, and the review of our vendor base in an attempt to insure that we were partnering with the lowest cost, most effective, vendors. Since the inception of the 2017 Restructuring Plan in August 2017 through December 31, 2018, we have reported restructuring and separation costs of $271 million under the 2017 Restructuring Plan.
In addition, in the second half of 2017, we launched several profit maintenance and improvement initiatives. We pursued additional profit maintenance and improvement initiatives throughout 2018, and have begun to implement a plan to outsource certain functions of our information technology department. As a part of that plan, on February 4, 2019, we entered into a master services agreement with Infosys Limited pursuant to which Infosys will manage certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers.
Our restructuring plan and profit improvement initiatives create numerous uncertainties, including the effect of the initiatives and plan on our business, operations, revenues, and profitability, potential disruptions to our business as a result of management’s attention to the initiatives and plan, uncertainty regarding the potential amount and timing of future cost savings associated with the initiatives and plan or problems experienced as a result of the outsourcing of our information technology infrastructure services, and the potential negative impact of the initiatives and plan on employee morale. The success of the initiatives and plan will depend, in part, on factors that are beyond our control, including reliance on third parties as is the case with our agreement with Infosys. Accordingly, we can provide no assurance that the goals of the initiatives and plan will be fully achieved. Failure in this regard could have a material and adverse impact on our business, cash flows, financial position, or results of operations.
A failure to accurately estimate incurred but not paid medical care costs may negatively impact our results of operations.
Because of the time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves

Molina Healthcare, Inc. 2018 Form 10-K | 18

for such incurred but not paid (“IBNP”) medical care costs are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations, is negatively impacted by the more limited experience we have had with those newer lines of business or populations.
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
If our actual liability for claims payments is higher than previously estimated, our earnings in any particular quarter or annual period could be negatively affected. Our estimates of IBNP may be inadequate in the future, which would negatively affect our results of operations for the relevant time period. Furthermore, if we are unable to accurately estimate IBNP, our ability to take timely corrective actions may be limited, further exacerbating the extent of the negative impact on our results.
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
The complexity of some of our Medicaid contract provisions, imprecise language in those contracts, the desire of state Medicaid agencies in some circumstances to retroactively adjust for the acuity of the medical needs of our members; and state delays in processing rate changes, can create uncertainty around the amount of revenue we should recognize.
A current example of exposure to this risk is in California. In the third and fourth quarters of 2018, we recognized adjustments of $57 million and $24 million, respectively, mainly related to the retroactive reinstatement of the Medicaid Expansion risk corridor requirement by the California Department of Health Care Services, mainly for the state fiscal years ended June 2017 and 2018. The risk corridor provision mandates a minimum loss ratio (“MLR”) of 85% and a maximum MLR of 95%. The total impact of these adjustments resulted in a reduction to premium revenue totaling approximately $81 million in the year ended December 31, 2018.
Any circumstance such as those described above could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
If we fail to accurately predict and effectively manage our medical care costs, our operating results could be materially and adversely affected.
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated substantially, and has varied across our state health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio of 85.9%, for the year ended December 31, 2018 had been one percentage point higher, or 86.9%, our net income per diluted share for the year ended December 31, 2018 would have been approximately $8.54 rather than our actual net income per diluted share of $10.61, a difference of $2.07.
Many factors may affect our medical care costs, including:

•	the level of utilization of health care services,

•	changes in the underlying risk acuity of our membership,

•	unexpected patterns in the annual flu season,

•	increases in hospital costs,

•	increased incidences or acuity of high dollar claims related to catastrophic illnesses or medical conditions for which we do not have adequate reinsurance coverage,

•	increased maternity costs,

•	payment rates that are not actuarially sound,

Molina Healthcare, Inc. 2018 Form 10-K | 19

•	changes in state eligibility certification methodologies,

•	relatively low levels of hospital and specialty provider competition in certain geographic areas,

•	increases in the cost of pharmaceutical products and services,

•	changes in health care regulations and practices,

•	epidemics,

•	new medical technologies, and

•	other various external factors.
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
If we are unable to collect health insurer fee (“HIF”) reimbursement for 2018 from our state partners, our business, cash flows, financial position, or results of operations could be materially and adversely affected.
Because Medicaid is a government funded program, Medicaid health plans must request reimbursement for the HIF from respective state partners to offset the impact of this tax. When states reimburse us for the amount of the HIF, that reimbursement is itself subject to income tax, the HIF, and applicable state premium taxes. Because the HIF is not deductible for income tax purposes, our net income is reduced by the full amount of the assessment. The 2018 HIF assessment, related to our Medicaid business, was $257 million, with an expected tax gross-up effect from the reimbursement of the assessment of approximately $72 million. Therefore, the total reimbursement needed as a result of the Medicaid-related HIF was approximately $329 million. As of December 31, 2018, we have collected $188 million of this total, with reimbursements receivable of $141 million. The delay or failure of our state partners to reimburse us in full for the 2018 HIF and its related tax effects could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
An impairment charge with respect to our recorded goodwill, or our finite-lived intangible assets, could have a material impact on our financial results.
As of December 31, 2018, the carrying amounts of goodwill and intangible assets, net, amounted to $143 million, and $47 million, respectively.
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Such events or circumstances may include experienced or expected operating cash-flow deterioration or losses, significant losses of membership, loss of state funding, loss of state contracts, and other factors. Goodwill is impaired if the carrying amount of the reporting unit exceeds its estimated fair value. This excess is recorded as an impairment loss and adjusted if necessary for the impact of tax-deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit. Our reporting units consist of our individual health plans.
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
We operate in an uncertain political and judicial environment which creates uncertainties with regard to the sources and amounts of our revenues, volatility with regard to the amount of our medical costs, and vulnerability to unforeseen programmatic or regulatory changes.
As a result of the election of President Trump, the GOP control of the Senate and the former GOP control of the House, several changes have been made to the provisions of the ACA, including reduced funding. Accordingly, the future of the ACA and its underlying programs are subject to continuing and substantial uncertainty, making long-

Molina Healthcare, Inc. 2018 Form 10-K | 20

term business planning exceedingly difficult. In December 2018, in a case brought by the state of Texas and nineteen other states, a federal judge in Texas struck down the ACA based on his determination that the ACA’s individual mandate is unconstitutional and, since that mandate cannot be separated from the rest of the ACA, the judge ruled that the rest of the ACA is also unconstitutional. The decision has been appealed to the U.S. Court of Appeals for the Fifth Circuit. Any final, not-appealable determination that the ACA is unconstitutional would have a material adverse effect on our business, financial condition, cash flows and results of operations.
We are unable to predict with any degree of certainty whether the ACA will be modified or repealed in its entirety, and if it is repealed, what it will be replaced with; nor are we able to predict when any such changes, if enacted, would become effective.
Currently, there are a number of different legislative proposals being considered, some of which would involve significantly reduced federal spending on the Medicaid program, and constitute a fundamental change in the federal role in health care. These proposals include elements such as the following: ending the entitlement nature of Medicaid (and perhaps Medicare as well) by capping future increases in federal health spending for these programs, and shifting much more of the risk for health costs in the future to states and consumers; reversing the ACA’s expansion of Medicaid that enables states to cover low-income childless adults; changing Medicaid to a state block grant program, including potentially capping spending on a per-enrollee basis; requiring Medicaid beneficiaries to work; limiting the amount of lifetime benefits for Medicaid beneficiaries; prohibiting the federal government from operating Marketplaces; eliminating the advanced premium tax credits, and cost sharing reductions for low income individuals who purchase their health insurance through the Marketplaces; expanding and encouraging the use of private health savings accounts; providing for insurance plans that offer fewer and less extensive health insurance benefits than under the ACA’s essential health benefits package, including broader use of catastrophic coverage plans, or short-term health insurance (Short-Term Medical or STM plans); establishing and funding high risk pools or reinsurance programs for individuals with chronic or high cost conditions; allowing insurers to sell insurance across state lines; and numerous other potential changes and reforms. Changes to or the repeal of the ACA, or the adoption of new health care regulatory laws, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
A reversal of the Medicaid Expansion would have a negative impact on our revenues.
In the states that have elected to participate, the ACA provided for the expansion of the Medicaid program to offer eligibility to nearly all individuals under age 65 with incomes at or below 138% of the federal poverty line. Since January 1, 2014, several of our health plans have participated in the Medicaid Expansion program under the ACA. At December 31, 2018, our membership included approximately 660,000 Medicaid Expansion members, or 17% of our total membership. If the Medicaid Expansion is reversed by repeal of the ACA or otherwise, we could lose this membership, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Our participation in the Marketplace creates certain risks which could adversely impact our business, financial position, and results of operations.
The ACA authorized the creation of marketplace insurance exchanges (the “Marketplace”), allowing individuals and small groups to purchase federally subsidized health insurance. As of December 31, 2018, we participated in the individual Marketplace in seven states which represented approximately 9% of our total membership. For 2019, we are currently estimating that our Marketplace end-of-year membership will range from 250,000-275,000. This estimated membership is lower than the 362,000 enrollment as of December 31, 2018, despite our return to Utah and Wisconsin, and we expect our Marketplace revenues to decrease in 2019 as a result.
A number of larger commercial insurance plans, including Humana Inc., have discontinued their participation in the Marketplace. The perceived instability and impending changes in the Marketplace could further promote reduced participation among the uninsured. Further, the withdrawal of cost sharing subsidies and/or premium tax credits, the elimination of the individual mandate to purchase health insurance in December 2017, the use of special enrollment periods, or any announcement that some or all of our health plans will be leaving the Marketplace, could additionally impact Marketplace enrollment. These market and political dynamics may increase the risk that our Marketplace products will be selected by individuals who have a higher risk profile or utilization rate than we anticipated when we established the pricing for our Marketplace products, leading to financial losses.
The Medicare-Medicaid Duals Demonstration Pilot Programs could be discontinued or altered, resulting in a loss of premium revenue.
To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligibles”), and to deliver services to these individuals in a more financially efficient manner, under the direction of CMS some

Molina Healthcare, Inc. 2018 Form 10-K | 21

states implemented demonstration pilot programs to integrate Medicare and Medicaid services for the dual eligibles. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (“MMPs”). We operate MMPs in six states: California, Illinois, Michigan, Ohio, South Carolina, and Texas. At December 31, 2018, our membership included approximately 54,000 integrated MMP members, representing just over 1% of our total membership. However, the capitation payments paid to us for dual eligibles are significantly higher than the capitation payments for other members, representing 8% of our total premium revenues in 2018. If the states running the MMP pilot programs conclude that the demonstration pilot programs are not delivering better coordinated care and reduced costs, they could decide to discontinue or substantially alter such programs, resulting in a reduction to our premium revenues.
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
Our health plans operate with very low profit margins, and small changes in operating performance or slight changes to our accounting estimates will have a disproportionate impact on our reported net income.
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

Molina Healthcare, Inc. 2018 Form 10-K | 22

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
Introduction of new high cost specialty drugs and sudden costs spikes for existing drugs increase the risk that the pharmacy cost assumptions used to develop our capitation rates are not adequate to cover the actual pharmacy costs, which jeopardizes the overall actuarial soundness of our rates. Bearing the high costs of new specialty drugs or the high cost inflation of generic drugs without an appropriate rate adjustment or other reimbursement mechanism has an adverse impact on our financial condition and results of operations. For example, the FDA approved the first drug to treat patients with spinal muscular atrophy, Spinraza, in December 2016. After this approval, the distributor of Spinraza announced that one dose will have a list price of $125,000, which means the drug will cost between $650,000 and $750,000 to cover the five or six doses required in the first year, and approximately $375,000 annually thereafter, presumably for the life of the patient. The inordinate cost of Spinraza was not contemplated in the development of our 2017 capitation rates. In addition, evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, and changes in discounts. Although we will continue to work with state Medicaid agencies in an effort to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceuticals trends, there can be no assurance that we will always be successful.
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
Further, when a state implements new programs to determine eligibility, establishes new processes to assign or enroll eligible members into health plans, or chooses new subcontractors, there is an increased potential for an unanticipated impact on the overall number of members assigned to managed care health plans. Whenever a state effects an eligibility redetermination for any reason, there is generally a reduction in Medicaid membership associated with that exercise which could have an adverse effect on our premium revenues and results of operations.
Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity.
We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Molina Healthcare, Inc. 2018 Form 10-K | 23

The insolvency of a delegated provider could obligate us to pay its referral claims, which could have a material adverse effect on our business, membership, cash flows, or results of operations.
Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation arrangements, we pay a fixed amount per member per month to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Due to insolvency or other circumstances, such providers may be unable or unwilling to pay claims they have incurred with third parties in connection with referral services provided to our members. The inability or unwillingness of delegated providers to pay referral claims presents us with both immediate financial risk and potential disruption to member care, as well as potential loss of members. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Additionally, competitive pressures or practical regulatory considerations may force us to pay such claims even when we have no legal obligation to do so; or we have already paid claims to a delegated provider and such payments cannot be recouped when the delegated provider becomes insolvent. Liabilities incurred or losses suffered as a result of provider insolvency could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
State and federal budget deficits may result in Medicaid, CHIP, or Medicare funding cuts which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid, Medicare, and CHIP programs. The states in which we operate our health plans regularly face significant budgetary pressures. As discussed below, such budgetary pressures are particularly intense in the Commonwealth of Puerto Rico. State budgetary pressures may result in unexpected Medicaid, CHIP, or Medicare rate cuts which could reduce our revenues and profit margins. Moreover, some federal deficit reduction or entitlement reform proposals would fundamentally change the structure and financing of the Medicaid program. A number of these proposals include both tax increases and spending reductions in discretionary programs and mandatory programs, such as Social Security, Medicare, and Medicaid.
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

Molina Healthcare, Inc. 2018 Form 10-K | 24

The Commonwealth of Puerto Rico may fail to pay the premiums of our Puerto Rico health plan, which could negatively impact our business, financial condition, cash flows, or results of operations.
The government of Puerto Rico continues to struggle with major fiscal and liquidity challenges. The extreme financial difficulties faced by the Commonwealth may make it very difficult for ASES, the Puerto Rico Medicaid agency, to pay our Puerto Rico health plan under the terms of the parties’ Medicaid contract. As of December 31, 2018, our Puerto Rico health plan served approximately 252,000 members, and had recognized premium revenue of approximately $147 million in the fourth quarter of 2018. A default by ASES on its payment obligations under our Medicaid contract, or a determination by ASES to terminate our contract based on insufficient funds available, could result in our having paid, or in our having to pay, provider claims in amounts for which we are not paid reimbursement, and could make it unfeasible for the Puerto Rico health plan to continue to operate. A default by ASES or termination of our Puerto Rico Medicaid contract could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Large-scale medical emergencies in one or more states in which we operate our health plans could significantly increase utilization rates and medical costs.
Large-scale medical emergencies can take many forms and be associated with widespread illness or medical conditions. For example, natural disasters, such as a major earthquake or wildfire in California, or a major hurricane affecting Florida, Puerto Rico, South Carolina or Texas, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include a virulent influenza season or epidemic, or newly emergent mosquito-borne illnesses, such as the Zika virus, the West Nile virus, or the Chikungunya virus, conditions for which vaccines may not exist, are not effective, or have not been widely administered.
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
We are a corporate parent holding company and hold most of our assets in, and conduct most of our operations through, our direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of ordinary dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. In general, our other health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts over the lesser of (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Health plans that declare ordinary dividends must usually provide notice to the regulators ten or fifteen days in advance of the intended distribution date of the ordinary dividend. We received $288 million, $245 million, and $100 million in dividends from our regulated health plan subsidiaries during 2018, 2017 and 2016, respectively. The aggregate additional amounts our health plan subsidiaries could have paid us at December 31, 2018 and 2017, without approval of the regulatory authorities, were approximately $126 million and $85 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our Company as a whole would be limited, which could harm our ability to implement our business strategy. For example, we could be hindered in our ability to make debt service payments under our senior notes or credit agreement (“Credit Agreement”).
Our use and disclosure of personally identifiable information and other non-public information, including protected health information, is subject to federal and state privacy and security regulations, and our

Molina Healthcare, Inc. 2018 Form 10-K | 25

failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.
State and federal laws and regulations including, but not limited to, HIPAA and the Gramm-Leach-Bliley Act, govern the collection, dissemination, use, privacy, confidentiality, security, availability, and integrity of personally identifiable information (“PII”), including protected health information (“PHI”). HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities and business associates, including health plans such as ours. HIPAA requires covered entities like us to develop and maintain policies and procedures for PHI that is used or disclosed, and to adopt administrative, physical, and technical safeguards to protect PHI. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic health care transactions, including activities associated with the billing and collection of health care claims.
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
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including federal and state anti-kickback statutes, prohibited referrals, and the federal False Claims Act, which permit agencies and enforcement authorities to institute a suit against us for violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government health care programs, or the institution of corporate integrity agreements. Liability under such federal and state statutes and regulations may arise if we know, or it is found that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, upcoding, payments made to excluded providers, improper marketing, and the violation of patient privacy rights. In particular, there has recently been increased scrutiny by the Department of Justice on health plans’ risk adjustment practices, particularly in the Medicare program. Companies involved in public health care programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the U.S. Department of Health and Human Services (“HHS”), Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay fines, or be excluded from the Medicare, Medicaid, or other state or federal

Molina Healthcare, Inc. 2018 Form 10-K | 26

health care programs as a result of an investigation arising out of such action. We have been the subject of qui tam actions in the past and other qui tam actions may be filed against us in the future. If we are subject to liability under a qui tam or other actions, our business, financial condition, cash flows, or results of operations could be adversely affected.
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
This Form 10-K reflects management's conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2018. See Item 9A, “Controls and Procedures–Management’s Evaluation of Disclosure Controls and Procedures and Management’s Report on Internal Control Over Financial Reporting.”
We are dependent on the leadership of our chief executive officer and other executive officers and key employees.
In late 2017, the board hired Joe Zubretsky as our chief executive officer. Mr. Zubretsky, in turn, has hired other senior level executives. Under the leadership and direction of Mr. Zubretsky, our executive team has launched a vigorous turnaround plan, including many profit improvement initiatives. Our turnaround plan and operational improvements are highly dependent on the efforts of Mr. Zubretsky and our other key executive officers and

Molina Healthcare, Inc. 2018 Form 10-K | 27

employees. The loss of their leadership, expertise, and experience could negatively impact our operations. Our ability to replace them or any other key employee may be difficult and may take an extended period of time because of the limited number of individuals in the health care industry who have the breadth and depth of skills and experience necessary to operate and lead a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these personnel. If we are unsuccessful in recruiting, retaining, managing, and motivating such personnel, our business, financial condition, cash flows, or results of operations may be adversely affected.
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

Molina Healthcare, Inc. 2018 Form 10-K | 28

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
Furthermore, certain aspects of the security of various technologies are unpredictable or beyond our control. For example, on February 4, 2019, we entered into a master services agreement with Infosys Limited pursuant to which Infosys will manage certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers. The security of these services will depend in part on Infosys’s ability to perform the contracted functions and services, including with respect to data security, in a timely, satisfactory, and compliant manner. The Infosys transaction will require us to devote significant resources to transition from our existing systems infrastructure, and if we are unable to successfully execute and manage this transition, any movement of data during the transition may enhance the information management and data security risks we currently face.
The cost to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. We may need to expend significant additional resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our systems. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of members, vendors, and state contracts. Further, our remediation efforts may be delayed or complicated as a result of our desire to cooperate with law enforcement agencies. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about our members could expose our members to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us (including but not limited to material fines, damages, consent orders, penalties and/or remediation costs, mandatory disclosure to the media and regulators, or enforcement proceedings), damage our reputation, or otherwise have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
As a part of our business strategy, we continually review our products and business lines across all geographies to identify opportunities for performance improvement. Depending on the particular circumstances, we may determine that a divestiture of one or more businesses or product lines would be the best means to further our plan to improve and sustain profitability and enhance our focus on the execution of our business plan. For example, in late 2018 we sold two of our former wholly owned subsidiaries: Molina Information Systems, LLC d/b/a Molina Medicaid Solutions, and Pathways Health and Community Support LLC.
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

Molina Healthcare, Inc. 2018 Form 10-K | 29

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
We have experienced challenges in obtaining complete and accurate encounter data, due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could adversely affect the premium rates we receive and how membership is assigned to us and subject us to financial penalties, which could have a material adverse effect on our results of operations, financial condition, cash flows and our ability to bid for, and continue to participate in, certain programs.
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
We have partnered with third parties to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. For example, on February 4, 2019, we entered into a master services agreement with Infosys Limited pursuant to which Infosys will manage certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers. If Infosys or any licensor or vendor of any technology which is integral to our operations were to become insolvent or otherwise fail to support the technology sufficiently, our operations could be negatively affected.
Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs. On an ongoing basis, we evaluate the ability of our existing operations to support our current and future business needs and to maintain our compliance requirements. As a result, we periodically consolidate, integrate, upgrade and expand our information systems capabilities as a result of technology initiatives, industry trends and recently enacted regulations, and changes in our system platforms. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and changing customer preferences. Any inability or failure by us or our vendors to properly maintain information management systems; any failure to efficiently and effectively consolidate our information systems, including to renew technology, maintain technology currency, keep pace with evolving industry standards or eliminate redundant or obsolete applications; or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing members, providers, and customers, difficulty in attracting new members, providers, and customers, disputes with members, providers, and customers, regulatory or other legal or compliance problems, and significant increases in administrative expenses and/or other adverse consequences. If for any reason there is a business continuity interruption resulting in loss of access to or availability of data, we may, among other things,

Molina Healthcare, Inc. 2018 Form 10-K | 30

not be able to meet the full demands of our customers and, in turn, our business, results of operations, financial condition and cash flow could be adversely impacted.
Moreover, business acquisitions require transitions to or from, and the integration of, various information systems. If we experience difficulties with the transition to or from information systems or are unable to properly implement, maintain, upgrade or expand our systems, we could suffer from, among other things, operational disruptions, loss of members, difficulty in attracting new members, regulatory problems, and increases in administrative expenses.
Because our corporate headquarters are located in Southern California, our business operations may be significantly disrupted as a result of a major earthquake or wildfire.
Our corporate headquarters is located in Long Beach, California. In addition, some of our health plans’ claims are processed in Long Beach. Southern California is exposed to a statistically greater risk of a major earthquake and wildfires than most other parts of the United States. If a major earthquake or wildfire were to strike the Los Angeles area, our corporate functions and claims processing could be significantly impaired for a substantial period of time. If there is a major Southern California earthquake or wildfire, there can be no assurances that our disaster recovery plan will be successful or that the business operations of our health plans, including those that are remote from any such event, would not be substantially impacted.
We face claims related to litigation which could result in substantial monetary damages.
We are subject to a variety of legal actions, including provider disputes, employment related disputes, health care regulatory law-based litigation, breach of contract actions, qui tam or False Claims Act actions, and securities class actions. If we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer. Even if any claims brought against us are unsuccessful or without merit, we may have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention.
Furthermore, claimants often sue managed care organizations for improper denials of or delays in care, and in some instances improper authorizations of care. Claims of this nature could result in substantial damage awards against us and our providers that could exceed the limits of any applicable insurance coverage. Successful claims asserted against us, our providers, or our employees could adversely affect our business, financial condition, cash flows, or results of operations.
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
We operate in a highly competitive environment and in an industry that is subject to ongoing changes from business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations and service providers. Our health plans compete for members principally on the basis of size, location, and quality of provider network; benefits supplied; quality of service; and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by the financial resources available to us. Many other organizations with which we compete, including large commercial plans and other service providers, have substantially greater financial and other resources than we do. For these reasons, we may be unable to grow our business, or may lose business to third parties.
We are subject to risks associated with outsourcing services and functions to third parties.
We contract with third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Some of these third-parties also have direct access to our systems. For example, on February 4, 2019, we entered into a master services agreement with Infosys Limited pursuant to which Infosys will manage certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers. Our arrangements with third party vendors and service providers such as Infosys may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection

Molina Healthcare, Inc. 2018 Form 10-K | 31

processes or cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption, which could have an adverse effect on our business and operations. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures or incidents under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Further, we may not be adequately indemnified against all possible losses through the terms and conditions of our contracts with third party vendors and service providers. Our outsourcing arrangements could be adversely impacted by changes in vendors’ or service providers’ operations or financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk, including significant cybersecurity risk. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or could result in sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs and/or experience significant disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms, unanticipated costs or expenses, or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
We are subject to a number of risks in connection with our decision to enter into a master services agreement with Infosys for the management of certain of our information technology infrastructure functions.
On February 4, 2019, we entered into a master services agreement with Infosys Limited pursuant to which Infosys will manage certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers.
Given the scope of services that will be provided by Infosys, the transition of services presents considerable execution risk inherent to large scale strategic and operational initiatives, including, among others, with respect to the efficient and secure transfer of information and data and the management of our workforce, which will require us to coordinate with Infosys and monitor the transition. We have incurred costs and will continue to incur costs and devote substantial resources during the transition to prepare for Infosys’s services. If we are unable to efficiently, effectively and successfully carry out the transition of our information technology infrastructure activities to Infosys in a coordinated and timely manner, including securely transferring information and data between the parties, such failures or delays in the start of Infosys’s services could materially impact the amount of the intended cost savings and other intended benefits of the Infosys transaction.
The success of our business will depend in part on Infosys’s ability to perform the contracted functions and services, including with respect to data security, in a timely, satisfactory, and compliant manner. To protect our expectations regarding Infosys’ performance, the agreement has minimum service levels that Infosys must meet or exceed. In the event of an expiration of our agreement with Infosys or upon termination of the agreement for any reason, we have the right to obtain disengagement assistance from Infosys to facilitate the transition of the infrastructure services from Infosys to another supplier or back to the Company itself. We would be required to pay for any disengagement assistance based on a combination of pre-determined charges and hourly fees for services for which there is no pre-determined charge. We retain the right to terminate the agreement with Infosys, in whole or in part, for, among other things, cause, convenience, and, if certain criteria are met, a change in the control of Infosys. However, we will be required to pay varying termination charges if we terminate the agreement for certain reasons other than for cause. Depending upon the circumstances of the termination, the termination charge may be material.

Molina Healthcare, Inc. 2018 Form 10-K | 32

Furthermore, changes in Infosys’s operations, security posture or vulnerabilities, financial condition, or other matters outside of our control could adversely affect the provision of their services to the Company. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a timely, satisfactory or compliant manner, we may not fully achieve anticipated cost savings or other expected benefits of the transaction; we may be subject to regulatory enforcement actions; we may be vulnerable to security breaches that threaten the security and confidentiality of our information and data; we may not be able to meet the full demands of our customers and members or be subject to claims against us by our members and providers; and we may have difficulty in finding alternate providers in a timely manner on terms and conditions favorable to us upon expiration or termination of the agreement, or at all. Furthermore, the contractual remedies and indemnification obligations for Infosys’s failures may not fully compensate us for any losses suffered as a result of Infosys’s failure to satisfy its obligations to us. Any of the foregoing could have a material and adverse impact on our business.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of any variable rate debt, and prevent us from meeting our obligations under our outstanding indebtedness.
We have a significant amount of indebtedness. As of December 31, 2018, our total indebtedness was approximately $1,458 million, including lease financing obligations. As of December 31, 2018, we also had $493 million available for borrowing under our Credit Facility. On January 31, 2019, we entered into a Sixth Amendment to the Credit Agreement that provides for a delayed draw term loan facility in an aggregate principal amount of $600 million (the “Term Loan”), under which we may request up to ten advances, each in a minimum principal amount of $50 million, until 18 months after January 31, 2019.
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

•	exposing us to the risk of increased interest rates to the extent of any future borrowings, including borrowings under our Credit Agreement, at variable rates of interest;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including our Credit Agreement and our outstanding senior notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing our outstanding senior notes and the agreements governing such other indebtedness;

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
The indentures governing our outstanding senior notes and the Credit Agreement governing our revolving Credit Facility and Term Loan contain various covenants that could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. These covenants limit our ability to, among other things:

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

Molina Healthcare, Inc. 2018 Form 10-K | 33

•	enter into certain transactions with our affiliates; and

•	designate our restricted subsidiaries as unrestricted subsidiaries.
All of these covenants may restrict our ability to pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indentures for our outstanding senior notes and/or the Credit Agreement governing our Credit Facility and Term Loan including, as a result of cross default provisions and, in the case of our Credit Agreement, permit the lenders to cease making loans to us. If there were an event of default under the indentures governing our outstanding senior notes and/or the Credit Agreement governing our Credit Facility and Term Loan, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.
In addition, the restrictive covenants in the Credit Agreement governing our Credit Facility and Term Loan require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control.
If our operating performance declines, we may be required to obtain waivers from the lenders under our Credit Agreement governing our Credit Facility and Term Loan, from the holders of our outstanding senior notes or from the holders of other obligations, to avoid defaults thereunder. For example, in February 2017, to avoid default under our Credit Agreement as a result of our failure to comply with certain financial covenants therein applicable to the three months ended December 31, 2016, we sought, and obtained, a waiver of such defaults by the required lenders under our Credit Agreement.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including our Credit Agreement, and the indentures governing our outstanding senior notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
There can be no assurance that any rating assigned by the rating agencies to our debt or our corporate rating will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. In 2017, both Moody’s and Standard and Poor’s downgraded our debt ratings. In February 2018, both S&P and Moody’s downgraded our corporate and debt ratings further to BB- and B3, respectively, with modest negative impact on future borrowing cost. A further lowering or withdrawal of the ratings assigned to our debt securities by rating agencies would likely increase our future borrowing costs and reduce our access to capital, which could have a materially adverse impact on our business, financial condition, cash flows, or results of operations.

Molina Healthcare, Inc. 2018 Form 10-K | 34

Risks Related to Our Common Stock
Future sales of our common stock or equity-linked securities in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.
We may issue equity securities in the future, or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Moreover, to the extent that we issue restricted stock/units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock/units vest, our stockholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. Our certificate of incorporation provides that we have authority to issue 150 million shares of common stock and 20 million shares of preferred stock. As of December 31, 2018, approximately 62 million shares of common stock and no shares of preferred or other capital stock were issued and outstanding.
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
In addition, changes of control are often subject to state regulatory notification, and in some cases, prior approval of such state regulatory agencies.
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

PROPERTIES
As of December 31, 2018, the Health Plans segment leased a total of 66 facilities. We own a 186,000 square-foot office building in Troy, Michigan, a 24,000 square-foot mixed use facility in Pomona, California, and a 26,700 square foot data center in Albuquerque, New Mexico. While we believe our current and anticipated facilities will be adequate to meet our operational needs for the foreseeable future, we continue to periodically evaluate our employee and operational growth prospects to determine if additional space is required, and where it would be best located.

Molina Healthcare, Inc. 2018 Form 10-K | 35

LEGAL PROCEEDINGS
Refer to the Notes to Consolidated Financial Statements, Note 17, “Commitments and Contingencies—Legal Proceedings,” for a discussion of legal proceedings.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK REPURCHASE PROGRAMS
Purchases of common stock made by us, or on our behalf during the quarter ended December 31, 2018, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Authorized to Be Purchased Under the Plans or Programs
October 1 — October 31	—	$—	—	$—
November 1 — November 30	—	$—	—	$—
December 1 — December 31	—	$—	—	$—
	—	$—	—

STOCK PERFORMANCE GRAPH
The following graph and related discussion are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or to be “filed” with the U.S. Securities and Exchange Commission (“SEC”) (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that we specifically incorporate it by reference into a filing.
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the five-year period from December 31, 2013 to December 31, 2018. The comparison assumes $100 was invested on December 31, 2013, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Molina Healthcare, Inc. 2018 Form 10-K | 36

The peer group index consists of Centene Corporation (CNC), Cigna Corporation (CI), DaVita HealthCare Partners, Inc. (DVA), Humana Inc. (HUM), Magellan Health, Inc. (MGLN), Team Health Holdings, Inc. (TMH), Tenet Healthcare Corporation (THC), Triple-S Management Corporation (GTS), Universal American Corporation (UAM), Universal Health Services, Inc. (UHS) and WellCare Health Plans, Inc. (WCG).
STOCK TRADING SYMBOL AND DIVIDENDS
Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of February 15, 2019, there were 14 holders of record of our common stock.
To date we have not paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our projected business operations. However, we intend to periodically evaluate our cash position to determine whether to pay a cash dividend in the future.
Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Additionally, the indentures governing our outstanding senior notes and the Credit Agreement governing the revolving Credit Facility and Term Loan contain various covenants that limit our ability to pay dividends on our common stock.
Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see the Notes to Consolidated Financial Statements, Note 17, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”

Molina Healthcare, Inc. 2018 Form 10-K | 37

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In millions, except per-share data, percentages and membership)
Premium revenue	$17,612	$18,854	$16,445	$13,261	$9,035
Total revenue	$18,890	$19,883	$17,782	$14,178	$9,667
Operating income (loss)	$1,131	$(555)	$306	$387	$193
Income (loss) before income taxes	$999	$(612)	$205	$322	$135
Net income (loss)	$707	$(512)	$52	$143	$62

Basic net income (loss) per share (1)	$11.57	$(9.07)	$0.93	$2.75	$1.33
Diluted net income (loss) per share (1)	$10.61	$(9.07)	$0.92	$2.58	$1.29

Weighted average shares outstanding:
Basic	61.1	56.4	55.4	52.2	46.9
Diluted	66.6	56.4	56.2	55.6	48.3

Operating Statistics:
Medical care ratio (2)	85.9%	90.6%	89.8%	88.9%	89.4%
G&A ratio (3)	7.1%	8.0%	7.8%	8.1%	7.9%
Effective income tax expense (benefit) rate	29.2%	(16.4)%	74.8%	55.5%	53.8%
Pre-tax margin (3)	5.3%	(3.1)%	1.2%	2.3%	1.4%
After-tax margin (3)	3.7%	(2.6)%	0.3%	1.0%	0.6%

Ending Membership by Government Program:
Medicaid	3,361,000	3,537,000	3,605,000	3,235,000	2,541,000
Medicare	98,000	101,000	96,000	93,000	67,000
Marketplace	362,000	815,000	526,000	205,000	15,000
	3,821,000	4,453,000	4,227,000	3,533,000	2,623,000
_______________________________

(1)	Source data for calculations in thousands.

(2)	Medical care ratio represents medical care costs as a percentage of premium revenue.

(3)
G&A ratio represents general and administrative expenses as a percentage of total revenue. Pre-tax margin represents net income (loss) before income taxes as a percentage of total revenue. After-tax margin represents net income (loss) as a percentage of total revenue.

	December 31,
	2018	2017	2016	2015	2014
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$2,826	$3,186	$2,819	$2,329	$1,539
Total assets	7,154	8,471	7,449	6,576	4,435
Medical claims and benefits payable	1,961	2,192	1,929	1,685	1,201
Long-term debt, including current portion (1)	1,458	2,169	1,645	1,609	887
Total liabilities	5,507	7,134	5,800	5,019	3,425
Stockholders’ equity	1,647	1,337	1,649	1,557	1,010
_______________________________

(1)	Also includes lease financing obligations.

Molina Healthcare, Inc. 2018 Form 10-K | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500, multi-state healthcare organization, arranges for the delivery of health care services to individuals and families who receive their care through the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Through our locally operated health plans in 14 states and the Commonwealth of Puerto Rico, we served approximately 3.8 million members as of December 31, 2018. These health plans are operated by our respective wholly owned subsidiaries in those states and in the Commonwealth of Puerto Rico, each of which is licensed as a health maintenance organization (“HMO”).
We currently have two reportable segments: our Health Plans segment and our Other segment. We manage the vast majority of our operations through our Health Plans segment. Our Other segment includes the historical results of the Pathways behavioral health subsidiary, which we sold in the fourth quarter of 2018, and certain corporate amounts not allocated to the Health Plans segment. Effective in the fourth quarter of 2018, we reclassified the historical results relating to our Molina Medicaid Solutions (“MMS”) segment, which we sold in the third quarter of 2018, to the Other segment. Previously, results for MMS were reported in a stand-alone segment.
2018 HIGHLIGHTS
In summary, we produced pretax earnings of $999 million and net income of $707 million for the full year ending December 31, 2018, resulting in an after-tax margin of 3.7%. These results include, on a consolidated basis, a medical cost ratio (“MCR”) of 85.9% and a general and administrative (“G&A”) expense ratio of 7.1%. The improved performance in 2018 across all of our programs, health plans, operating metrics, and the actions we took with respect to capital management, are summarized below.
Program Performance. The improved performance in 2018 demonstrates the effectiveness of our margin recovery and sustainability plan.

•
Our Medicaid program, with $13.6 billion in premium revenue, ended the year with a 90.0% MCR, both improved when compared with 2017. Several factors contributed to this result, including our ability to manage medical costs, our success in executing on a variety of profit improvement initiatives, including network contracting, front-line utilization management, and retaining increased levels of revenue at risk for quality scores.

•
Our Medicare program also delivered improved results in 2018 when compared to 2017. We earned premium revenues of $2.1 billion in 2018 and attained an MCR of 84.5%. We believe we have proved our ability to manage high-acuity members who have complex medical conditions and co-morbidities, and we believe we have proved to be proficient at managing long-term services and supports benefits, an important and fast-growing benefit across all of our products. Additionally, we increased revenues tied to member risk scores to be more commensurate with the acuity of our membership.

•
Our Marketplace program was a significant contributor to our results in 2018, with approximately $1.9 billion in premium revenue and an MCR of 58.9%. In 2017 and prior years, the performance in our Marketplace program was challenged, and we executed corrective pricing actions of nearly 60% in 2018 to improve our results. Our prices were competitive, even with the significant increases over 2017; which enabled us to retain higher membership in 2018 than we expected. Lastly, execution of the core managed care fundamentals that are also applicable to our other programs, and an increase in revenues tied to member risk scores to be commensurate with the acuity of our membership, also helped to produce the results that we attained.

Health Plan Performance. In summary, we believe our health plan portfolio is performing well. In 2017, more than 25% of our premium revenue related to plans that were not profitable. In 2018, all these plans were profitable. We significantly improved the performance and balance of our locally operated health plans in 2018. Our largest health plans from a membership standpoint (going forward in 2019)–California, Ohio, Michigan, Texas, and Washington– continued to perform well. Florida and New Mexico were challenges due to contract losses, but performed well considering they faced the run-off of large proportions of membership and revenues. Additionally, our Washington health plan began to improve its profitability midway through 2018 and we believe is now well-positioned to improve its pretax margins on an expanded revenue base.

Molina Healthcare, Inc. 2018 Form 10-K | 39

Operational Improvements. We implemented operational improvements that enabled us to gain operating efficiencies. We continued to improve our G&A cost profile, managing to a G&A expense ratio of 7.1% for the full year of 2018, which is a 90 basis-point improvement compared to 2017. We reduced our core business workforce by more than 800 full-time equivalents, or nearly 7% from the beginning of the year. More importantly, we continued to invest in the business. We improved the performance of our core processes: claims, payment integrity, member and provider services and a host of others, all of which create lasting effects. Finally, in 2018, we set the stage for ongoing improvement by making significant progress on a variety of outsourcing initiatives, including the recently announced outsourcing of certain information technology infrastructure functions to Infosys, which will benefit us in 2019 and beyond.
Balance Sheet and Capital Management. Our improved operating performance in 2018 allowed our business to dividend approximately $300 million to the parent company. We deployed approximately $1.2 billion to retire convertible debt and repay the outstanding amount drawn on our revolving Credit Facility. This reduced earnings per share volatility and lowered our debt-to-capital ratio to approximately 47%.

FINANCIAL SUMMARY

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions, except per-share amounts)
Premium revenue	$17,612	$18,854	$16,445
Premium tax revenue	417	438	468
Health insurer fees reimbursed	329	—	292
Investment income and other revenue	125	70	38

Medical care costs	15,137	17,073	14,774
General and administrative expenses	1,333	1,594	1,393
Premium tax expenses	417	438	468
Health insurer fees	348	—	217
Restructuring and separation costs	46	234	—
Impairment losses	—	470	—

Loss on sales of subsidiaries, net of gain	(15)	—	—
Operating income (loss)	1,131	(555)	306
Interest expense	115	118	101
Other expenses (income), net	17	(61)	—
Income tax expense (benefit)	292	(100)	153
Net income (loss)	707	(512)	52
Net income (loss) per diluted share	$10.61	$(9.07)	$0.92

Operating Statistics:
Ending total membership	3,821,000	4,453,000	4,227,000
Medical care ratio (1)	85.9%	90.6%	89.8%
G&A ratio (2)	7.1%	8.0%	7.8%
Premium tax ratio (1)	2.3%	2.3%	2.8%
Effective income tax expense (benefit) rate	29.2%	(16.4)%	74.8%
After-tax margin (2)	3.7%	(2.6)%	0.3%
__________________

(1)	Medical care ratio represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(2)	G&A ratio represents general and administrative expenses as a percentage of total revenue. After-tax margin represents net income (loss) as a percentage of total revenue.

Molina Healthcare, Inc. 2018 Form 10-K | 40

CONSOLIDATED RESULTS
See tables below, under “Summary of Significant Items,” for details relating to significant non-run rate items, such as impairment losses, restructuring costs and material out of period adjustments to premiums or medical care costs.
NET INCOME AND OPERATING INCOME
2018 vs. 2017
Net income amounted to $707 million, or $10.61 per diluted share in 2018, compared with a net loss of $512 million, or $9.07 per diluted share in 2017. The year-over-year improvement was mainly driven by a decline in the medical care ratio (“MCR”) and the general and administrative (G&A) expense ratio. Additionally, results for 2017 reflect $704 million in impairment losses and restructuring costs, or $8.87 per diluted share.
2017 vs. 2016
Net loss was $512 million, or $9.07 per diluted share in 2017 compared with net income of $52 million, or $0.92 per diluted share in 2016. The substantial decline in 2017 was mainly due to $704 million in impairment losses and restructuring costs, as mentioned above.
PREMIUM REVENUE
2018 vs. 2017
Premium revenue decreased $1,242 million in 2018 when compared with 2017. Lower premium revenue was mainly driven by a decrease in Marketplace membership, and lower premiums in Medicaid, including retroactive California Medicaid Expansion risk corridor adjustments, partially offset by Marketplace premium rate increases.
2017 vs. 2016
Premium revenue increased $2,409 million in 2017 when compared with 2016, due to a 10% increase in membership, mainly in Marketplace, and a 5% increase in the overall premium revenue PMPM.
PREMIUM TAX REVENUE AND EXPENSES
2018 vs. 2017
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) remained consistent in 2018 when compared to 2017 and was 2.3% in both years. The decrease in expense is consistent with the decline in premiums.
2017 vs. 2016
The premium tax ratio decreased to 2.3% in 2017 from 2.8% in 2016, mainly due to the significant revenue growth at our Florida health plan in 2017 and 2016, which operates in a state with no premium tax, and growth in MMP revenue. The Medicare portion of MMP revenue is not subject to premium tax.
INVESTMENT INCOME AND OTHER REVENUE
2018 vs. 2017
Investment income and other revenue increased to $125 million in 2018, compared with $70 million in 2017, primarily for two reasons. First, investment income increased due to improved annualized portfolio yields and higher average invested assets in 2018. In addition, other revenue increased in 2018 due to administrative services fees earned by our Washington health plan, following that state’s decision to transition the management of Medicaid pharmacy benefits to an administrative services-based arrangement in 2018.
2017 vs. 2016
Investment income and other revenue increased to $70 million in 2017 compared with $38 million in 2016, mainly due to an increase in average invested assets.
MEDICAL CARE RATIO (“MCR”)
2018 vs. 2017
Overall, the MCR improved to 85.9% in 2018, from 90.6% in 2017. Excluding the retroactive California Medicaid Expansion risk corridor adjustments, and the combined benefit of the 2017 Marketplace risk adjustment and CSR

Molina Healthcare, Inc. 2018 Form 10-K | 41

benefit, the MCR for 2018 would have been 86.3%. Excluding several, substantial out-of-period items that are discussed further below, the MCR for 2017 would have been 89.3%. The improvement was due to a decrease in the MCRs across our Medicaid, Medicare and Marketplace programs.
2017 vs. 2016
The medical care ratio increased to 90.6% in 2017, from 89.8% in 2016. Our 2017 medical care ratio was burdened by substantial unfavorable out-of-period items, including $150 million of medical margin deterioration resulting from unfavorable prior period claims development, the related need to replenish margins for adverse development in our liability for medical claims and benefits payable, increased reserves for premiums we expect to repay to state Medicaid agencies, and approximately $90 million of unfavorable Marketplace items, most notably the lack of CSR reimbursement in the fourth quarter of 2017. Absent these items, our medical care ratio for 2017 would have been approximately 89.3%.
GENERAL AND ADMINISTRATIVE (“G&A”) EXPENSES
2018 vs. 2017
The G&A expense ratio improved to 7.1% in 2018 compared with 8.0% in 2017. This year-over-year improvement was primarily the result of continued G&A cost containment, partially offset by decreased leverage resulting from the decline in premium revenues.
2017 vs. 2016
The G&A expense ratio increased to 8.0% in 2017 compared with 7.8% in 2016 due to increased spending related to growth in our Marketplace membership, partially offset by the benefit of increased leverage resulting from the associated increase in premium revenues.
HEALTH INSURER FEES (“HIF”)
Health insurer fees amounted to $348 million, and health insurer fees reimbursed amounted to $329 million in 2018. There were no HIF expensed or reimbursed in 2017 due to the moratorium under the Consolidated Appropriations Act of 2016. A new moratorium will be in effect in 2019.
IMPAIRMENT LOSSES
In the year ended December 31, 2017, we recorded impairment losses relating to goodwill and intangible assets, net, of $470 million. These losses included $269 million recorded in the Health Plans segment, and $201 million recorded in the Other segment, relating to our recently divested Pathways and Molina Medicaid Solutions subsidiaries.
RESTRUCTURING AND SEPARATION COSTS
In 2018, we incurred restructuring and separation costs of $46 million, including $37 million of additional costs related to implementation of our restructuring and profit improvement plan in 2017 (the “2017 Restructuring Plan”), and $9 million related to our IT restructuring plan that was commenced in 2018. In 2017, we incurred restructuring and separation costs of $234 million as a result of the implementation of our 2017 Restructuring Plan.
LOSS ON SALES OF SUBSIDIARIES, NET OF GAIN
Molina Medicaid Solutions. We closed on the sale of Molina Medicaid Solutions (“MMS”) to DXC Technology Company on September 30, 2018. The net cash selling price for the equity interests of MMS was $233 million. As a result of this transaction, we recognized a pretax gain, net of transaction costs, of $37 million. The gain, net of income tax expense, was $28 million.
Pathways. We closed on the sale of our Pathways behavioral health subsidiary to Pyramid Health Holdings, LLC on October 19, 2018, for a nominal purchase price. As a result of this transaction, we recognized a pretax loss of $52 million. The loss, net of income tax benefit, was $32 million.

Molina Healthcare, Inc. 2018 Form 10-K | 42

INTEREST EXPENSE
2018 vs. 2017
Interest expense decreased to $115 million for the year ended December 31, 2018, compared with $118 million for the year ended December 31, 2017. As further described below in “Liquidity,” we reduced the principal amount of outstanding debt by $759 million in 2018.
Interest expense includes non-cash interest expense relating to the amortization of the discount on our long-term debt obligations, which amounted to $22 million and $32 million, and $31 million for the years ended December 31, 2018, 2017, and 2016 respectively. See further discussion in Notes to Consolidated Financial Statements, Note 11, “Debt.”
2017 vs. 2016
Interest expense increased to $118 million for the year ended December 31, 2017, compared with $101 million for the year ended December 31, 2016. The increase was due primarily to our issuance of $330 million aggregate principal amount of senior notes (the “4.875% Notes”) due June 15, 2025, and $300 million borrowed under our Credit Facility in the third quarter of 2017.
OTHER EXPENSES (INCOME), NET
In 2018, we recorded other expenses of $17 million, primarily due to the loss on debt extinguishment resulting from our 1.125% Convertible Notes repayments and the 1.625% Convertible Notes exchange. These transactions are described further in Notes to Consolidated Financial Statements, Note 11, “Debt.” In early 2017, we received a $75 million fee in connection with a terminated Medicare acquisition.
INCOME TAXES
2018 vs. 2017
Income tax expense amounted to $292 million in 2018, or 29.2% of pretax income, compared with an income tax benefit of $100 million in 2017, or 16.4% of the pretax loss.
The effective tax rate for 2018 differs from 2017 mainly due to: 1) the reduction in the federal statutory rate from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (“TCJA”); and 2) higher non-deductible expenses in 2018, primarily related to the non-deductible HIF, as a percentage of pre-tax income (loss). The HIF was not applicable in 2017 due to the 2017 HIF moratorium.
The revaluation of deferred tax assets in connection with the TJCA resulted in $54 million additional income tax expense in the year ended December 31, 2017. In addition, the effective tax benefit rate for 2017 was less than the statutory tax benefit due to the relatively large amount of reported expenses that were not deductible for tax purposes, primarily relating to goodwill impairment losses and separation costs.
2017 vs. 2016
The income tax benefit amounted to $100 million in 2017, or 16.4% of the pretax loss, compared with an income tax expense of $153 million in 2016, or 74.8% of pretax income.
As discussed above, the effective tax benefit rate in 2017 was impacted by a revaluation of deferred tax assets and relatively large amounts of nondeductible expenses. The effective tax rate of 74.8% in 2016 mainly reflected the relatively large impact of the non-deductible HIF expenses relative to pretax income.

Molina Healthcare, Inc. 2018 Form 10-K | 43

SUMMARY OF SIGNIFICANT ITEMS
The tables below summarize the impact of certain items significant to our financial performance in the periods presented. The individual items presented below increase (decrease) income (loss) before income tax expense (benefit).

	Year Ended December 31, 2018
	Amount	Per Diluted Share (1)
	(In millions)
Retroactive California Medicaid Expansion risk corridor	$(81)	$(0.95)
Marketplace risk adjustment, for 2017 dates of service	56	0.66
Marketplace CSR subsidies, for 2017 dates of service	81	0.95
Loss on sales of subsidiaries, net of gain	(15)	(0.05)
Restructuring costs	(46)	(0.54)
Loss on debt extinguishment	(22)	(0.29)
	$(27)	$(0.22)

	Year Ended December 31, 2017
	Amount	Per Diluted Share (1)
	(In millions)
Termination of CSR subsidy payments for the fourth quarter of 2017	$(73)	$(0.82)
Marketplace adjustments related to risk adjustment, CSR subsidies, and other items for 2016 dates of service	(47)	(0.52)
Change in Marketplace premium deficiency reserve for 2017 dates of service	30	0.33
Impairment losses	(470)	(6.01)
Restructuring and separation costs	(234)	(2.86)
Loss on debt extinguishment	(14)	(0.24)
Fee received for terminated Medicare acquisition	75	0.84
	$(733)	$(9.28)
___________________________

(1)
Except for permanent differences between GAAP and tax (such as certain expenses that are not deductible for tax purposes), per diluted share amounts are generally calculated at the statutory income tax rate of 22% for 2018, and 37% for 2017.

REPORTABLE SEGMENTS
HOW WE ASSESS PERFORMANCE
We derive our revenues primarily from health insurance premiums. Our primary customers are state Medicaid agencies and the federal government.
One of the key metrics used to assess the performance of our Health Plans segment is the MCR, which represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying margin, or the amount earned by the Health Plans segment after medical costs are deducted from premium revenue, is the most important measure of earnings reviewed by management.
Margin for our Health Plans segment is referred to as “Medical Margin,” and for Other, as “Service Margin.” Management’s discussion and analysis of the changes in the individual components of Medical Margin and Service Margin follows.
See Notes to Consolidated Financial Statements, Note 18, “Segments,” for more information.

Molina Healthcare, Inc. 2018 Form 10-K | 44

SEGMENT SUMMARY

	2018	2017	2016
	(In millions)
Medical Margin (1)	$2,475	$1,781	$1,671
Service Margin (2)	43	29	54
Total Margin	$2,518	$1,810	$1,725

MCR	85.9%	90.6%	89.8%
_______________________

(1)	Represents premium revenue minus medical care costs.

(2)	Represents service revenue minus cost of service revenue.

HEALTH PLANS SEGMENT
RECENT DEVELOPMENTS
For a description of recent renewals of Medicaid contracts, see Item 1. Business—Strategy—Growth Opportunities.
TRENDS AND UNCERTAINTIES
For descriptions of “Status of Contract Re-procurements,” and other developments see Item 1. Business—Our Business—Medicaid, Medicare and Marketplace.
For discussions of “Pressures on Medicaid Funding,” and “ACA and the Marketplace,” see Item 1. Business—Legislative and Political Environment.
FINANCIAL PERFORMANCE BY PROGRAM
The following tables summarize member months, premium revenue, medical care costs, MCR and medical margin by program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Year Ended December 31, 2018
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	29.4	$5,508	$187.04	$4,908	$166.66	89.1%	$600
Medicaid Expansion	8.1	2,884	356.81	2,587	320.11	89.7	297
ABD	5.0	5,231	1,049.26	4,763	955.22	91.0	468
Total Medicaid	42.5	13,623	320.43	12,258	288.31	90.0	1,365
MMP	0.7	1,443	2,192.58	1,241	1,885.59	86.0	202
Medicare	0.5	631	1,180.46	511	955.81	81.0	120
Total Medicare	1.2	2,074	1,738.85	1,752	1,468.77	84.5	322
Total Medicaid and Medicare	43.7	15,697	359.14	14,010	320.53	89.2	1,687
Marketplace	4.9	1,915	392.97	1,127	231.33	58.9	788
	48.6	$17,612	$362.54	$15,137	$311.59	85.9%	$2,475

Molina Healthcare, Inc. 2018 Form 10-K | 45

	Year Ended December 31, 2017
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	30.2	$5,554	$183.75	$5,111	$169.09	92.0%	$443
Medicaid Expansion	8.1	3,150	388.42	2,674	329.73	84.9	476
ABD	4.9	5,135	1,050.41	4,863	994.80	94.7	272
Total Medicaid	43.2	13,839	320.16	12,648	292.61	91.4	1,191
MMP	0.7	1,446	2,177.72	1,317	1,982.36	91.0	129
Medicare	0.5	601	1,143.63	493	939.67	82.2	108
Total Medicare	1.2	2,047	1,722.47	1,810	1,523.15	88.4	237
Total Medicaid and Medicare	44.4	15,886	357.68	14,458	325.53	91.0	1,428
Marketplace	10.8	2,968	274.47	2,615	241.84	88.1	353
	55.2	$18,854	$341.39	$17,073	$309.14	90.6%	$1,781

	Year Ended December 31, 2016
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	30.2	$5,403	$179.21	$4,950	$164.18	91.6%	$453
Medicaid Expansion	7.8	2,952	378.58	2,475	317.37	83.8	477
ABD	4.7	4,666	991.24	4,277	908.39	91.6	389
Total Medicaid	42.7	13,021	305.28	11,702	274.33	89.9	1,319
MMP	0.6	1,321	2,160.94	1,141	1,866.93	86.4	180
Medicare	0.5	558	1,063.44	515	981.36	92.3	43
Total Medicare	1.1	1,879	1,653.73	1,656	1,457.67	88.1	223
Total Medicaid and Medicare	43.8	14,900	340.28	13,358	305.03	89.6	1,542
Marketplace	6.7	1,545	231.38	1,416	212.17	91.7	129
	50.5	$16,445	$325.87	$14,774	$292.75	89.8%	$1,671
_______________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	“MCR” represents medical costs as a percentage of premium revenue.
Medicaid Program
2018 vs. 2017
Our Medicaid Medical Margin improved $174 million, or 15%, in 2018 when compared with 2017. This improvement was mainly due to an improvement in the MCR from 91.4% to 90.0%, partially offset by a slight decline in premiums. Medicaid premiums declined slightly, mainly due to a carve-out of pharmacy benefits for all Medicaid membership in Washington effective July 1, 2018, $81 million in retroactive California Medicaid Expansion risk corridor adjustments, and a decline in TANF and CHIP membership, partially offset by the impact of rate increases in certain markets and increased quality incentive premium revenue.
Excluding recognition of the retroactive California Medicaid Expansion risk corridor adjustments, the Medicaid MCR would have been 89.4% in 2018, or 200 basis points lower compared with 2017. The improvement in MCR was mainly attributable to improvements in the MCR for TANF and CHIP, primarily at our Illinois, California and Texas health plans, and improvement in the MCR for ABD, due to several actions, including improved network contracting and our management of high acuity members. We also benefited from net favorable prior year claims development in 2018, compared with net unfavorable claims development in 2017. Partially offsetting these improvements was an increase in the MCR for Medicaid Expansion. The increase was due to the retroactive California risk corridor adjustments and the premium reduction we received in California in July 2017. Despite an increase in MCR in 2018, Medicaid Expansion has generally performed well because rate adequacy has trended favorably, and membership is concentrated in our higher performing health plans, particularly California, Michigan, and Washington.

Molina Healthcare, Inc. 2018 Form 10-K | 46

2017 vs. 2016
Medicaid Medical Margin decreased $128 million, or 10%, in 2017 when compared with 2016, mainly due to an increase in the MCR from 89.9% to 91.4%, partially offset by an increase in premiums. Medicaid premiums increased $818 million, or 6%, in 2017 when compared with 2016, mainly due to enrollment growth in Medicaid Expansion and ABD, and higher average premium PMPM in TANF, CHIP and ABD.
The increase in the Medicaid MCR was mainly attributed to a deterioration in ABD medical costs most notably in Michigan, New Mexico and Texas, and an increase in Expansion MCR, principally driven by reduced premium rates in California.
Medicare Program
2018 vs. 2017
The Medicare Medical Margin increased $85 million in 2018, or 36%, when compared with 2017 due mainly to an improvement in the MCR.
The overall MCR for the combined Medicare programs decreased to 84.5% in 2018, from 88.4% in 2017. The improvement in 2018 was due to improved medical management of high-acuity members and long-term services and supports benefits, in addition to increased premium revenue tied to risk scores that is more commensurate with the acuity of our population.
2017 vs. 2016
The Medicare Medical Margin increased slightly in 2017 when compared with 2016, due mainly to an increase in premiums, partially offset by an increase in the MCR. MMP and Medicare enrollment and premium combined grew by approximately 9% in 2017 compared with 2016. The MCR for this membership increased 30 basis points from 2016 to 2017.
Marketplace Program
2018 vs. 2017
The Marketplace Medical Margin increased $435 million in 2018, or 123%, when compared to 2017, due mainly to an improvement in the MCR, partially offset by a $1,053 million decrease in premiums. The lower Marketplace premium revenue was driven by a nearly 60% decrease in membership, partially offset by premium rate increases. As previously disclosed, we increased premium rates and reduced our Marketplace presence effective January 1, 2018, as part of our overall program to improve profitability.
The MCR for the Marketplace program improved to 58.9% in 2018, from 88.1% in 2017. Excluding the combined benefit of the 2017 Marketplace risk adjustment and CSR benefit recognized in 2018, the MCR in 2018 would have been 65.0%. Excluding the changes in Marketplace premium deficiency reserves for 2017 dates of service, the MCR would have been 89.1% for 2017. The year over year improvement is mainly due to the overall program to improve profitability, as discussed above, as well as increased premium revenue tied to risk scores more that is commensurate with the acuity of our population.
2017 vs. 2016
The Marketplace Medical Margin increased by $224 million in 2017, almost double that of 2016, due to an increase in premiums and a reduction in the MCR. The increase in Marketplace premium revenue was driven by a 60% increase in membership in 2017 compared with 2016.
The Marketplace MCR improved to 88.1% in 2017 compared with 91.7% in 2016. Excluding the changes in Marketplace premium deficiency reserves for 2017 dates of service, the MCR would have been 89.1% for 2017. Despite a decrease in the MCR in 2017 compared with 2016, our Marketplace program still failed to meet expectations in 2017.

Molina Healthcare, Inc. 2018 Form 10-K | 47

FINANCIAL PERFORMANCE BY HEALTH PLAN
The following tables summarize member months, premium revenue, medical care costs, MCR, and medical margin by health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):
Health Plans Segment Financial Data — Medicaid and Medicare

	Year Ended December 31, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	7.1	$1,931	$273.59	$1,724	$244.21	89.3%	$207
Florida	4.2	1,517	360.98	1,414	336.43	93.2	103
Illinois	2.5	793	322.87	670	272.61	84.4	123
Michigan	4.5	1,550	344.42	1,303	289.53	84.1	247
New Mexico	2.6	1,241	474.10	1,140	435.65	91.9	101
Ohio	3.7	2,277	608.29	2,001	534.59	87.9	276
Puerto Rico	3.7	696	186.59	636	170.45	91.4	60
South Carolina	1.4	495	351.38	429	304.85	86.8	66
Texas	2.7	2,296	839.70	2,092	765.12	91.1	204
Washington	9.1	2,178	240.42	1,999	220.72	91.8	179
Other (1)	2.2	723	329.06	602	273.55	83.1	121
	43.7	$15,697	$359.14	$14,010	$320.53	89.2%	$1,687

	Year Ended December 31, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	7.4	$2,392	$321.46	$2,117	$284.53	88.5%	$275
Florida	4.3	1,522	350.15	1,461	335.97	96.0	61
Illinois	2.1	593	286.69	638	308.41	107.6	(45)
Michigan	4.6	1,545	334.22	1,360	294.15	88.0	185
New Mexico	2.9	1,258	439.95	1,166	407.94	92.7	92
Ohio	3.9	2,130	544.98	1,894	484.66	88.9	236
Puerto Rico	3.8	732	190.13	691	179.65	94.5	41
South Carolina	1.4	445	328.41	412	304.04	92.6	33
Texas	2.8	2,150	769.82	1,978	708.20	92.0	172
Washington	8.9	2,445	275.64	2,143	241.55	87.6	302
Other (1)	2.3	674	292.92	598	259.85	88.7	76
	44.4	$15,886	$357.68	$14,458	$325.53	91.0%	$1,428

Molina Healthcare, Inc. 2018 Form 10-K | 48

	Year Ended December 31, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	7.4	$2,247	$304.83	$1,900	$257.72	84.5%	$347
Florida	4.1	1,348	329.58	1,227	299.94	91.0	121
Illinois	2.3	603	258.72	568	243.71	94.2	35
Michigan	4.7	1,517	324.18	1,339	286.00	88.2	178
New Mexico	2.8	1,245	440.63	1,162	411.30	93.3	83
Ohio	3.9	1,927	490.71	1,718	437.56	89.2	209
Puerto Rico	4.0	726	180.65	694	172.57	95.5	32
South Carolina	1.3	378	296.58	320	250.97	84.6	58
Texas	2.9	2,182	744.65	1,926	657.38	88.3	256
Washington	8.1	2,146	263.50	1,936	237.66	90.2	210
Other (1)	2.3	581	264.52	568	258.77	97.8	13
	43.8	$14,900	$340.28	$13,358	$305.03	89.6%	$1,542
_____________________

(1)	“Other” includes the Idaho, Mississippi, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

Health Plans Segment Financial Data — Marketplace

	Year Ended December 31, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.6	$219	$325.84	$125	$187.37	57.5%	$94
Florida	0.6	273	498.66	99	181.52	36.4	174
Michigan	0.2	51	250.69	31	150.11	59.9	20
New Mexico	0.3	115	403.55	74	260.29	64.5	41
Ohio	0.3	111	477.03	78	334.32	70.1	33
Texas	2.7	948	356.06	593	222.89	62.6	355
Washington	0.2	183	664.48	140	506.07	76.2	43
Other (1)	—	15	NM	(13)	NM	NM	28
	4.9	$1,915	$392.97	$1,127	$231.33	58.9%	$788

	Year Ended December 31, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.7	$309	$185.88	$231	$138.61	74.6%	$78
Florida	3.6	1,046	293.35	1,009	283.17	96.5	37
Michigan	0.3	51	180.26	38	135.64	75.2	13
New Mexico	0.3	110	349.50	84	264.14	75.6	26
Ohio	0.2	86	363.24	81	340.44	93.7	5
Texas	2.6	663	250.08	517	195.20	78.1	146
Washington	0.5	163	317.39	156	304.74	96.0	7
Other (1)	1.6	540	340.13	499	314.21	92.4	41
	10.8	$2,968	$274.47	$2,615	$241.84	88.1%	$353

Molina Healthcare, Inc. 2018 Form 10-K | 49

	Year Ended December 31, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.8	$131	$166.01	$129	$164.35	99.0%	$2
Florida	2.6	590	228.65	538	208.53	91.2	52
Michigan	—	10	232.88	6	154.32	66.3	4
New Mexico	0.2	60	287.37	47	223.85	77.9	13
Ohio	0.1	40	348.06	29	254.78	73.2	11
Texas	1.4	279	208.48	184	137.13	65.8	95
Washington	0.3	76	272.48	79	284.87	104.5	(3)
Other (1)	1.3	359	271.04	404	304.22	112.2	(45)
	6.7	$1,545	$231.38	$1,416	$212.17	91.7%	$129
_____________________

(1)
“Other” includes the Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results. We terminated Marketplace operations at these plans effective January 1, 2018, so the ratios for 2018 periods are not meaningful (NM).

Health Plans Segment Financial Data — Total

	Year Ended December 31, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	7.7	$2,150	$278.13	$1,849	$239.28	86.0%	$301
Florida	4.8	1,790	376.84	1,513	318.58	84.5	277
Illinois	2.5	793	322.87	670	272.61	84.4	123
Michigan	4.7	1,601	340.35	1,334	283.47	83.3	267
New Mexico	2.9	1,356	467.17	1,214	418.44	89.6	142
Ohio	4.0	2,388	600.62	2,079	522.89	87.1	309
Puerto Rico	3.7	696	186.59	636	170.45	91.4	60
South Carolina	1.4	495	351.38	429	304.85	86.8	66
Texas	5.4	3,244	601.23	2,685	497.75	82.8	559
Washington	9.3	2,361	252.92	2,139	229.13	90.6	222
Other (1)	2.2	738	336.86	589	268.17	79.6	149
	48.6	$17,612	$362.54	$15,137	$311.59	85.9%	$2,475

Molina Healthcare, Inc. 2018 Form 10-K | 50

	Year Ended December 31, 2017
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	9.1	$2,701	$296.68	$2,348	$257.86	86.9%	$353
Florida	7.9	2,568	324.56	2,470	312.18	96.2	98
Illinois	2.1	593	286.69	638	308.41	107.6	(45)
Michigan	4.9	1,596	325.43	1,398	285.11	87.6	198
New Mexico	3.2	1,368	430.97	1,250	393.67	91.3	118
Ohio	4.1	2,216	534.56	1,975	476.39	89.1	241
Puerto Rico	3.8	732	190.13	691	179.65	94.5	41
South Carolina	1.4	445	328.41	412	304.04	92.6	33
Texas	5.4	2,813	516.84	2,495	458.50	88.7	318
Washington	9.4	2,608	277.93	2,299	245.01	88.2	309
Other (1)	3.9	1,214	312.20	1,097	282.06	90.3	117
	55.2	$18,854	$341.39	$17,073	$309.14	90.6%	$1,781

	Year Ended December 31, 2016
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	8.2	$2,378	$291.41	$2,029	$248.70	85.3%	$349
Florida	6.7	1,938	290.56	1,765	264.60	91.1	173
Illinois	2.3	603	258.72	568	243.71	94.2	35
Michigan	4.7	1,527	323.36	1,345	284.82	88.1	182
New Mexico	3.0	1,305	430.15	1,209	398.49	92.6	96
Ohio	4.0	1,967	486.66	1,747	432.36	88.8	220
Puerto Rico	4.0	726	180.65	694	172.57	95.5	32
South Carolina	1.3	378	296.58	320	250.97	84.6	58
Texas	4.3	2,461	576.69	2,110	494.41	85.7	351
Washington	8.4	2,222	263.80	2,015	239.21	90.7	207
Other (1)	3.6	940	266.98	972	275.92	103.3	(32)
	50.5	$16,445	$325.87	$14,774	$292.75	89.8%	$1,671
____________________________

(1)	“Other” includes the Idaho, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

OTHER
Molina Medicaid Solutions. We closed on the sale of Molina Medicaid Solutions (“MMS”) to DXC Technology Company on September 30, 2018. The net cash selling price for the equity interests of MMS was $233 million. As a result of this transaction, we recognized a pretax gain, net of transaction costs, of $37 million. The gain, net of income tax expense, was $28 million.
Pathways. We closed on the sale of our Pathways behavioral health subsidiary to Pyramid Health Holdings, LLC on October 19, 2018, for a nominal purchase price. As a result of this transaction, we recognized a pretax loss of $52 million. The loss, net of income tax benefit, was $32 million.
FINANCIAL OVERVIEW
The year over year changes in service margin in 2018 and 2017 were insignificant to our consolidated results of operations.

Molina Healthcare, Inc. 2018 Form 10-K | 51

As discussed further in the Notes to Consolidated Financial Statements, Note 8, “Goodwill and Intangible Assets, Net,” in the year ended December 31, 2017, we recorded goodwill impairment losses of $162 million for Pathways, and $28 million for MMS, and intangible assets, net impairment losses of $11 million for Pathways.

LIQUIDITY AND FINANCIAL CONDITION
LIQUIDITY
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
We maintain liquidity at two levels: 1) the regulated health plan subsidiaries; and 2) the parent company. Our regulated health plan subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue a short time before we pay for the related health care services. A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments.
When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. The regulated health plan subsidiaries paid $288 million, $245 million, and $100 million in such dividends to the parent company in 2018, 2017 and 2016, respectively. Additionally, our unregulated subsidiaries paid $10 million, $41 million, and $1 million in dividends to the parent in 2018, 2017 and 2016, respectively. Conversely, the parent company contributed capital of $145 million, $370 million, and $338 million in 2018, 2017 and 2016, respectively, to our regulated health plan subsidiaries to satisfy statutory net worth requirements.
Cash, cash equivalents and investments at the parent company amounted to $170 million and $696 million as of December 31, 2018 and 2017, respectively. The decrease in 2018 was mainly attributed to cash paid to reduce the principal amount of outstanding debt, partially offset by net cash dividends received from our subsidiaries.
Investments
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
Our restricted investments are invested principally in certificates of deposit and U.S. Treasury securities; we have the ability to hold such restricted investments until maturity. All of our unrestricted investments are classified as current assets and are presented in the table below.

52

Cash Flow Activities
Our cash flows are summarized as follows:

	Year Ended December 31,
	2018	2017	2016	2017 to 2018 Change	2016 to 2017 Change
	(In millions)
Net cash (used in) provided by operating activities	$(314)	$804	$673	$(1,118)	$131
Net cash provided by (used in) investing activities	1,143	(1,062)	(206)	2,205	(856)
Net cash (used in) provided by financing activities	(1,193)	636	19	(1,829)	617
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(364)	$378	$486	$(742)	$(108)
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
2018 vs. 2017
Net cash used in operating activities was $314 million in 2018 compared with $804 million of net cash provided in 2017, a decrease in cash of $1,118 million, due to the following factors:

•
The timing effect of premium receipts and other revenues negatively impacted our cash flows from operating activities by $633 million on a year-over-year comparative basis. This impact was mainly related to the timing of premiums received at our California, Illinois, Michigan, Ohio, and Washington health plans.

•
The decline in medical claims and benefits payable, mainly resulting from reduced Marketplace membership in Florida, Utah, Washington and Wisconsin decreased cash flows from operations by $489 million.

•
Settlements with government agencies decreased our cash flows by $915 million on a year-over-year comparative basis, primarily due to payments in the third quarter of 2018, including risk transfer payments associated with our Marketplace health plans.

Molina Healthcare, Inc. 2018 Form 10-K | 53

•	The declines discussed above were partially offset by the improved operating performance in our health plans, driven mainly by lower medical care costs.
2017 vs. 2016
Net cash provided by operating activities was $804 million in 2017, compared with $673 million of net cash provided in 2016, an increase in cash of $131 million, due to the following factors:

•
The timing effect of premium receipts and other revenues, mainly in our California, Florida, Illinois, and Washington health plans, favorably impacted our cash flows from operating activities by $325 million on a year-over-year comparative basis.

•
This improvement was partially offset by: 1) a decrease in cash flows associated with the settlements with government agencies of approximately $132 million, mainly related to provisions that mandate medical cost floors or medical corridors; and 2) a decline in our operating performance.

Investing Activities
2018 vs. 2017
Net cash provided by investing activities was $1,143 million in 2018, compared with $1,062 million of net cash used in 2017, an increase in cash of $2,205 million. The year over year improvement was primarily due to higher proceeds from sales and maturities of investments, net of purchases, in 2018, largely driven by cash flow needs associated with our financing activities, as described below.
2017 vs. 2016
Net cash used in investing activities was $1,062 million in 2017, compared with $206 million of net cash used in 2016, a decrease in cash of $856 million. More cash was used in investing activities in 2017 primarily due to $768 million of increased purchases of investments as a result of the 2017 financing transactions described below, and $207 million decreased proceeds from sales and maturities of investments.
Financing Activities
2018 vs. 2017
Net cash used in financing activities was $1,193 million in 2018, compared with $636 million of net cash provided in 2017, a decrease in cash of $1,829 million, due to the following factors:

•	$300 million repayment of the Credit Facility in 2018;

•	$847 million net payments for partial repayment of the 1.125% Convertible Notes, and partial settlements of the related 1.125% Conversion Option, 1.125% Call Option and 1.125% Warrants in 2018; and

•	$64 million principal repayment of 1.625% Convertible Notes in 2018; partially offset by

•	$625 million of proceeds from the issuance of the 4.875% Notes and borrowings under the Credit Facility in 2017.
2017 vs. 2016
Cash provided by financing activities was $636 million in 2017, compared with $19 million of net cash provided in 2016, an increase in cash of $617 million. In 2017, cash inflows included $325 million for the net proceeds from our issuance of the 4.875% Notes, and borrowings under our Credit Facility, with no comparable activity in 2016.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at December 31, 2018, our working capital was $2,216 million compared with $1,954 million at December 31, 2017. At December 31, 2018, our cash and investments amounted to $4,629 million, compared with $6,000 million of cash and investments at December 31, 2017.
Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by our unregulated parent and subsidiaries. For more information, see the Liquidity discussion presented earlier in this section of the MD&A.

Molina Healthcare, Inc. 2018 Form 10-K | 54

Debt Ratings
Our 5.375% Notes and 4.875% Notes are rated “BB-” by Standard & Poor’s, and “B3” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants
Our Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios, presented below, are computed as defined by the terms of the Credit Agreement.

Credit Agreement Financial Covenants	Required Per Agreement	As of December 31, 2018

Net leverage ratio	<4.0x	1.1x
Interest coverage ratio	>3.5x	13.6x
In addition, the terms of our 4.875% Notes, 5.375% Notes and the 1.125% Convertible Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of December 31, 2018, we were in compliance with all covenants under the Credit Agreement and the indentures governing our outstanding notes.
Capital Plan Progress
In the year ended December 31, 2018, we have reduced the principal amount of our outstanding debt by $759 million.
In the fourth quarter of 2018, we repaid $62 million aggregate principal amount of our 1.125% Convertible Notes and entered into privately negotiated termination agreements to partially terminate the related 1.125% Call Option and 1.125% Warrants.
In the third quarter of 2018, we repaid $140 million aggregate principal amount of our 1.125% Convertible Notes and entered into privately negotiated termination agreements to partially terminate the related 1.125% Call Option and 1.125% Warrants. In addition, we converted the remaining $64 million aggregate principal amount of our 1.625% Convertible Notes for cash and 0.6 million shares of our common stock. We also terminated our bridge credit agreement in the third quarter of 2018.
In the second quarter of 2018, we repaid $300 million outstanding under our Credit Facility. In addition, we repaid $96 million aggregate principal amount of our 1.125% Convertible Notes, and entered into privately negotiated termination agreements to partially terminate the related 1.125% Call Option and 1.125% Warrants.
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
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. For more information on our regulatory capital requirements and dividend restrictions, refer to Notes to Consolidated Financial Statements, Note 17, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions,” and Note 20, “Condensed Financial Information of Registrant—Note C - Dividends and Capital Contributions.”
Borrowing Capacity and Debt Financing. On January 31, 2019, we entered into a Sixth Amendment to the Credit Agreement that provides for a delayed draw term loan facility in an aggregate principal amount of $600 million (the “Term Loan”), under which we may request up to ten advances, each in a minimum principal amount of $50 million,

Molina Healthcare, Inc. 2018 Form 10-K | 55

until 18 months after January 31, 2019. In addition, we have available borrowing capacity of $493 million under our Credit Facility. See further discussion in the Notes to Consolidated Financial Statements, Note 11, “Debt.”
Savings from Restructuring Plans. Our new executive team has focused on a margin recovery plan that includes identification and implementation of various profit improvement initiatives. To that end, we implemented a plan to restructure our information technology department (the “IT Restructuring Plan”) in the third quarter of 2018. As a part of that plan, on February 4, 2019, we entered into a master services agreement with Infosys Limited pursuant to which Infosys will manage certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers. We expect the IT Restructuring Plan to be completed by the end of 2019. We currently estimate that the IT Restructuring Plan will reduce annualized run-rate expenses by approximately $15 million to $20 million in the first full year, increasing up to approximately $30 million to $35 million by the end of the fifth full year. Such savings, if achieved, would reduce Other segment “General and administrative expenses” in our consolidated statements of operations.
Under the restructuring plan we implemented in 2017 (the “2017 Restructuring Plan”), we achieved savings in our Health Plans and Other segments, which have reduced both “General and administrative expenses” and “Medical care costs” reported in our consolidated statements of operations. The following table illustrates the run-rate savings realized under the 2017 Restructuring Plan:

Run-Rate Savings Realized by Reportable Segment	Health Plans	Other	Total
	(In millions)
General and administrative expenses	$60	$93	$153
Medical care costs	168	23	191
	$228	$116	$344
Further details of the restructuring plans, including costs associated with such plans, are described in the Notes to Consolidated Financial Statements, Note 15, “Restructuring and Separation Costs.”
Shelf Registration Statement. We have a shelf registration statement on file with the Securities and Exchange Commission to register an unlimited amount of any combination of debt or equity securities in one or more offerings. Specific information regarding the terms and securities being offered will be provided at the time of an offering.
Future Uses
Regulatory Capital Requirements and Dividend Restrictions. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.
1.125% Convertible Notes. The fair value of the 1.125% Convertible Notes was $732 million as of December 31, 2018, which includes both the principal amount outstanding and the fair value of the 1.125% Conversion Option. Refer to the Notes to Consolidated Financial Statements, Note 11, “Debt,” for a detailed discussion of our convertible notes, including recent transactions. The 1.125% Convertible Notes are convertible by the holders within one year of December 31, 2018, until they mature; therefore, they are reported in current portion of long-term debt. If conversion requests are received, the settlement of the notes must be paid in cash pursuant to the terms of the applicable indenture. We have sufficient available cash, combined with borrowing capacity available under our Credit Agreement (including the Term Loan described above), to fund conversions should they occur.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates. Our most significant accounting estimates relate to:

•
Medical claims and benefits payable. See discussion below, and refer to the Notes to Consolidated Financial Statements, Notes 2, “Significant Accounting Policies,” and 10, “Medical Claims and Benefits Payable” for more information.

Molina Healthcare, Inc. 2018 Form 10-K | 56

•
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

•
Goodwill and intangible assets, net. At December 31, 2018, goodwill and intangible assets, net, represented approximately 3% of total assets and 12% of total stockholders’ equity, compared with 3% and 19%, respectively, at December 31, 2017. For a comprehensive discussion of this topic, including amounts recorded in our consolidated financial statements, refer to the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies,” and Note 8, “Goodwill and Intangible Assets, Net.”

MEDICAL CARE COSTS
MEDICAL CLAIMS AND BENEFITS PAYABLE
Medical care costs are recognized in the period in which services are provided and include amounts that have been paid by us through the reporting date, as well as estimated medical claims and benefits payable for costs that have been incurred but not paid by us as of the reporting date. Medical care costs include, among other items, fee-for-service claims, pharmacy benefits, capitation payments to providers, and various other medically-related costs. We use judgment to determine the appropriate assumptions for determining the required estimates.
Under fee-for-service claims arrangements, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Pharmacy benefits represent payments for members' prescription drug costs, net of rebates from drug manufacturers. We estimate pharmacy rebates earned based on historical and current utilization of prescription drugs and contract terms. Capitation payments represent monthly contractual fees paid to physicians and other providers on a per-member, per-month basis, who are responsible for providing medical care to members, which could include medical or ancillary costs like dental, vision and other supplemental health benefits. Such capitation costs are fixed in advance of the periods covered and are not subject to significant accounting estimates. Due to insolvency or other circumstances, such providers may be unable to pay claims they have incurred with third parties in connection with referral services provided to our members. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Based on our current assessment, such losses have not been and are not expected to be significant. Other medical care costs include all medically-related administrative costs, certain provider incentive costs, provider claims, and other health care expenses. See further discussion of provider claims in Notes to Consolidated Financial Statements, Note 17, “Commitments and Contingencies.” Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses. Salary and benefit costs are a substantial portion of these expenses. Additionally, we include an estimate for the cost of settling claims incurred through the reporting date in our medical claims and benefits payable liability.
The following table provides the details of our medical claims and benefits payable as of the dates indicated.

	December 31,
	2018	2017	2016
	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$1,562	$1,717	$1,352
Pharmacy payable	115	112	112
Capitation payable	52	67	37
Other	232	296	428
	$1,961	$2,192	$1,929
_____________________

(1)
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various state agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of operations. As of December 31, 2018, 2017, and 2016, we recorded non-risk provider payables relating to such intermediary arrangements of approximately $107 million, $122 million and $225 million, respectively.

Molina Healthcare, Inc. 2018 Form 10-K | 57

The determination of our liability for fee-for-service claims incurred but not paid (“IBNP”) is particularly important to the determination of our financial position and results of operations in any given period and requires the application of a significant degree of judgment by our management.
As a result, the determination of IBNP is subject to an inherent degree of uncertainty. Our IBNP claims reserve represents our best estimate of the total amount we will ultimately pay with respect to claims incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on several factors.
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
For the fourth month of service prior to the reporting date and earlier, we estimate our outstanding claims liability based on actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns.
The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2018 that would result if we change our completion factors for the fourth through the twelfth months preceding December 31, 2018, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in millions.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$554
(4)%	369
(2)%	185
2%	(185)
4%	(369)
6%	(554)
For the three months of service immediately prior to the reporting date, actual claims paid are a less reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on a blend of estimated completion factors and trended PMPM cost estimates. The PMPM costs estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, pharmacy utilization and other relevant factors.
The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2018 that would result if we alter our trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in millions.

Molina Healthcare, Inc. 2018 Form 10-K | 58

(Decrease) Increase in Trended Per Member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(185)
(4)%	(124)
(2)%	(62)
2%	62
4%	124
6%	185
The following per-share amounts are based on a combined federal and state statutory tax rate of 22%, and 67 million diluted shares outstanding for the year ended December 31, 2018. Assuming a hypothetical 1% change in completion factors from those used in our calculation of IBNP at December 31, 2018, net income for the year ended December 31, 2018 would increase or decrease by approximately $72 million, or $1.08 per diluted share. Assuming a hypothetical 1% change in PMPM cost estimates from those used in our calculation of IBNP at December 31, 2018, net income for the year ended December 31, 2018 would increase or decrease by approximately $24 million, or $0.36 per diluted share. The corresponding figures for a 5% change in completion factors and PMPM cost estimates would be $360 million, or $5.41 per diluted share, and $121 million, or $1.81 per diluted share, respectively.
It is important to note that any change in the estimate of either completion factors or trended PMPM costs would usually be accompanied by a change in the estimate of the other component, and that a change in one component would almost always compound rather than offset the resulting distortion to net income. When completion factors are overestimated, trended PMPM costs tend to be underestimated. Both circumstances will create an overstatement of net income. Likewise, when completion factors are underestimated, trended PMPM costs tend to be overestimated, creating an understatement of net income. In other words, changes in estimates involving both completion factors and trended PMPM costs will usually act to drive estimates of claims liabilities and medical care costs in the same direction. If completion factors were overestimated by 1%, resulting in an overstatement of net income by approximately $72 million, it is likely that trended PMPM costs would be underestimated, resulting in an additional overstatement of net income.
After we have established our base IBNP reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, once again using actuarial techniques, to account for adverse development in our claim payments for which the base actuarial model is not intended to and does not account. We refer to this additional liability as the provision for adverse claims development. The provision for adverse claims development is a component of our overall determination of the adequacy of our IBNP, and averages between 8% to 10% of IBNP. It is intended to capture the potential inadequacy of our IBNP estimate as a result of our inability to adequately assess the impact of factors such as changes in the speed of claims receipt and payment, the relative magnitude or severity of claims, known outbreaks of disease such as influenza, our entry into new geographical markets, our provision of services to new populations such as the aged, blind or disabled, changes to state-controlled fee schedules upon which a large proportion of our provider payments are based, modifications and upgrades to our claims processing systems and practices, and increasing medical costs. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNP after considering the base actuarial model reserves and the provision for adverse claims development.
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
The use of a consistent methodology (including a consistent provision for adverse claims development) in estimating our liability for medical claims and benefits payable minimizes the degree to which the estimate of that liability at the close of one period may materially differ compared to our actual experience and affect consolidated

Molina Healthcare, Inc. 2018 Form 10-K | 59

results of operations in subsequent periods. In particular, the use of a consistent methodology should result in the replenishment of reserves during any given period in a manner that generally offsets the benefit of favorable prior period development in that period. Facts and circumstances unique to the estimation process at any single date, however, may still lead to a material impact on consolidated results of operations in subsequent periods. For example, any absence of adverse claims development (as well as the expensing through general and administrative expense of the costs to settle claims held at the start of the period) will lead to the recognition of a benefit from prior period claims development in the period subsequent to the date of the original estimate, to the extent that replenishment of reserves is not equal to the benefit recognized due to the absence of adverse development. Conversely, in the presence of adverse claims development, the financial impact of recording claims expense in the current period that is related to dates of service in the prior period will be compounded by the need to replenish the provision for adverse development.
The development of our IBNP estimate is a continuous process that we monitor and update monthly as additional claims payment information becomes available. As additional information becomes known to us, we adjust our actuarial model accordingly. Any adjustments, if appropriate, are reflected in the period known. While we believe our current estimates are adequate, we have in the past been required to increase significantly our claims reserves for periods previously reported and may be required to do so again in the future. Any significant increases to prior period claim reserves would materially decrease reported earnings for the period in which the adjustment is made.
There are many related factors working in conjunction with one another that determine the accuracy of our estimates, some of which are qualitative in nature rather than quantitative. Therefore, we are seldom able to quantify the impact that any single factor has on a change in estimate. Given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
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
Refer to the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies,” and Note 10, “Medical Claims and Benefits Payable,” for additional information regarding the specific factors used to determine our changes in estimates of IBNP, as well as a table presenting the components of the change in our medical claims and benefits payable, for all periods presented in the accompanying consolidated financial statements.
CONTRACTUAL OBLIGATIONS
In the table below, we present our contractual obligations as of December 31, 2018. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.
Additionally, we have a variety of other contractual agreements related to acquiring services used in our operations. However, we believe these other agreements do not contain material non-cancelable commitments.

Molina Healthcare, Inc. 2018 Form 10-K | 60

	Total (1)	2019	2020-2021	2022-2023	2024 and after
	(In millions)
Medical claims and benefits payable	$1,961	$1,961	$—	$—	$—
Principal amount of debt (2)	1,282	—	252	700	330
Amounts due government agencies	967	967	—	—	—
Lease financing obligations	411	19	39	42	311
Interest on long-term debt	253	57	108	65	23
Operating leases	147	46	58	28	15
Purchase commitments	8	5	3	—	—
	$5,029	$3,055	$460	$835	$679
_______________________________

(1)
As of December 31, 2018, we have recorded approximately $20 million of unrecognized tax benefits. The table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. For further information, refer to Notes to Consolidated Financial Statements, Note 13, “Income Taxes.”

(2)	Represents the principal amounts due on our 1.125% Convertible Notes due 2020, 5.375% Notes due 2022, and our 4.875% Notes due 2025.
Commitments and Contingencies. We are not a party to off-balance sheet financing arrangements, except for operating leases which are disclosed in the Notes to Consolidated Financial Statements, Note 17, “Commitments and Contingencies.”

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2018, the fair value of our fixed income investments would decrease by approximately $14 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to the Notes to Consolidated Financial Statements, Note 4, “Fair Value Measurements,” Note 5, “Investments,” and Note 9, “Restricted Investments.”

Molina Healthcare, Inc. 2018 Form 10-K | 61

Borrowings under our Credit Agreement, including both the Credit Facility and the Term Loan, bear interest based, at our election, on a base rate or other defined rate, plus in each case the applicable margin. As of December 31, 2018, no amounts were outstanding under the Credit Facility. See Notes to Consolidated Financial Statements, Note 11, “Debt,” for more information.

Molina Healthcare, Inc. 2018 Form 10-K | 62

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Molina Healthcare, Inc. 2018 Form 10-K | 63

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per-share data)
Revenue:
Premium revenue	$17,612	$18,854	$16,445
Service revenue	407	521	539
Premium tax revenue	417	438	468
Health insurer fees reimbursed	329	—	292
Investment income and other revenue	125	70	38
Total revenue	18,890	19,883	17,782
Operating expenses:
Medical care costs	15,137	17,073	14,774
Cost of service revenue	364	492	485
General and administrative expenses	1,333	1,594	1,393
Premium tax expenses	417	438	468
Health insurer fees	348	—	217
Depreciation and amortization	99	137	139
Restructuring and separation costs	46	234	—
Impairment losses	—	470	—
Total operating expenses	17,744	20,438	17,476
Loss on sales of subsidiaries, net of gain	(15)	—	—
Operating income (loss)	1,131	(555)	306
Other expenses, net:
Interest expense	115	118	101
Other expenses (income), net	17	(61)	—
Total other expenses, net	132	57	101
Income (loss) before income tax expense (benefit)	999	(612)	205
Income tax expense (benefit)	292	(100)	153
Net income (loss)	$707	$(512)	$52

Net income (loss) per share:
Basic	$11.57	$(9.07)	$0.93
Diluted	$10.61	$(9.07)	$0.92

Weighted average shares outstanding:
Basic	61	56	55
Diluted	67	56	56

See accompanying notes.

Molina Healthcare, Inc. 2018 Form 10-K | 64

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net income (loss)	$707	$(512)	$52
Other comprehensive (loss) income:
Unrealized investment (loss) gain	(3)	(5)	3
Less: effect of income taxes	(1)	(2)	1
Other comprehensive (loss) income, net of tax	(2)	(3)	2
Comprehensive income (loss)	$705	$(515)	$54

See accompanying notes.

Molina Healthcare, Inc. 2018 Form 10-K | 65

MOLINA HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,826	$3,186
Investments	1,681	2,524
Restricted investments	—	169
Receivables	1,330	871
Prepaid expenses and other current assets	149	239
Derivative asset	476	522
Total current assets	6,462	7,511
Property, equipment, and capitalized software, net	241	342
Goodwill and intangible assets, net	190	255
Restricted investments	120	119
Deferred income taxes	117	103
Other assets	24	141
	$7,154	$8,471
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,961	$2,192
Amounts due government agencies	967	1,542
Accounts payable and accrued liabilities	390	366
Deferred revenue	211	282
Current portion of long-term debt	241	653
Derivative liability	476	522
Total current liabilities	4,246	5,557
Long-term debt	1,020	1,318
Lease financing obligations	197	198
Other long-term liabilities	44	61
Total liabilities	5,507	7,134
Stockholders’ equity:
Common stock, $0.001 par value per share; 150 million shares authorized; outstanding: 62 million shares at December 31, 2018 and 60 million shares at December 31, 2017	—	—
Preferred stock, $0.001 par value per share; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	643	1,044
Accumulated other comprehensive loss	(8)	(5)
Retained earnings	1,012	298
Total stockholders’ equity	1,647	1,337
	$7,154	$8,471

See accompanying notes.

Molina Healthcare, Inc. 2018 Form 10-K | 66

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
Balance at January 1, 2016	56	$—	$803	$(4)	$758	$1,557
Net income	—	—	—	—	52	52
Other comprehensive income, net	—	—	—	2	—	2
Share-based compensation	1	—	36	—	—	36
Tax benefit from share-based compensation	—	—	2	—	—	2
Balance at December 31, 2016	57	—	841	(2)	810	1,649
Net loss	—	—	—	—	(512)	(512)
Exchange of 1.625% Convertible Notes	3	—	161	—	—	161
Other comprehensive loss, net	—	—	—	(3)	—	(3)
Share-based compensation	—	—	42	—	—	42
Balance at December 31, 2017	60	—	1,044	(5)	298	1,337
Net income	—	—	—	—	707	707
Adoption of Topic 606	—	—	—	—	6	6
Adoption of ASU 2018-02	—	—	—	(1)	1	—
Partial termination of 1.125% Warrants	—	—	(550)	—	—	(550)
Exchange of 1.625% Convertible Notes	2	—	108	—	—	108
Conversion of 1.625% Convertible Notes	—	—	4	—	—	4
Other comprehensive loss, net	—	—	—	(2)	—	(2)
Share-based compensation	—	—	37	—	—	37
Balance at December 31, 2018	62	$—	$643	$(8)	$1,012	$1,647

See accompanying notes.

Molina Healthcare, Inc. 2018 Form 10-K | 67

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Operating activities:
Net income (loss)	$707	$(512)	$52
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	127	178	182
Deferred income taxes	(6)	(94)	22
Share-based compensation	27	46	26
Non-cash restructuring charges	17	60	—
Amortization of convertible senior notes and lease financing obligations	22	32	31
Loss on sales of subsidiaries, net of gain	15	—	—
Loss on debt extinguishment	22	14	—
Impairment losses	—	470	—
Other, net	4	21	16
Changes in operating assets and liabilities:
Receivables	(530)	103	(348)
Prepaid expenses and other current assets	6	(56)	(69)
Medical claims and benefits payable	(226)	263	226
Amounts due government agencies	(574)	341	473
Accounts payable and accrued liabilities	45	(12)	(4)
Deferred revenue	(21)	(34)	92
Income taxes	51	(16)	(26)
Net cash (used in) provided by operating activities	(314)	804	673
Investing activities:
Purchases of investments	(1,444)	(2,697)	(1,929)
Proceeds from sales and maturities of investments	2,445	1,759	1,966
Purchases of property, equipment and capitalized software	(30)	(86)	(176)
Net cash received from sale of subsidiaries	190	—	—
Net cash paid in business combinations	—	—	(48)
Other, net	(18)	(38)	(19)
Net cash provided by (used in) investing activities	1,143	(1,062)	(206)
Financing activities:
Repayment of credit facility	(300)	—	—
Repayment of principal amount of 1.125% Convertible Notes	(298)	—	—
Cash paid for partial settlement of 1.125% Conversion Option	(623)	—	—
Cash received for partial settlement of 1.125% Call Option	623	—	—
Cash paid for partial termination of 1.125% Warrants	(549)	—	—
Repayment of principal amount of 1.625% Convertible Notes	(64)	—	—
Proceeds from senior notes offerings, net of issuance costs	—	325	—
Proceeds from borrowings under credit facility	—	300	—
Other, net	18	11	19
Net cash (used in) provided by financing activities	(1,193)	636	19
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(364)	378	486
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	3,290	2,912	2,426
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$2,926	$3,290	$2,912

See accompanying notes.

Molina Healthcare, Inc. 2018 Form 10-K | 68

MOLINA HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2018	2017	2016
	(In millions)

Supplemental cash flow information:

Cash paid during the period for:
Income taxes	$240	$7	$153
Interest	$93	$78	$66

Schedule of non-cash investing and financing activities:

1.625% Convertible Notes exchange transaction:
Common stock issued in exchange for 1.625% Convertible Notes	$131	$193	$—
Component of 1.625% Convertible Notes allocated to additional paid-in capital, net of income taxes	(23)	(32)	—
Net increase to additional paid-in capital	$108	$161	$—

Common stock used for stock-based compensation	$(6)	$(22)	$(8)

Details of sales of subsidiaries:
Decrease in carrying amount of assets	$(327)	$—	$—
Decrease in carrying amount of liabilities	85	—	—
Transaction costs	(15)	—	—
Cash received from buyers	242	—	—
Loss on sale of subsidiaries, net of gain	$(15)	$—	$—

Details of business combinations:
Fair value of assets acquired	$—	$—	$(186)
Fair value of liabilities assumed	—	—	28
Payable to seller	—	—	8
Amounts advanced for acquisitions	—	—	102
Net cash paid in business combinations	$—	$—	$(48)

Details of change in fair value of derivatives, net:
Gain (loss) on 1.125% Call Option	$577	$255	$(107)
(Loss) gain on 1.125% Conversion Option	(577)	(255)	107
Change in fair value of derivatives, net	$—	$—	$—

See accompanying notes.

Molina Healthcare, Inc. 2018 Form 10-K | 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides managed health care services under the Medicaid and Medicare programs and through the state insurance marketplaces (the “Marketplace”). We currently have two reportable segments: our Health Plans segment and our Other segment. We manage the vast majority of our operations through our Health Plans segment. Our Other segment includes the historical results of the Pathways behavioral health subsidiary, which we sold in the fourth quarter of 2018, and certain corporate amounts not allocated to the Health Plans segment. Effective in the fourth quarter of 2018, we reclassified the historical results relating to our Molina Medicaid Solutions (“MMS”) segment, which we sold in the third quarter of 2018, to the Other segment. Previously, results for MMS were reported in a stand-alone segment.
We operate health plans in 14 states and the Commonwealth of Puerto Rico. As of December 31, 2018, these health plans served approximately 3.8 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals. This membership includes Affordable Care Act Marketplace members, most of whom receive government premium subsidies. The health plans are operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (“HMO”).
Our state Medicaid contracts generally have terms of three to five years. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Such contracts are subject to risk of loss in states that issue requests for proposal (“RFP”) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may not be renewed.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled; and regions or service areas.
Recent Developments – Health Plans Segment
Mississippi Health Plan. Our Mississippi health plan commenced operations on October 1, 2018 and served approximately 26,000 Medicaid members as of December 31, 2018. In December 2018, our Mississippi health plan was awarded a contract by the Mississippi Division of Medicaid for the Children’s Health Insurance Program (“CHIP”). Services under the new three-year contract were initially set to begin July 1, 2019; however, the start date is now pending the outcome of a protest of the contract awards.
Puerto Rico Health Plan. In July 2018, our Puerto Rico health plan was selected by the Puerto Rico Health Insurance Administration to be one of the organizations to administer the Commonwealth’s new Medicaid Managed Care contract. As of December 31, 2018, we served approximately 252,000 members under the new contract, which represents a reduction in membership compared with 320,000 members served as of September 30, 2018. The new contract commenced on November 1, 2018 and has a three-year term with an optional one year extension. The Puerto Rico health plan’s premium revenue amounted to $696 million in the year ended December 31, 2018.
Florida Health Plan. In June 2018, our Florida health plan was awarded comprehensive Medicaid Managed Care contracts by the Florida Agency for Health Care Administration in Regions 8 and 11 of the Florida Statewide Medicaid Managed Care Invitation to Negotiate. Under the new contracts, effective January 1, 2019, we serve approximately 98,000 Medicaid members in those regions, which represented premium revenue of approximately $462 million in the year ended December 31, 2018. As of December 31, 2018, we served a total of 272,000 Medicaid members in Florida, which represented premium revenue of approximately $1,479 million in the year ended December 31, 2018.
Washington Health Plan. In May 2018, our Washington health plan was selected by the Washington State Health Care Authority to enter into a managed care contract for the eight remaining regions of the state’s Apple Health Integrated Managed Care program, in addition to the two regions previously awarded to us. As of December 31, 2018, we served approximately 751,000 Medicaid members in Washington, which represented premium revenue of approximately $2,035 million in the year ended December 31, 2018.
New Mexico Health Plan. In January 2018, we were notified by the New Mexico Medicaid agency that we had not been selected for a tentative award of a 2019 Medicaid contract. A hearing was held on our judicial protest on

Molina Healthcare, Inc. 2018 Form 10-K | 70

October 17, 2018, and our protest was rejected. We filed an appeal with the New Mexico Court of Appeals on January 28, 2019. We are continuing to manage the business in run-off until the determination of these further appeals or our decision not to pursue our appeal rights. As of December 31, 2018, we served approximately 196,000 Medicaid members in New Mexico, and Medicaid premium revenue amounted to $1,181 million in the year ended December 31, 2018. Our New Mexico health plan continues to serve Medicare and Marketplace members, but, effective January 1, 2019, no longer has Medicaid members.
Recent Developments – Other
Molina Medicaid Solutions. We closed on the sale of Molina Medicaid Solutions (“MMS”) to DXC Technology Company on September 30, 2018. The net cash selling price for the equity interests of MMS was $233 million. As a result of this transaction, we recognized a pretax gain, net of transaction costs, of $37 million. The gain, net of income tax expense, was $28 million.
Pathways. We closed on the sale of our Pathways behavioral health subsidiary to Pyramid Health Holdings, LLC on October 19, 2018, for a nominal purchase price. As a result of this transaction, we recognized a pretax loss of $52 million. The loss, net of income tax benefit, was $32 million.
Presentation and Reclassification
We have reclassified certain amounts in the 2017 and 2016 consolidated statements of cash flows to conform to the 2018 presentation, relating to the presentation of restricted cash and cash equivalents. The reclassification is a result of our adoption of Accounting Standards Update (“ASU”) 2016-18, Restricted Cash effective January 1, 2018. See Note 2, “Significant Accounting Policies,” for further information, including the amount reclassified.
We have combined certain line items in the accompanying consolidated balance sheets. For all periods presented, we have combined the presentation of:

•	Income taxes refundable with “Prepaid expenses and other current assets;”

•	Income taxes payable with “Accounts payable and accrued liabilities;” and

•	Goodwill, and intangible assets, net to a single line.
Consolidation
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. As of December 31, 2018, we were no longer a party to any variable interest entities following the termination of certain agreements earlier in the year and in the fourth quarter of 2018. Such variable interest entities were insignificant. All significant inter-company balances and transactions have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for periods subsequent to their acquisition. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the periods presented have been included; such adjustments consist of normal recurring adjustments.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include:

•	The determination of medical claims and benefits payable of our Health Plans segment;

•	Health plans’ contractual provisions that may limit revenue recognition based upon the costs incurred or the profits realized under a specific contract;

•	Health plans’ quality incentives that allow us to recognize incremental revenue if certain quality standards are met;

•	Settlements under risk or savings sharing programs;

•	The assessment of long-lived and intangible assets, and goodwill, for impairment;

•	The determination of reserves for potential absorption of claims unpaid by insolvent providers;

•	The determination of reserves for the outcome of litigation;

•	The determination of valuation allowances for deferred tax assets; and

•	The determination of unrecognized tax benefits.

Molina Healthcare, Inc. 2018 Form 10-K | 71

2. Significant Accounting Policies
Certain of our significant accounting policies are discussed within the note to which they specifically relate.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term, highly liquid investments that are both readily convertible into known amounts of cash and have a maturity of three months or less on the date of purchase. The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows. The restricted cash and cash equivalents presented below are included in “Restricted investments” in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash and cash equivalents	$2,826	$3,186	$2,819
Restricted cash and cash equivalents, non-current	100	95	93
Restricted cash and cash equivalents, current	—	9	—
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$2,926	$3,290	$2,912
Investments
Our investments are principally held in debt securities, which are grouped into two separate categories for accounting and reporting purposes: available-for-sale securities, and held-to-maturity securities. Available-for-sale securities are recorded at fair value and unrealized gains and losses, if any, are recorded in stockholders’ equity as other comprehensive income, net of applicable income taxes. Held-to-maturity securities are recorded at amortized cost, which approximates fair value, and unrealized holding gains or losses are not generally recognized. Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income (loss). The cost of securities sold is determined using the specific-identification method.
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
In general, our available-for-sale securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. We monitor our investments for other-than-temporary impairment. For comprehensive discussions of the fair value and classification of our investments, see Note 4, “Fair Value Measurements,” Note 5, “Investments,” and Note 9, “Restricted Investments.”
Long-Lived Assets, including Intangible Assets
Long-lived assets consist primarily of property, equipment, capitalized software (see Note 7, “Property, Equipment, and Capitalized Software, Net”), and intangible assets resulting from acquisitions. Finite-lived, separately-identified intangible assets acquired in business combinations are assets that represent future expected benefits but lack physical substance (such as purchased contract rights and provider contracts). Intangible assets are initially recorded at fair value and are then amortized on a straight-line basis over their expected useful lives, generally between five and 15 years.
Our intangible assets are subject to impairment tests when events or circumstances indicate that a finite-lived intangible asset’s (or asset group’s) carrying value may not be recoverable. Consideration is given to a number of potential impairment indicators, including the ability of our health plan subsidiaries to obtain the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed. Following the identification of any potential impairment indicators, to determine whether an impairment exists, we would compare the carrying amount of a finite-lived intangible asset with the greater of the undiscounted cash flows that are expected to result from the use of the asset or related group of assets, or its value under the asset liquidation method. If it is determined that the carrying amount of the asset is not recoverable, the amount by which the carrying value exceeds the estimated fair value is recorded as an impairment. Refer to Note 8, “Goodwill and Intangible Assets, Net”, for further details.

Molina Healthcare, Inc. 2018 Form 10-K | 72

Goodwill and Business Combinations
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Such events or circumstances may include experienced or expected operating cash-flow deterioration or losses, significant losses of membership, loss of state funding, loss of state contracts, and other factors. Goodwill is impaired if the carrying amount of the reporting unit exceeds its estimated fair value. This excess is recorded as an impairment loss and adjusted if necessary for the impact of tax-deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit. Our reporting units consist of our individual health plans.
During the fourth quarter of 2018, we changed the date of our annual impairment testing of goodwill from December 31 to October 1. When testing goodwill for impairment, we may first assess qualitative factors, such as industry and market factors, cost factors, and changes in overall performance, to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. If our qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, we perform the quantitative assessment.
We may also elect to bypass the qualitative assessment and proceed directly to the quantitative assessment. The dynamic economic and political environments in which we operate may necessitate the performance of a quantitative test to prove that goodwill is not impaired. If performing a quantitative assessment, we generally estimate the fair values of our reporting units by applying the income approach, using discounted cash flows. For the annual impairment test, the base year in the reporting units’ discounted cash flows is derived from the annual financial budgeting cycle, for which the planning process commences in the fourth quarter of the year. When computing discounted cash flows, we make assumptions about a wide variety of internal and external factors, and consider what the reporting unit’s selling price would be in an orderly transaction between market participants at the measurement date. Significant assumptions include financial projections of free cash flow (including significant assumptions about membership, premium rates, health care and operating cost trends, contract renewal and the procurement of new contracts, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods, and discount rates. When determining the discount rate, we consider the overall level of inherent risk of the reporting unit, and the expected rate an outside investor would expect to earn. As part of a quantitative assessment, we may also apply the asset liquidation method to estimate the fair value of individual reporting units, which is computed as total assets minus total liabilities, excluding intangible assets and deferred taxes. Finally, we apply a market approach to reconcile the value of our reporting units to our consolidated market value. Under the market approach, we consider publicly traded comparable company information to determine revenue and earnings multiples which are used to estimate our reporting units’ fair values. The assumptions used are consistent with those used in our long-range business plan and annual planning process. However, if these assumptions differ from actual results, the outcome of our goodwill impairment tests could be adversely affected.
Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the final determination of the values of assets acquired or liabilities assumed, or one year after the date of acquisition, whichever comes first, any subsequent adjustments are recorded within our consolidated statements of operations. Refer to Note 8, “Goodwill and Intangible Assets, Net”, for further details.
Revenue Recognition
We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018, using the modified retrospective approach. The insurance contracts of our Health Plans segment are excluded from the scope of Topic 606 because the recognition of revenue under these contracts is dictated by other accounting standards governing insurance contracts. The cumulative effect of initially applying the guidance, relating entirely to the contracts of our recently divested MMS subsidiary, resulted in an immaterial impact to beginning retained earnings as of January 1, 2018. Such impact is presented in the accompanying consolidated statement of stockholders’ equity.
Premium Revenue
Premium revenue is generated from our Health Plans segment contracts, including agreements with other managed care organizations for which we operate as a subcontractor. Premium revenue is generally received based on per

Molina Healthcare, Inc. 2018 Form 10-K | 73

member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive health care services, and premiums collected in advance are deferred. The state Medicaid programs and the federal Medicare program periodically adjust premiums. Additionally, many of our contracts contain provisions that may adjust or limit revenue or profit, as described below. Consequently, we recognize premium revenue as it is earned under such provisions.
The following table summarizes premium revenue by geography for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
California	$2,150	12.2%	$2,701	14.3%	$2,378	14.4%
Florida	1,790	10.2	2,568	13.6	1,938	11.8
Illinois	793	4.5	593	3.1	603	3.7
Michigan	1,601	9.1	1,596	8.5	1,527	9.3
New Mexico	1,356	7.7	1,368	7.3	1,305	7.9
Ohio	2,388	13.6	2,216	11.8	1,967	12.0
Puerto Rico	696	3.9	732	3.9	726	4.4
South Carolina	495	2.8	445	2.4	378	2.3
Texas	3,244	18.4	2,813	14.9	2,461	15.0
Washington	2,361	13.4	2,608	13.8	2,222	13.5
Other (1)	738	4.2	1,214	6.4	940	5.7
	$17,612	100.0%	$18,854	100.0%	$16,445	100.0%
_______________________

(1)	“Other” includes the Idaho, Mississippi, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.
Certain components of premium revenue are subject to accounting estimates and fall into the following categories:
Contractual Provisions That May Adjust or Limit Revenue or Profit
Medicaid Program
Medical Cost Floors (Minimums), and Medical Cost Corridors. A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $103 million and $135 million at December 31, 2018 and December 31, 2017, respectively, to amounts due government agencies. Approximately $87 million and $96 million of the liability accrued at December 31, 2018 and December 31, 2017, respectively, relates to our participation in Medicaid Expansion programs.
In the third and fourth quarters of 2018, we recognized adjustments of $57 million and $24 million, respectively, mainly related to the retroactive reinstatement of the Medicaid Expansion risk corridor requirement by the California Department of Health Care Services, mainly for the state fiscal years ended June 2017 and 2018. The risk corridor provision mandates a minimum loss ratio (“MLR”) of 85% and a maximum MLR of 95%. The total impact of these adjustments resulted in a reduction to premium revenue totaling approximately $81 million in the year ended December 31, 2018.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Receivables relating to such provisions were insignificant at December 31, 2018 and December 31, 2017.
Profit Sharing and Profit Ceiling. Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Liabilities for profits in excess of the amount we are allowed to retain under these provisions were insignificant at December 31, 2018 and December 31, 2017.

Molina Healthcare, Inc. 2018 Form 10-K | 74

Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, rather than in the months of service to which the retroactive adjustment applies.
Medicare Program
Risk Adjusted Premiums: Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. Consolidated balance sheet amounts related to anticipated Medicare risk adjusted premiums and Medicare Part D settlements were insignificant at December 31, 2018 and December 31, 2017.
Minimum MLR: Additionally, federal regulations have established a minimum annual medical loss ratio (Minimum MLR) of 85% for Medicare. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of operations. Aggregate balance sheet amounts related to the Medicare Minimum MLR were insignificant at December 31, 2018 and December 31, 2017.
Marketplace Program
Risk adjustment: Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score, and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score. We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of operations. As of December 31, 2018, and December 31, 2017, the Marketplace risk adjustment payable amounted to $466 million and $917 million, respectively.
Minimum MLR: The ACA has established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of operations. Aggregate balance sheet amounts related to the Marketplace Minimum MLR were insignificant at December 31, 2018 and December 31, 2017.
Quality Incentives
At many of our health plans, revenue ranging from approximately 1% to 3% of certain health plan premiums is earned only if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of December 31, 2018 are not known, we have no reason to believe that the adjustments to prior periods noted below are not indicative of the potential future changes in our estimates as of December 31, 2018.

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Maximum available quality incentive premium - current period	$182	$150	$147

Amount of quality incentive premium revenue recognized in current period:
Earned current period	$133	$97	$104
Earned prior periods	31	10	47
Total	$164	$107	$151

Quality incentive premium revenue recognized as a percentage of total premium revenue	0.9%	0.6%	0.9%

Molina Healthcare, Inc. 2018 Form 10-K | 75

A summary of the categories of amounts due government agencies is as follows:

	December 31,
	2018	2017
	(In millions)
Medicaid program:
Medical cost floors and corridors	$103	$135
Other amounts due to states	81	71
Marketplace program:
Risk adjustment	466	917
Cost sharing reduction	183	275
Other	134	144
	$967	$1,542
Medical Care Costs and Medical Claims and Benefits Payable
Medical care costs are recognized in the period in which services are provided and include amounts that have been paid by us through the reporting date, as well as estimated medical claims and benefits payable for costs that have been incurred but not paid by us as of the reporting date. Medical care costs include, among other items, fee-for-service claims, pharmacy benefits, capitation payments to providers, and various other medically-related costs. We use judgment to determine the appropriate assumptions for determining the required estimates.
Under fee-for-service claims arrangements, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Pharmacy benefits represent payments for members' prescription drug costs, net of rebates from drug manufacturers. We estimate pharmacy rebates earned based on historical and current utilization of prescription drugs and contract terms. Capitation payments represent monthly contractual fees paid to physicians and other providers on a per-member, per-month basis, who are responsible for providing medical care to members, which could include medical or ancillary costs like dental, vision and other supplemental health benefits. Such capitation costs are fixed in advance of the periods covered and are not subject to significant accounting estimates. Due to insolvency or other circumstances, such providers may be unable to pay claims they have incurred with third parties in connection with referral services provided to our members. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Based on our current assessment, such losses have not been and are not expected to be significant. Other medical care costs include all medically-related administrative costs, certain provider incentive costs, provider claims, and other health care expenses. See further discussion of provider claims in Note 17, “Commitments and Contingencies.” Medically related administrative costs include, for example, expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses. Salary and benefit costs are a substantial portion of these expenses. Additionally, we include an estimate for the cost of settling claims incurred through the reporting date in our medical claims and benefits payable liability.
The following table provides the details of our consolidated medical care costs for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
	Amount	PMPM	% of Total	Amount	PMPM	% of Total	Amount	PMPM	% of Total
	(In millions, except PMPM amounts)
Fee-for-service	$11,278	$232.15	74.5%	$12,682	$229.63	74.3%	$10,993	$217.84	74.4%
Pharmacy	2,138	44.01	14.1	2,563	46.40	15.0	2,213	43.84	15.0
Capitation	1,184	24.38	7.8	1,360	24.63	8.0	1,218	24.13	8.2
Other	537	11.05	3.6	468	8.48	2.7	350	6.94	2.4
Total	$15,137	$311.59	100.0%	$17,073	$309.14	100.0%	$14,774	$292.75	100.0%
The determination of our liability for fee-for-service claims incurred but not paid (“IBNP”) is particularly important to the determination of our financial position and results of operations in any given period and requires the application of a significant degree of judgment by our management.

Molina Healthcare, Inc. 2018 Form 10-K | 76

As a result, the determination of IBNP is subject to an inherent degree of uncertainty. Our IBNP claims reserve represents our best estimate of the total amount we will ultimately pay with respect to claims incurred as of the balance sheet date. We estimate our IBNP monthly using actuarial methods based on several factors. The factors we consider when estimating our IBNP include, without limitation:

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
For the fourth month of service prior to the reporting date and earlier, we estimate our outstanding claims liability based on actual claims paid, adjusted for estimated completion factors. Completion factors seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns.
For the three months of service immediately prior to the reporting date, actual claims paid are a less reliable measure of our ultimate liability, given the inherent delay between the patient/physician encounter and the actual submission of a claim for payment. For these months of service, we estimate our claims liability based on a blend of estimated completion factors and trended PMPM cost estimates. The PMPM costs estimates are designed to reflect recent trends in payments and expense, utilization patterns, authorized services, pharmacy utilization and other relevant factors.
After we have established our base IBNP reserve through the application of completion factors and trended PMPM cost estimates, we then compute an additional liability, once again using actuarial techniques, to account for adverse development in our claim payments for which the base actuarial model is not intended to and does not account. We refer to this additional liability as the provision for adverse claims development. The provision for adverse claims development is a component of our overall determination of the adequacy of our IBNP, and averages between 8% to 10% of IBNP. It is intended to capture the potential inadequacy of our IBNP estimate as a result of our inability to adequately assess the impact of factors such as changes in the speed of claims receipt and payment, the relative magnitude or severity of claims, known outbreaks of disease such as influenza, our entry into new geographical markets, our provision of services to new populations such as the aged, blind or disabled, changes to state-controlled fee schedules upon which a large proportion of our provider payments are based, modifications and upgrades to our claims processing systems and practices, and increasing medical costs. Because of the complexity of our business, the number of states in which we operate, and the need to account for different health care benefit packages among those states, we make an overall assessment of IBNP after considering the base actuarial model reserves and the provision for adverse claims development.
The development of our IBNP estimate is a continuous process that we monitor and update monthly as additional claims payment information becomes available. As additional information becomes known to us, we adjust our actuarial model accordingly. Any adjustments, if appropriate, are reflected in the period known. While we believe our current estimates are adequate, we have in the past been required to increase significantly our claims reserves for periods previously reported and may be required to do so again in the future. Any significant increases to prior period claim reserves would materially decrease reported earnings for the period in which the adjustment is made.
There are many related factors working in conjunction with one another that determine the accuracy of our estimates, some of which are qualitative in nature rather than quantitative. Therefore, we are seldom able to quantify the impact that any single factor has on a change in estimate. Given the variability inherent in the reserving

Molina Healthcare, Inc. 2018 Form 10-K | 77

process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
We limit our risk of catastrophic losses by maintaining high deductible reinsurance coverage. Such reinsurance coverage does not relieve us of our primary obligation to our policyholders. We report reinsurance premiums as a reduction to premium revenue, while related reinsurance recoveries are reported as a reduction to medical care costs. Reinsurance premiums amounted to $16 million, $20 million and $30 million for the years ended December 31, 2018, 2017, and 2016, respectively. Reinsurance recoveries amounted to $33 million, $24 million and $65 million for the years ended December 31, 2018, 2017, and 2016, respectively. Reinsurance recoverable of $31 million, $16 million, and $61 million, as of December 31, 2018, 2017, and 2016, respectively, is included in “Receivables” in the accompanying consolidated balance sheets.
Marketplace Cost Share Reduction (“CSR”)
In the year ended December 31, 2018, we recognized a benefit of approximately $81 million in reduced medical care costs related to 2017 dates of service, as a result of the federal government’s confirmation that the reconciliation of 2017 Marketplace CSR subsidies would be performed on an annual basis. In the fourth quarter of 2017, we had assumed a nine-month reconciliation of this item pending confirmation of the time period to which the 2017 reconciliation would be applied.
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our medical care policies to identify groups of contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future premiums and investment income, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of December 31, 2018 and 2017.
Taxes Based on Premiums
Health Insurer Fee (“HIF”). The federal government under the ACA imposes an annual fee, or excise tax, on health insurers for each calendar year. The HIF is based on a company’s share of the industry’s net premiums written during the preceding calendar year and is non-deductible for income tax purposes. We recognize expense for the HIF over the year on a straight-line basis. Within our Medicaid program, we must secure additional reimbursement from our state partners for this added cost. We recognize the related revenue when we have obtained a contractual commitment or payment from a state to reimburse us for the HIF, and such HIF revenue is recognized ratably throughout the year. The Consolidated Appropriations Act of 2016 provided for a HIF moratorium in 2017. Therefore, there were no health insurer fees reimbursed, nor health insurer fees incurred, in 2017.
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

Molina Healthcare, Inc. 2018 Form 10-K | 78

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
Recent Accounting Pronouncements Adopted
Revenue Recognition (Topic 606). See discussion above, in “Revenue Recognition.”
Comprehensive Income. In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”), which was enacted on December 22, 2017. ASU 2018-02 is effective beginning January 1, 2019; we early adopted this ASU effective January 1, 2018. The effect of applying the guidance resulted in an immaterial impact to beginning retained earnings, as presented in the accompanying consolidated statements of stockholders’ equity.
Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires us to include in our consolidated statements of cash flows the changes in the balances of cash, cash equivalents, restricted cash and restricted cash equivalents. We adopted ASU 2016-18 on January 1, 2018. We have applied the guidance retrospectively to all periods presented. Such retrospective adoption resulted in a $104 million and $93 million reclassification of restricted cash and cash equivalents from “Investing activities,” to the beginning and ending balances of cash and cash equivalents in our consolidated statements of cash flows for the years ended December 31, 2017 and 2016, respectively. There was no impact to our consolidated statements of operations, balance sheets, or stockholders’ equity. The reconciliation of cash and cash equivalents to cash, cash equivalents, and restricted cash and cash equivalents is presented at the beginning of this note.
Recent Accounting Pronouncements Not Yet Adopted
Software Licenses. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective beginning January 1, 2020 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption; early adoption is permitted. We are evaluating the effect of this guidance.
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 is effective beginning January 1, 2020 and must be adopted as a cumulative effect adjustment to retained earnings; early adoption is permitted. We are in the early stages of evaluating the effect of this guidance.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as modified by:

•	ASU 2017-03, Transition and Open Effective Date Information;

•	ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842;

•	ASU 2018-10, Codification Improvements to Topic 842, Leases; and

•	ASU 2018-11, Leases (Topic 842): Targeted Improvements.

Molina Healthcare, Inc. 2018 Form 10-K | 79

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
Under Topic 842, we will record right-of-use assets and liabilities relating primarily to leases of office space for administrative and health plan operations. Specifically, on January 1, 2019, we expect to record operating lease right-of-use assets of approximately $80 million to $90 million, and operating lease liabilities of approximately $90 million to $100 million. In addition, in connection with the transition provisions relating to failed sale-leaseback transactions, we expect to record finance lease right-of-use assets of approximately $230 million to $240 million; record finance lease liabilities of approximately $230 million to $240 million; reduce property, equipment, and capitalized software net, by approximately $75 million to $95 million; reduce lease financing obligations by approximately $195 million to $205 million; and record an increase of approximately $80 million to $100 million to opening retained earnings.

3. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2018	2017	2016
	(In millions, except net income (loss) per share)
Numerator:
Net income (loss)	$707	$(512)	$52
Denominator:
Shares outstanding at the beginning of the period	59.3	55.8	55.1
Weighted-average number of shares issued:
Exchange of 1.625% Convertible Notes (1)	1.4	0.1	—
Conversion of 1.625% Convertible Notes (1)	0.2	—	—
Stock-based compensation	0.2	0.5	0.3
Denominator for basic net income (loss) per share	61.1	56.4	55.4
Effect of dilutive securities:
1.125% Warrants (1)	4.8	—	0.5
1.625% Convertible Notes (1)	0.4	—	—
Stock-based compensation	0.3	—	0.3
Denominator for diluted net income (loss) per share	66.6	56.4	56.2

Net income (loss) per share: (2)
Basic	$11.57	$(9.07)	$0.93
Diluted	$10.61	$(9.07)	$0.92

Potentially dilutive common shares excluded from calculations: (1)
1.125% Warrants (1)	—	1.9	—
1.625% Convertible Notes (1)	—	0.4	—
Stock-based compensation	—	0.3	—
_______________________________

Molina Healthcare, Inc. 2018 Form 10-K | 80

(1)
For more information regarding the 1.625% Convertible Notes, refer to Note 11, “Debt.” For more information and definitions regarding the 1.125% Warrants, refer to Note 14, “Stockholders' Equity.” The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income (loss) per share because to do so would have been anti-dilutive.

(2)	Source data for calculations in thousands.

4. Fair Value Measurements
We consider the carrying amounts of current assets and current liabilities (not including derivatives and the current portion of long-term debt) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to a three-tier fair value hierarchy as follows:
Level 1 — Observable Inputs. Level 1 financial instruments are actively traded and therefore the fair value for these securities is based on quoted market prices for identical securities in active markets.
Level 2 — Directly or Indirectly Observable Inputs. Fair value for these investments is determined using a market approach based on quoted prices for similar securities in active markets or quoted prices for identical securities in inactive markets.
Level 3 — Unobservable Inputs. Level 3 financial instruments are valued using unobservable inputs that represent management’s best estimate of what market participants would use in pricing the financial instrument at the measurement date. Our Level 3 financial instruments consist primarily of derivative financial instruments.
The derivatives include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability. These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of December 31, 2018, included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. As described further in Note 12, “Derivatives,” the 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values offset, with minimal impact to the consolidated statements of operations. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the years ended December 31, 2018, and 2017.
Our financial instruments measured at fair value on a recurring basis at December 31, 2018, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,123	$—	$1,123	$—
U.S. Treasury notes	181	—	181	—
Government-sponsored enterprise securities (GSEs)	163	—	163	—
Municipal securities	114	—	114	—
Asset-backed securities	82	—	82	—
Certificates of deposit	14	—	14	—
Other	4	—	4	—
Subtotal - current investments	1,681	—	1,681	—
1.125% Call Option derivative asset	476	—	—	476
Total assets	$2,157	$—	$1,681	$476

1.125% Conversion Option derivative liability	$476	$—	$—	$476
Total liabilities	$476	$—	$—	$476

Molina Healthcare, Inc. 2018 Form 10-K | 81

Our financial instruments measured at fair value on a recurring basis at December 31, 2017, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,588	$—	$1,588	$—
U.S. Treasury notes	388	—	388	—
GSEs	253	—	253	—
Municipal securities	141	—	141	—
Asset-backed securities	117	—	117	—
Certificates of deposit	37	—	37	—
Subtotal - current investments	2,524	—	2,524	—
Corporate debt securities	101	—	101	—
U.S. Treasury notes	68	—	68	—
Subtotal - current restricted investments	169	—	169	—
1.125% Call Option derivative asset	522	—	—	522
Total assets	$3,215	$—	$2,693	$522

1.125% Conversion Option derivative liability	$522	$—	$—	$522
Total liabilities	$522	$—	$—	$522
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our senior notes are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	December 31, 2018		December 31, 2017
	Carrying	Fair Value	Carrying	Fair Value
	Amount		Amount
	(In millions)
5.375% Notes	$694	$674	$692	$730
4.875% Notes	326	301	325	329
1.125% Convertible Notes (1),(2)	240	732	496	1,052
Credit Facility (2)	—	—	300	300
1.625% Convertible Notes (2)	—	—	157	220
	$1,260	$1,707	$1,970	$2,631
_______________________________

(1)
The fair value of the 1.125% Conversion Option derivative liability (the embedded cash conversion option), which is included in the fair value amounts presented above, amounted to $476 million and $522 million as of December 31, 2018 and 2017, respectively. See further discussion at Note 11, “Debt,” and Note 12, “Derivatives.”

(2)	For more information on debt repayments in the year ended December 31, 2018, refer to Note 11, “Debt.”

5. Investments
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

Molina Healthcare, Inc. 2018 Form 10-K | 82

	December 31, 2018
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In millions)
Corporate debt securities	$1,131	$—	$8	$1,123
U.S. Treasury notes	181	—	—	181
GSEs	164	—	1	163
Municipal securities	115	—	1	114
Asset-backed securities	83	—	1	82
Certificates of deposit	14	—	—	14
Other	4	—	—	4
Total current investments	$1,692	$—	$11	$1,681

	December 31, 2017
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(In millions)
Corporate debt securities	$1,591	$1	$4	$1,588
U.S. Treasury notes	389	—	1	388
GSEs	255	—	2	253
Municipal securities	142	—	1	141
Asset-backed securities	117	—	—	117
Certificates of deposit	37	—	—	37
Subtotal - current investments	2,531	1	8	2,524
Corporate debt securities	101	—	—	101
U.S. Treasury notes	68	—	—	68
Subtotal - current restricted investments	169	—	—	169
	$2,700	$1	$8	$2,693
The contractual maturities of our current investments as of December 31, 2018 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$1,000	$997
Due after one year through five years	692	684
	$1,692	$1,681
As discussed further in Note 11, “Debt,” the 4.875% Notes’ indenture required us to hold a portion of the net proceeds from their issuance in a segregated account to be used to settle the conversion of the 1.625% Convertible Notes. Prior to September 30, 2018, this account was reported as a current asset, entitled “Restricted investments,” in the accompanying consolidated balance sheets. Because this account was used to settle the conversion of the 1.625% Convertible Notes in the third quarter of 2018, current restricted investments, as of December 31, 2018, was reduced to zero.
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the years ended December 31, 2018, 2017 and 2016 were insignificant.
We have determined that unrealized losses at December 31, 2018 and 2017 are temporary in nature, because the change in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.

Molina Healthcare, Inc. 2018 Form 10-K | 83

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2018.

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$509	$3	285	$412	$5	298
GSEs	—	—	—	127	1	76
Municipal securities	—	—	—	87	1	90
Asset backed securities	—	—	—	68	1	52
	$509	$3	285	$694	$8	516
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

6. Receivables
Receivables consist primarily of amounts due from government agencies, which may be subject to potential retroactive adjustments. Because all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for doubtful accounts is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.

	December 31,
	2018	2017
	(In millions)
Premiums and other receivables	855	695
Pharmacy administrative services receivables	179	—
Pharmacy rebate receivables	155	154
Health insurer fee reimbursement receivables	141	22
	$1,330	$871

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

Molina Healthcare, Inc. 2018 Form 10-K | 84

Leasehold improvements are amortized over the term of the lease, or over their useful lives from five to 10 years, whichever is shorter. Buildings are depreciated over their estimated useful lives of 31.5 to 40 years.
A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2018	2017
	(In millions)
Capitalized software	$373	$417
Furniture and equipment	231	289
Building and improvements	154	161
Land	16	16
Total cost	774	883
Less: accumulated amortization - capitalized software	(320)	(308)
Less: accumulated depreciation and amortization - building and improvements, furniture and equipment	(213)	(233)
Total accumulated depreciation and amortization	(533)	(541)
Property, equipment, and capitalized software, net	$241	$342
The following table presents all depreciation and amortization recognized in our consolidated statements of operations, whether the item appears as depreciation and amortization, or as cost of service revenue.

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Recorded in depreciation and amortization:
Amortization of capitalized software	$42	$64	$62
Depreciation of property and equipment	36	42	45
Amortization of intangible assets	21	31	32
Subtotal	99	137	139
Recorded in cost of service revenue:
Amortization of capitalized software	19	28	22
Amortization of deferred contract costs	9	13	21
Subtotal	28	41	43
Total depreciation and amortization recognized	$127	$178	$182

8. Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amounts of goodwill, by segment, for the year ended December 31, 2018. The 2017 goodwill impairment losses were reported as “Impairment losses” in the accompanying consolidated statements of operations. See Note 18, “Segments,” for a discussion of the change in our reportable segments in 2018.

Molina Healthcare, Inc. 2018 Form 10-K | 85

	Health Plans	Other	Total
	(In millions)
Historical goodwill, gross	$445	$233	$678
Accumulated impairment losses at December 31, 2017	(302)	(190)	(492)
Balance, December 31, 2017	143	43	186
Sale of subsidiary	—	(43)	(43)
Balance, December 31, 2018	$143	$—	$143

Accumulated impairment losses at December 31, 2018	$302	$190	$492
Impairment Analysis Results
2018. We performed a qualitative goodwill assessment of our reporting units, which resulted in no goodwill impairment losses in the year ended December 31, 2018.
2017 – Health Plans Segment. We performed quantitative goodwill assessments using the discounted cash flows and asset liquidation methods, which resulted in Health Plans segment goodwill impairment losses of $244 million in the year ended December 31, 2017, primarily due to the following:

•	Medicaid contract terminations announced in early 2018 at our Florida and New Mexico health plans; and

•	Future cash flow projections insufficient to produce an estimated fair value in excess of the Illinois health plan’s carrying amount.
2017 – Other Segment. Our recently divested Molina Medicaid Solutions and Pathways businesses are reported in the Other segment. The quantitative goodwill assessments of these reporting units, using the discounted cash flows method, resulted in goodwill impairment losses of $190 million in the year ended December 31, 2017, primarily due to the following:

•	Management’s conclusion that Molina Medicaid Solutions would provide fewer future benefits for its support of the Health Plans segment; and

•	Management’s conclusion that Pathways would not provide future benefits relating to the integration of its operations with the Health Plans segment to the extent previously expected.
2016. We performed a quantitative goodwill assessment of our reporting units using the discounted cash flows method, which resulted in no impairment losses in the year ended December 31, 2016.
Intangible Assets, Net
The following table provides the details of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Carrying Amount
	(In millions)
Intangible assets:
Contract rights and licenses	$201	$162	$39
Provider networks	20	12	8
Balance at December 31, 2018	$221	$174	$47
Intangible assets:
Contract rights and licenses	$201	$141	$60
Provider networks	20	11	9
Balance at December 31, 2017	$221	$152	$69
Based on the balances of our identifiable intangible assets as of December 31, 2018, we estimate that our intangible asset amortization will be approximately $18 million in 2019, $14 million in 2020, $5 million in 2021, and $3 million in 2022 and 2023. For a presentation of our intangible assets by reportable segment, refer to Note 18, “Segments.”

Molina Healthcare, Inc. 2018 Form 10-K | 86

Impairment Analysis Results
2018. No impairment charges relating to intangible assets were recorded in the year ended December 31, 2018. See Note 15, “Restructuring and Separation Costs,” for a description of certain long-lived assets written off in 2018, in connection with our 2017 Restructuring Plan.
2017 – Health Plans Segment. As a result of the impairment indicators described above for the Florida and New Mexico reporting units of the Health Plans segment in 2017, we performed undiscounted cash flows analyses of the reporting units, which resulted in Health Plans segment intangible asset impairment losses of $25 million in the year ended December 31, 2017.
2017 – Other Segment. As a result of management’s conclusion that Pathways would not provide future benefits relating to the integration of its operations with the Health Plans segment to the extent previously expected, we computed an undiscounted cash flows analysis of reporting units, which resulted in Other segment intangible asset impairment losses of $11 million.
2016. No significant impairment charges relating to long-lived assets, including intangible assets, were recorded in the year ended December 31, 2016.

9. Restricted Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by government authorities primarily in certificates of deposit and U.S. Treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. The use of these funds is limited as required by regulation in the various states in which we operate, or as needed in the event of insolvency of capitated providers. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets. We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. The following table presents the balances of restricted investments:

	December 31,
	2018	2017
	(In millions)
Florida	$32	$31
New Mexico	43	43
Ohio	12	12
Puerto Rico	10	10
Other	23	23
Total Health Plans segment	$120	$119
The contractual maturities of our held-to-maturity restricted investments, which are carried at amortized cost, which approximates fair value, as of December 31, 2018 are summarized below.

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$105	$105
Due after one year through five years	15	15
	$120	$120

10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated.

Molina Healthcare, Inc. 2018 Form 10-K | 87

	December 31,
	2018	2017	2016
	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$1,562	$1,717	$1,352
Pharmacy payable	115	112	112
Capitation payable	52	67	37
Other	232	296	428
	$1,961	$2,192	$1,929
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of operations. Non-risk provider payables amounted to $107 million, $122 million and $225 million, as of December 31, 2018, 2017, and 2016, respectively.
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The amounts presented for “Components of medical care costs related to: Prior periods” represent the amount by which our original estimate of medical claims and benefits payable at the beginning of the period were (more) less than the actual amount of the liability based on information (principally the payment of claims) developed since that liability was first reported.

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Medical claims and benefits payable, beginning balance	$2,192	$1,929	$1,685
Components of medical care costs related to:
Current period	15,478	17,037	14,966
Prior periods (1)	(341)	36	(192)
Total medical care costs	15,137	17,073	14,774

Change in non-risk provider payables	13	(106)	58

Payments for medical care costs related to:
Current period	13,671	15,130	13,304
Prior periods	1,710	1,574	1,284
Total paid	15,381	16,704	14,588
Medical claims and benefits payable, ending balance	$1,961	$2,192	$1,929
________________

(1)	Includes the 2018 benefit of the 2017 Marketplace CSR reimbursement of $81 million.
The following tables provide information about incurred and paid claims development as of December 31, 2018, as well as cumulative claims frequency and the total of incurred but not paid claims liabilities. The cumulative claim frequency is measured by claim event, and includes claims covered under capitated arrangements.

Incurred Claims and Allocated Claims Adjustment Expenses				Total IBNP	Cumulative number of reported claims
Benefit Year	2016	2017	2018

	(Unaudited)	(Unaudited)
	(In millions)
2016	$15,064	$15,093	$15,057	$18	105
2017		17,037	16,728	57	119
2018			15,478	1,477	105
			$47,263	$1,552

Molina Healthcare, Inc. 2018 Form 10-K | 88

Cumulative Paid Claims and Allocated Claims Adjustment Expenses
Benefit Year	2016	2017	2018

	(Unaudited)	(Unaudited)
	(In millions)
2016	$13,403	$14,952	$15,039
2017		15,130	16,752
2018			13,671
			$45,462

The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for medical claims and benefits payable.

2018
(In millions)
Incurred claims and allocated claims adjustment expenses	$47,263
Less: cumulative paid clams and allocated claims adjustment expenses	(45,462)
All outstanding liabilities before 2016	10
Non-risk provider payables and other	150
Medical claims and benefits payable	$1,961
Our estimates of medical claims and benefits payable recorded at December 31, 2017, 2016 and 2015 developed favorably (unfavorably) by approximately $341 million, $(36) million and $192 million in 2018, 2017 and 2016, respectively.
The favorable prior year development recognized in 2018 includes a benefit of approximately $81 million in reduced medical care costs relating to Marketplace CSR subsidies for 2017 dates of service. The remainder of the favorable prior period development was primarily due to lower than expected utilization of medical services by our Medicaid and Marketplace members and improved operating performance. The differences between our original estimates in 2017 and the ultimate costs in 2018 were not discernable until additional information was provided to us in 2018 and the effect became clearer over time as claim payments were processed.
The unfavorable prior year development in 2017 was primarily due to higher than expected costs for settling certain claims with certain providers in states where we had recently commenced operations, such as in Illinois and Puerto Rico, or had instituted significant changes due to provider contract changes, such as in Florida and New Mexico. The differences between our original estimates in 2016 and the ultimate costs in 2017 were not discernable until additional information was provided to us in 2017 and the effect became clearer over time as claim payments were processed.
The favorable prior year development we recognized in 2016 was primarily due to reprocessing a significant number of claims in 2016 for provider submission of claims that were not compliant with new diagnostic coding requirements instituted in late 2015; several high-dollar claims at our New Mexico health plan that were settled for amounts lower than we initially estimated; recoveries on certain outpatient facility claims at our Washington health plan; and lower than expected claims costs for Medicaid Expansion members that were new to our California health plan in 2015. The differences between our original estimates in 2015 and the ultimate costs in 2016 were not discernable until additional information was provided to us in 2016 and the effect became clearer over time as claim payments were processed.

Molina Healthcare, Inc. 2018 Form 10-K | 89

11. Debt
As of December 31, 2018, contractual maturities of debt for the years ending December 31 were as follows. All amounts represent the principal amounts of the debt instruments outstanding.

	Total	2019	2020	2021	2022	2023	Thereafter

	(In millions)
5.375% Notes	$700	$—	$—	$—	$700	$—	$—
4.875% Notes	330	—	—	—	—	—	330
1.125% Convertible Notes	252	—	252	—	—	—	—
	$1,282	$—	$252	$—	$700	$—	$330
All of our debt is held at the parent which is reported, for segment purposes, in “Other.” The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets:

	December 31,
	2018	2017
	(In millions)
Current portion of long-term debt:
1.125% Convertible Notes, net of unamortized discount	$241	$499
1.625% Convertible Notes, net of unamortized discount	—	157
Lease financing obligations	1	1
Debt issuance costs	(1)	(4)
	241	653
Non-current portion of long-term debt:
5.375% Notes	700	700
4.875% Notes	330	330
Credit Facility	—	300
Debt issuance costs	(10)	(12)
	1,020	1,318
Lease financing obligations	197	198
	$1,458	$2,169
Interest cost recognized relating to our convertible senior notes, the 1.125% Convertible Notes and the 1.625% Convertible Notes, was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Contractual interest at coupon rate	$6	$11	$11
Amortization of the discount	21	32	30
	$27	$43	$41
Credit Agreement
In January 2017, we entered into an amended Credit Agreement, which provides for an unsecured $500 million revolving credit facility (the “Credit Facility”). The Credit Facility has a term of five years and all amounts outstanding (other than the Term Loan, as described below) will be due and payable on January 31, 2022. In May 2018, we repaid the $300 million outstanding borrowings under the Credit Facility. As of December 31, 2018, no amounts were outstanding under the Credit Facility, and outstanding letters of credit amounting to $7 million reduced our remaining borrowing capacity under the Credit Facility to $493 million.
Borrowings under our Credit Agreement, including both the Credit Facility and the Term Loan, bear interest based, at our election, on a base rate or other defined rate, plus in each case the applicable margin. In addition to interest

Molina Healthcare, Inc. 2018 Form 10-K | 90

payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, we are required to pay a quarterly commitment fee.
Subsequent Event
On January 31, 2019, we entered into a Sixth Amendment to the Credit Agreement that provides for the following:

•
A delayed draw term loan facility in an aggregate principal amount of $600 million (the “Term Loan”), under which we may request up to ten advances, each in a minimum principal amount of $50 million, until 18 months after January 31, 2019 (“Delayed Draw Commitment Period”). The Term Loan will amortize in quarterly installments, commencing on the last day of the first fiscal quarter after the Delayed Draw Commitment Period, equal to the principal amount of the Term Loan outstanding on the last day of the Delayed Draw Commitment Period multiplied by an amortization payment percentage ranging from 1.25% to 2.50% (depending on the applicable fiscal quarter) for each fiscal quarter. We will pay a delayed draw ticking fee in an amount equal to 37.5 basis points (0.375%) per annum of the undrawn amount of the Term Loan commencing on January 31, 2019, and continuing until the last day of the Delayed Draw Commitment Period, payable quarterly. All amounts outstanding under the Term Loan will be due and payable on January 31, 2024;

•	Addition of definitions for various terms that apply to the Term Loan; and

•	Various other amendments relating to the administration of the Credit Agreement.
In addition, effective as of January 31, 2019, Molina Pathways, LLC was automatically and unconditionally released as a guarantor under the Credit Agreement. As a result, as of January 31, 2019, no guarantors were parties to the Credit Agreement.
The Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. As of December 31, 2018, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
5.375% Notes due 2022
We have $700 million aggregate principal amount of senior notes (the “5.375% Notes”) outstanding as of December 31, 2018, which are due November 15, 2022, unless earlier redeemed. Interest on the 5.375% Notes is payable semiannually in arrears on May 15 and November 15. As noted above, effective January 31, 2019, none of our subsidiaries is a guarantor of the 5.375% Notes.
The 5.375% Notes are senior unsecured obligations of Molina and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina. The 5.375% Notes contain customary non-financial covenants and change in control provisions.
4.875% Notes due 2025
We have $330 million aggregate principal amount of senior notes (the “4.875% Notes”) outstanding as of December 31, 2018, which are due June 15, 2025, unless earlier redeemed. Interest on the 4.875% Notes is payable semiannually in arrears on June 15 and December 15. As noted above, effective January 31, 2019, none of our subsidiaries is a guarantor of the 4.875% Notes.
The 4.875% Notes are senior unsecured obligations of Molina, respectively, and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina. The 4.875% Notes contain customary non-financial covenants and change of control provisions.
1.125% Cash Convertible Senior Notes due 2020
In the second, third and fourth quarters of 2018, we entered into privately negotiated note purchase agreements with certain holders of our outstanding 1.125% cash convertible senior notes due January 15, 2020 (the “1.125% Convertible Notes”). In each case, the difference between the principal amount extinguished and our cash payments primarily represented the settlement of the 1.125% Convertible Notes’ embedded cash conversion option feature at fair value (which is a derivative liability we refer to as the 1.125% Conversion Option). Activity during the year was as follows:

•	In the fourth quarter of 2018, we repaid $62 million aggregate principal amount of the 1.125% Convertible Notes, plus accrued interest, for a total cash payment of $202 million.

•	In the third quarter of 2018, we repaid $140 million aggregate principal amount of the 1.125% Convertible Notes, plus accrued interest, for a total cash payment of $483 million.

•	In the second quarter of 2018, we repaid $96 million aggregate principal amount of the 1.125% Convertible Notes, plus accrued interest, for a total cash payment of $228 million.

Molina Healthcare, Inc. 2018 Form 10-K | 91

In the year ended December 31, 2018, we have recorded an aggregate net loss on debt extinguishment of $12 million for the 1.125% Convertible Notes purchases, primarily relating to the acceleration of the debt discount. This loss is reported in “Other expenses (income), net” in the accompanying consolidated statements of operations. No common shares were issued in connection with these transactions.
In connection with each of the 1.125% Convertible Notes purchases, we also entered into privately negotiated termination agreements with each of the counterparties in 2018, to partially terminate the Call Spread Overlay, defined and further discussed in Notes 12, “Derivatives,” and 14, “Stockholders' Equity.” The net cash proceeds from the Call Spread Overlay partial termination transactions partially offset the cash paid to settle the 1.125% Convertible Notes.
Following the transactions described above, we have $252 million aggregate principal amount of 1.125% Convertible Notes outstanding at December 31, 2018. Interest is payable semiannually in arrears on January 15 and July 15. The 1.125% Convertible Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 1.125% Convertible Notes; equal in right of payment to any of our unsecured indebtedness that is not subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of our subsidiaries.
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

•
During the five business day period immediately after any five consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of 1.125% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•	Upon the occurrence of specified corporate events; or

•	At any time on or after July 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date.
The 1.125% Convertible Notes are convertible by the holders within one year of December 31, 2018, until they mature; therefore, they are reported in current portion of long-term debt.
Concurrent with the issuance of the 1.125% Convertible Notes, the 1.125% Conversion Option was separated from the 1.125% Convertible Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the 1.125% Conversion Option settles or expires. This initial liability simultaneously reduced the carrying value of the 1.125% Convertible Notes’ principal amount (effectively an original issuance discount), which is amortized to the principal amount through the recognition of non-cash interest expense over the expected life of the debt. The effective interest rate approximating what we would have incurred had nonconvertible debt with otherwise similar terms been issued is approximately 6%. As of December 31, 2018, the 1.125% Convertible Notes have a remaining amortization period of one year, and their ‘if-converted’ value exceeded their principal amount by approximately $581 million and $406 million as of December 31, 2018 and 2017, respectively.
1.625% Convertible Senior Notes due 2044
Conversion. On July 11, 2018, we announced notice of our election to redeem the remaining $64 million aggregate principal amount of the 1.625% convertible senior notes due 2044 (the “1.625% Convertible Notes”) on August 20, 2018 (the “Redemption Date”), pursuant to the terms of the indenture. Also pursuant to the indenture, the 1.625% Convertible Notes were convertible until August 17, 2018, at a conversion rate of 17.2157 shares of our common stock per $1,000 principal amount equal to the settlement amount (as defined in the related indenture), or approximately $58.09 per share of our common stock. At December 31, 2017, the equity component of the 1.625% Convertible Notes, including the impact of deferred taxes, was $12 million.

Molina Healthcare, Inc. 2018 Form 10-K | 92

Through August 17, 2018, we received conversion notices from substantially all of the remaining holders of the 1.625% Convertible Notes outstanding. Under the conversions, we paid cash for the remaining $64 million aggregate principal amount and delivered 0.6 million shares of our common stock to the converting holders on the settlement dates in September 2018.
Exchange. In March 2018, we entered into separate, privately negotiated, synthetic exchange agreements with certain holders of our outstanding 1.625% Convertible Notes, under which we exchanged $97 million aggregate principal amount and accrued interest for 1.8 million shares of our common stock. We recorded a loss on debt extinguishment, including transaction fees, of $10 million, primarily relating to the inducement premium paid to the bondholders, which is recorded in “Other expenses (income), net” in the accompanying consolidated statements of operations. We did not receive any proceeds from the transaction.
In December 2017, we entered into separate, privately negotiated, synthetic exchange agreements with certain holders of our outstanding 1.625% Convertible Notes, under which we exchanged $141 million aggregate principal amount and accrued interest for 2.6 million shares of our common stock. We recorded a loss on debt extinguishment, including transaction fees, of $14 million, primarily relating to the inducement premium paid to the bondholders, which is recorded in “Other expenses (income), net” in the accompanying consolidated statements of operations. We did not receive any proceeds from the transaction.
Cross-Default Provisions
The indentures governing the 4.875% Notes, the 5.375% Notes and the 1.125% Convertible Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
Bridge Credit Agreement
In January 2018, we entered into a bridge credit agreement with several banks, which was subsequently terminated in August 2018.
Lease Financing Obligations
Molina Center and Ohio Exchange. In 2013, we entered into a sale-leaseback transaction for the Molina Center and our Ohio health plan office building located in Columbus, Ohio, also known as the Ohio Exchange. Based on certain lease terms, we retained continuing involvement with these leased properties. Rent increases 3% per year through the initial term, which expires in 2038. The lease provides for six five-year renewal options, with renewal rent to be the higher of the 3% annual escalator or the then-fair market value.
6th and Pine. Also in 2013, we entered into a construction and lease transaction for two office buildings in Long Beach, California (“6th and Pine”). Due to our participation in the construction project, we retained continuing involvement in the properties. Rent increases 3.4% per year through the initial term, which expires in 2029. The lease provides for two five-year renewal options, with renewal rent to be determined based on the then-fair market value.
Because of our continuing involvement in the leasing transactions, as noted above, the sale of these properties did not qualify for sales recognition and we remain the owner of the properties under these leases for accounting purposes as of December 31, 2018. The assets are therefore included in our consolidated balance sheets, and are depreciated over their remaining useful lives. The lease financing obligations are amortized over the initial lease terms, such that there will be no gain or loss recorded if the leases are not extended beyond their expiration dates. Payments under the leases adjust the lease financing obligations, and the imputed interest is recorded to interest expense in our consolidated statements of operations. Aggregate interest expense under these leases amounted to $17 million in each of the years ended December 31, 2018, 2017 and 2016. For information regarding the future minimum lease obligations, refer to Note 17, “Commitments and Contingencies” and Note 2, “Significant Accounting Policies,” Recent Accounting Pronouncements Not Yet Adopted, Leases.

Molina Healthcare, Inc. 2018 Form 10-K | 93

12. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

		December 31,
	Balance Sheet Location	2018	2017
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$476	$522

Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$476	$522
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
1.125% Convertible Notes Call Spread Overlay. Concurrent with the issuance of the 1.125% Convertible Notes in 2013, we entered into privately negotiated hedge transactions (collectively, the “1.125% Call Option”) and warrant transactions (collectively, the “1.125% Warrants”), with certain of the initial purchasers of the 1.125% Convertible Notes (the “Counterparties”). We refer to these transactions collectively as the Call Spread Overlay. Under the Call Spread Overlay, the cost of the 1.125% Call Option we purchased to cover the cash outlay upon conversion of the 1.125% Convertible Notes was reduced by proceeds from the sale of the 1.125% Warrants. Assuming full performance by the Counterparties (and 1.125% Warrants strike prices in excess of the conversion price of the 1.125% Convertible Notes), these transactions are intended to offset cash payments in excess of the principal amount of the 1.125% Convertible Notes due upon any conversion of such notes.
In the second, third and fourth quarters of 2018, in connection with the 1.125% Convertible Notes purchases (described in Note 11, “Debt”), we entered into privately negotiated termination agreements with each of the Counterparties to partially terminate the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Convertible Notes purchased.

•
In the fourth quarter of 2018, this resulted in our receipt of $146 million for the settlement of the 1.125% Call Option (which is a derivative asset), and the payment of $130 million for the partial termination of the 1.125% Warrants, for an aggregate net cash receipt of $16 million from the Counterparties.

•
In the third quarter of 2018, this resulted in our receipt of $343 million for the settlement of the 1.125% Call Option, and the payment of $306 million for the partial termination of the 1.125% Warrants, for an aggregate net cash receipt of $37 million from the Counterparties.

•
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
As of December 31, 2018, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Convertible Notes may be converted within twelve months of December 31, 2018, as described in Note 11, “Debt.”

Molina Healthcare, Inc. 2018 Form 10-K | 94

13. Income Taxes
Income tax expense (benefit) is determined using an estimated annual effective tax rate, which generally differs from the U.S. federal statutory rate primarily because of state taxes, nondeductible expenses such as the HIF, goodwill impairment, certain compensation, and other general and administrative expenses. The effective tax rate was not impacted by the HIF in 2017, given the 2017 HIF moratorium. The effective tax rate may be subject to fluctuations during the year, particularly as a result of the level of pretax earnings, and also as new information is obtained. Such information may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pretax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or the reversal of the recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating loss and tax credit carryovers.
The TCJA, in part, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. TCJA’s change in the federal rate required that we revalue deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. We applied the guidance in SEC Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the TCJA in 2017 and throughout 2018.
As of December 31, 2017, we recorded a provisional amount of $54 million for the revaluation of deferred tax assets and liabilities because we had not yet completed our accounting for all of the enactment-date income tax effects of the TJCA under ASC 740, Income Taxes. Upon further analysis of certain aspects of the TCJA and refinement of our calculations in the year ended December 31, 2018, we reduced this provisional amount by $4 million, which is included as a component of income tax expense in the accompanying consolidated statement of operations. As of December 31, 2018, the accounting for all of the enactment-date income tax effects of the TCJA is complete.
Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Current:
Federal	$272	$(9)	$134
State	18	3	3
Foreign	8	—	(6)
Total current	298	(6)	131
Deferred:
Federal	(3)	(85)	19
State	(3)	(9)	2
Foreign	—	—	1
Total deferred	(6)	(94)	22
Income tax expense (benefit)	$292	$(100)	$153

Molina Healthcare, Inc. 2018 Form 10-K | 95

A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory federal tax (benefit) rate	21.0%	(35.0)%	35.0%
State income provision (benefit), net of federal	1.2	(0.7)	1.6
Nondeductible health insurer fee (“HIF”)	7.3	—	37.0
Nondeductible compensation	0.7	2.8	3.1
Nondeductible goodwill impairment	—	6.6	—
Worthless stock deduction	(1.0)	—	—
Revaluation of net deferred tax assets	(0.4)	8.8	—
Change in purchase agreement that increased tax basis in assets	—	—	(2.2)
Other	0.4	1.1	0.3
Effective tax (benefit) rate	29.2%	(16.4)%	74.8%
Our effective tax rate is based on expected income (loss), statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state, or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions, and compliance with federal, state, foreign, and local tax laws.
Deferred tax assets and liabilities are classified as non-current. Significant components of our deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(In millions)
Accrued expenses	$32	$15
Reserve liabilities	7	11
Other accrued medical costs	12	16
Net operating losses	16	27
Fixed assets and intangibles	30	23
Unearned premiums	9	19
Lease financing obligation	30	30
Tax credit carryover	12	15
Other	3	3
Valuation allowance	(28)	(41)
Total deferred income tax assets, net of valuation allowance	123	118
Prepaid expenses	(6)	(6)
Basis in debt	—	(9)
Total deferred income tax liabilities	(6)	(15)
Net deferred income tax asset	$117	$103

At December 31, 2018, we had state net operating loss carryforwards of $332 million, which begin expiring in 2027.
At December 31, 2018, we had California research and development and enterprise zone tax credit carryovers of $14 million, which will begin to expire in 2024.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2018, $28 million of deferred tax assets did not satisfy the recognition criteria. Therefore, we decreased our valuation allowance by $13 million, from $41 million at December 31, 2017, to $28 million as of December 31, 2018.
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

Molina Healthcare, Inc. 2018 Form 10-K | 96

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
The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Gross unrecognized tax benefits at beginning of period	$(13)	$(11)	$(9)
Increases in tax positions for current year	(9)	(1)	(1)
Increases in tax positions for prior years	—	(4)	(1)
Decreases in tax positions for prior years	—	3	—
Lapse in statute of limitations	2	—	—
Gross unrecognized tax benefits at end of period	$(20)	$(13)	$(11)
The total amount of unrecognized tax benefits at December 31, 2018, 2017 and 2016 that, if recognized, would affect the effective tax rates is $18 million, $12 million, and $9 million, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $3 million due to the expiration of statutes of limitation.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of December 31, 2018, 2017 and 2016 were insignificant.
We may be subject to federal examination for calendar years 2015 through 2017. With a few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local, and Puerto Rico tax examinations for years before 2014. We are not aware of any material adjustments that may be proposed.

14. Stockholders' Equity
1.625% Convertible Notes
Conversion. As described in Note 11, “Debt,” we issued 0.6 million shares of our common stock in connection with the conversion of the 1.625% Convertible Notes in the third quarter of 2018.
Exchange. As described in Note 11, “Debt,” we issued 1.8 million shares and 2.6 million shares of our common stock in connection with the exchange of the 1.625% Convertible Notes in March 2018 and December 2017, respectively.
1.125% Warrants
In connection with the Call Spread Overlay transaction described in Note 12, “Derivatives,” in 2013, we issued 13.5 million warrants with a strike price of $53.8475 per share. Under certain circumstances, beginning in April 2020, if the price of our common stock exceeds the strike price of the 1.125% Warrants, we will be obligated to issue shares of our common stock subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, “Net Income (Loss) Per Share,” for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Following the transactions described below, 6.2 million of the 1.125% Warrants remain outstanding.
As described in Note 12, “Derivatives,” in the second, third and fourth quarters of 2018, we entered into privately negotiated termination agreements with each of the Counterparties to terminate the respective portion of the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Convertible Notes repaid. In each case, additional paid-in capital was reduced for the same amount paid to the Counterparties for the termination of the 1.125% Warrants.

•	In the fourth quarter of 2018, we paid $130 million to the Counterparties for the termination of 1.5 million of the 1.125% Warrants outstanding.

•	In the third quarter of 2018, we paid $306 million to the Counterparties for the termination of 3.4 million of the 1.125% Warrants outstanding.

Molina Healthcare, Inc. 2018 Form 10-K | 97

•	In the second quarter of 2018, we paid $113 million to the Counterparties for the termination of 2.4 million of the 1.125% Warrants outstanding.
Share-Based Compensation
At December 31, 2018, we had employee equity incentives outstanding under our 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the award of restricted stock (“RSAs”), performance stock (“PSAs”), performance stock units (“PSUs”), stock options and stock bonuses to the company’s officers, employees, directors, consultants, advisers, and other service providers. The 2011 Plan provides for the issuance of up to 4.5 million shares of common stock.
In connection with the 2011 Plan and employee stock purchase plan, approximately 365,000 shares and 857,000 shares of common stock were purchased or vested, net of shares used to settle employees’ income tax obligations, during the years ended December 31, 2018, and 2017, respectively.
Except as noted below, we record share-based compensation as “General and administrative expenses” in the accompanying consolidated statements of operations. Total share-based compensation expense was as follows:

	Year Ended December 31,
	2018		2017		2016
	(In millions)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
RSAs, PSAs and PSUs	$17	$17	$39	$35	$20	$17
Employee stock purchase plan and stock options	10	9	7	5	6	5
	$27	$26	$46	$40	$26	$22
RSAs, PSAs and PSUs are granted with a fair value equal to the market price of our common stock on the date of grant, and generally vest in equal annual installments over periods up to four years from the date of grant. Certain PSUs may vest in their entirety at the end of three-year performance periods, if their performance conditions are met. We generally recognize expense for RSAs, PSAs and PSUs on a straight-line basis.
Activity for such awards in the year ended December 31, 2018 is summarized below:

	RSAs	PSAs	PSUs	Total Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2017	401,804	84,762	91,828	578,394	$58.35
Granted	363,740	—	214,952	578,692	75.38
Vested	(192,609)	(32,929)	—	(225,538)	59.08
Forfeited	(173,140)	(48,701)	(105,397)	(327,238)	63.69
Unvested balance as of December 31, 2018	399,795	3,132	201,383	604,310	$71.50
As of December 31, 2018, there was $35 million of total unrecognized compensation expense related to unvested RSAs, PSAs and PSUs, which we expect to recognize over a remaining weighted-average period of 2.6 years, 0.2 years and 2.0 years, respectively. This unrecognized compensation cost assumed an estimated forfeiture rate of 16.1% for non-executive employees as of December 31, 2018, based on actual forfeitures over the last 4 years.

Molina Healthcare, Inc. 2018 Form 10-K | 98

The total grant date fair value of awards granted and vested is presented in the following table:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Granted:
RSAs	$28	$20	$19
PSAs	—	—	15
PSUs	16	16	—
	$44	$36	$34
Vested:
RSAs	$15	$23	$22
PSAs	3	15	—
PSUs	—	9	—
	$18	$47	$22
During the year ended December 31, 2017, the vesting of 133,957 RSAs, 153,574 PSAs and 139,272 PSUs was accelerated in connection with the termination of our former Chief Executive Officer and former Chief Financial Officer in May 2017. The incremental charge relating to this acceleration, or $23 million, is reported in “Restructuring and separation costs” in the accompanying consolidated statements of operations. This amount is included in the 2017 “Pretax Charges” in the table above.
Stock Options. Stock option awards generally have an exercise price equal to the fair market value of our common stock on the date of grant, vest in equal annual installments over periods up to four years from the date of grant, and have a maximum term of ten years from the date of grant. Stock option activity for the year ended December 31, 2018 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
			(In millions)	(Years)
Stock options outstanding as of December 31, 2017	405,000	$64.79
Granted	—	—
Exercised	—	—
Stock options outstanding as of December 31, 2018	405,000	64.79	$21	8.5
Stock options exercisable and expected to vest as of December 31, 2018	405,000	64.79	$21	8.5
Exercisable as of December 31, 2018	155,000	60.69	$9	8.0
The weighted-average grant date fair value per share of stock options awarded in 2017 was $41.43. We estimate the fair value of each stock option award on the grant date using the Black-Scholes option pricing model. To determine the fair value of the stock options awarded in 2017 we applied a risk-free interest rate of 2.3%, expected volatility of 38.4%, dividend yield of 0% and expected life of 8.4 years. No stock options were granted in 2018 and 2016.
Also as of December 31, 2018, there was $9 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 1.8 years. The total intrinsic value of options exercised during the years ended December 31, 2017, and 2016 was $2 million, and $1 million, respectively. No stock options were exercised in 2018. The following is a summary of information about stock options outstanding and exercisable at December 31, 2018:

Molina Healthcare, Inc. 2018 Form 10-K | 99

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Range of Exercise Prices
$33.02	30,000	4.2	$33.02	30,000	$33.02
$67.33	375,000	8.9	67.33	125,000	67.33
	405,000			155,000
Employee Stock Purchase Plan. Under our employee stock purchase plan (“ESPP”), eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We estimate the fair value of the stock issued using the Black-Scholes option pricing model. For the years ended December 31, 2018, 2017, and 2016, the inputs to this model were as follows: risk-free interest rates of approximately 0.4% to 1.9%; expected volatilities ranging from approximately 31% to 44%, dividend yields of 0%, and an average expected life of 0.5 years. We issued approximately 216,000, 351,000 and 410,000 shares of our common stock under the ESPP during the years ended December 31, 2018, 2017, and 2016, respectively. The 2011 ESPP provides for the issuance of up to three million shares of common stock.

15. Restructuring and Separation Costs
Restructuring and separation costs are reported by the same name in the accompanying consolidated statements of operations.
IT Restructuring Plan
Following the 2017 Restructuring Plan noted below, our new executive team has focused on a margin recovery plan that includes identification and implementation of various profit improvement initiatives. To that end, we began the implementation of a plan to restructure our information technology department (the “IT Restructuring Plan”) in the third quarter of 2018. On February 4, 2019, we entered into a master services agreement with Infosys Limited pursuant to which Infosys will manage certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers.
Expected Costs
In addition to $9 million incurred in the last half of 2018, we expect to incur approximately $11 million for the IT Restructuring Plan in 2019. We expect such costs to consist primarily of one-time termination benefits and other costs in the Other segment. We expect the IT Restructuring Plan to be completed by the end of 2019.
Costs Incurred
We have incurred expenses under the IT Restructuring Plan as follows:

	Year Ended December 31, 2018
	One-Time Termination Benefits	Other Restructuring Costs	Total
		Consulting Fees
	(In millions)
Other	$7	$2	$9
Reconciliation of Liability
For those restructuring costs that require cash settlement (such as one-time termination benefits and consulting fees), the following table presents a roll-forward of the accrued liability, which is reported in “Accounts payable and

Molina Healthcare, Inc. 2018 Form 10-K | 100

accrued liabilities” in the accompanying consolidated balance sheets.

	One-Time Termination Benefits	Other Restructuring Costs	Total
	(In millions)
Accrued as of December 31, 2017	$—	$—	$—
Charges	7	2	9
Cash payments	(2)	(1)	(3)
Accrued as of December 31, 2018	$5	$1	$6
2017 Restructuring Plan
Following a management-initiated, broad operational assessment in early 2017, our board of directors approved, and we committed to, a comprehensive restructuring and profitability improvement plan in June 2017 (the “2017 Restructuring Plan”). Key activities under this plan to date have included:

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
Costs Incurred
In our 2017 Annual Report on Form 10-K, we reported that we had incurred approximately $234 million of costs associated with the 2017 Restructuring Plan in 2017. In the year ended December 31, 2018, we incurred an additional $37 million in such costs, primarily resulting from a write-off of costs associated with a terminated utilization and care management project that was inconsistent with the goals of the 2017 Restructuring Plan. We also recorded nominal amounts for one-time termination benefits, and true-ups of certain lease contract termination costs recorded in 2017. As of December 31, 2018, we had incurred $271 million in total costs under the 2017 Restructuring Plan. We completed all activities under the 2017 Restructuring Plan in 2018, with the exception of the cash settlement of lease termination liabilities. We expect to continue to settle those liabilities through 2025, unless the leases are terminated sooner.
The following table presents the major types of such costs by segment. Current and long-lived assets include current and non-current capitalized project costs, and capitalized software determined to be unrecoverable.

	Year Ended December 31, 2018
	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs			Total
			Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$—	$(1)	$—	$12	$11
Other	—	5	20	1	—	26
	$—	$5	$19	$1	$12	$37

Molina Healthcare, Inc. 2018 Form 10-K | 101

	Year Ended December 31, 2017
	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs			Total
			Write-offs of Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$33	$16	$—	$24	$73
Other	36	34	45	44	2	161
	$36	$67	$61	$44	$26	$234
As of December 31, 2018, we had incurred cumulative restructuring costs under the 2017 Restructuring Plan as follows:

	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs			Total
			Write-offs of Current and Long-lived Assets	Consulting Fees	Contract Termination Costs
	(In millions)
Health Plans	$—	$33	$15	$—	$36	$84
Other	36	39	65	45	2	187
	$36	$72	$80	$45	$38	$271
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

	Separation Costs - Former Executives	One-Time Termination Benefits	Other Restructuring Costs	Total
	(In millions)
Accrued as of December 31, 2017	$2	$11	$35	$48
Adjustments	—	(1)	11	10
Charges	—	6	2	8
Cash payments	(2)	(15)	(31)	(48)
Accrued as of December 31, 2018	$—	$1	$17	$18

16. Employee Benefits
We sponsor defined contribution 401(k) plans that cover substantially all employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We generally match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plans amounted to $36 million, $43 million, and $36 million in the years ended December 31, 2018, 2017, and 2016, respectively.
We also have a non-qualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth for retirement. The funds deferred are invested in corporate-owned life insurance, under a rabbi trust.

Molina Healthcare, Inc. 2018 Form 10-K | 102

17. Commitments and Contingencies
Regulatory Capital Requirements and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. The National Association of Insurance Commissioners (“NAIC”), has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (“RBC”) rules which may vary from state to state. All of the states in which our health plans operate, except California, Florida and New York, have adopted these rules. Such requirements, if adopted by California, Florida and New York, may increase the minimum capital required for those states. Regulators in some states may also enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation. As of December 31, 2018, our health plans had aggregate statutory capital and surplus of approximately $2,388 million compared with the required minimum aggregate statutory capital and surplus of approximately $1,040 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2018. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $2,262 million at December 31, 2018, and $1,691 million at December 31, 2017. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $170 million and $696 million as of December 31, 2018 and 2017, respectively.
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
Steamfitters Local 449 Pension Plan v. Molina Healthcare, Inc., et al. On October 5, 2018, the Steamfitters Local 449 Pension Plan filed its first amended class action securities complaint in the Central District Court of California against the Company and its former executive officers, J. Mario Molina, John C. Molina, Terry P. Bayer, and Rick Hopfer, Case 2:18-cv-03579. The amended complaint purports to seek recovery on behalf of all persons or entities who purchased Molina common stock between October 31, 2014, and August 2, 2017, for alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff alleges the defendants misled investors regarding the scalability of the Company’s administrative infrastructure during the identified class period. On December 13, 2018, the Court granted the Company’s motion to dismiss in its entirety and closed the case. On January 9, 2019, plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. Plaintiff’s opening brief is due April 10, 2019, the Company’s response is due May 10, 2019, and Plaintiff’s reply is due May 31, 2019. Oral argument will likely occur within 9-12 months after the briefing is completed. The Company believes it has meritorious defenses to the alleged claims and intends to defend the matter vigorously. At this time, we are not able to estimate a possible loss or range of loss that

Molina Healthcare, Inc. 2018 Form 10-K | 103

may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations, or cash flows.
States’ Budgets
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid, Medicare, and CHIP programs. The states in which we operate our health plans regularly face significant budgetary pressures.
Lease Obligations
We lease administrative facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2026. Facility lease terms generally range from five to 10 years with one to two renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the lease period. Certain of our leases contain rent escalation clauses or lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the lease term.
Future minimum lease payments by year and in the aggregate under operating leases and lease financing obligations consist of the following amounts:

	Lease Financing Obligations	Operating Leases	Total
	(In millions)
2019	$19	$46	$65
2020	19	34	53
2021	20	24	44
2022	21	16	37
2023	21	12	33
Thereafter	311	15	326
	$411	$147	$558
Rental expense related to operating leases amounted to $62 million, $75 million, and $64 million for the years ended December 31, 2018, 2017, and 2016, respectively. The amounts reported in “Lease Financing Obligations” above represent our contractual lease commitments for the properties described in Note 11, “Debt” under the subheading “Lease Financing Obligations.”
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

18. Segments
We currently have two reportable segments: our Health Plans segment and our Other segment. We manage the vast majority of our operations through our Health Plans segment. Our Other segment includes the historical results of the Pathways behavioral health subsidiary, which we sold in the fourth quarter of 2018, and certain corporate amounts not allocated to the Health Plans segment. Effective in the fourth quarter of 2018, we reclassified the

Molina Healthcare, Inc. 2018 Form 10-K | 104

historical results relating to our Molina Medicaid Solutions (“MMS”) segment, which we sold in the third quarter of 2018, to the Other segment. Previously, results for MMS were reported in a stand-alone segment.
Refer to Note 1, “Organization and Basis of Presentation,” for further details on the sales of Pathways and MMS.
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
Margin for our Health Plans segment is referred to as “Medical margin,” which represents the amount earned by the segments after medical costs are deducted from premium revenue. The medical care ratio represents the amount of medical care costs as a percentage of premium revenue, and is one of the key metrics used to assess the performance of the segments. Therefore, the underlying medical margin is the most important measure of earnings reviewed by the chief operating decision maker.

	Health Plans	Other	Consolidated
	(In millions)
2018
Total revenue	$18,471	$419	18,890
Margin	2,475	43	2,518
Goodwill, and intangible assets, net	190	—	190
Total assets	6,165	989	7,154
2017
Total revenue	$19,352	$531	$19,883
Margin	1,781	29	1,810
Goodwill, and intangible assets, net	212	43	255
Total assets	6,347	2,124	8,471
2016
Total revenue	$17,234	$548	$17,782
Margin	1,671	54	1,725
Goodwill, and intangible assets, net	513	247	760
Total assets	5,897	1,552	7,449
The following table reconciles margin by segment to consolidated income (loss) before income tax expense (benefit):

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Margin:
Health Plans	$2,475	$1,781	$1,671
Other	43	29	54
Total margin	2,518	1,810	1,725
Add: other operating revenues (1)	871	508	798
Less: other operating expenses (2)	(2,243)	(2,873)	(2,217)
Less: loss on sales of subsidiaries, net of gain	(15)	—	—
Operating income (loss)	1,131	(555)	306
Less: other expenses, net	132	57	101
Income (loss) before income tax expense (benefit)	$999	$(612)	$205
______________________

Molina Healthcare, Inc. 2018 Form 10-K | 105

(1)	Other operating revenues include premium tax revenue, health insurer fees reimbursed, investment income and other revenue.

(2)
Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, impairment losses, and restructuring and separation costs.

19. Quarterly Results of Operations (Unaudited)
The following table summarizes quarterly unaudited results of operations for the years ended December 31, 2018 and 2017.

	For The Quarter Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	December 31, 2018
	(In millions, except per-share data)
Total revenue	$4,646	$4,883	$4,697	$4,664
Margin	615	673	566	664
Gain (loss) on sales of subsidiaries	—	—	37	(52)
Restructuring and separation costs	25	8	5	8
Net income	107	202	197	201

Net income per share (1):
Basic	$1.79	$3.29	$3.22	$3.24
Diluted	$1.64	$3.02	$2.90	$3.01

	For The Quarter Ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	December 31, 2017
	(In millions, except per-share data)
Total revenue	$4,904	$4,999	$5,031	$4,949
Margin	546	254	564	446
Impairment losses	—	72	129	269
Restructuring and separation costs	—	43	118	73
Net income (loss)	77	(230)	(97)	(262)

Net income (loss) per share (1):
Basic	$1.38	$(4.10)	$(1.70)	$(4.59)
Diluted	$1.37	$(4.10)	$(1.70)	$(4.59)
_______________________________

(1)
The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method and is based on the weighted-average common share equivalents outstanding during each quarter. Accordingly, the sum of the quarterly net income (loss) per share may not agree to the total for the year. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income (loss) per share because to do so would be anti-dilutive.

Molina Healthcare, Inc. 2018 Form 10-K | 106

20. Condensed Financial Information of Registrant
The condensed balance sheets as of December 31, 2018 and 2017, and the related condensed statements of operations, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2018 for our parent company Molina Healthcare, Inc. (the “Registrant”), are presented below.
Condensed Balance Sheets

	December 31,
	2018	2017
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$70	$504
Investments	100	192
Restricted investments	—	169
Receivables	2	2
Due from affiliates	90	148
Prepaid expenses and other current assets	47	103
Derivative asset	476	522
Total current assets	785	1,640
Property, equipment, and capitalized software, net	176	223
Goodwill and intangible assets, net	13	15
Investments in subsidiaries	2,768	2,306
Deferred income taxes	39	17
Advances to related parties and other assets	40	32
	$3,821	$4,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4	$3
Accounts payable and accrued liabilities	223	178
Current portion of long-term debt	241	653
Derivative liability	476	522
Total current liabilities	944	1,356
Long-term debt	1,020	1,318
Lease financing obligations	197	198
Other long-term liabilities	13	24
Total liabilities	2,174	2,896
Stockholders’ equity:
Common stock, $0.001 par value; 150 million shares authorized; outstanding:
62 million shares at December 31, 2018 and 60 million shares at December 31, 2017	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	643	1,044
Accumulated other comprehensive loss	(8)	(5)
Retained earnings	1,012	298
Total stockholders’ equity	1,647	1,337
	$3,821	$4,233
See accompanying notes.

Molina Healthcare, Inc. 2018 Form 10-K | 107

Condensed Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Revenue:
Management fees	$1,138	$1,317	$1,062
Investment income and other revenue	17	16	16
Total revenue	1,155	1,333	1,078
Expenses:
Medical care costs	8	16	73
General and administrative expenses	1,007	1,082	899
Depreciation and amortization	69	93	95
Restructuring and separation costs	35	153	—
Impairment losses	—	39	—
Total operating expenses	1,119	1,383	1,067
Gain on sale of subsidiary	37	—	—
Operating income (loss)	73	(50)	11
Interest expense	114	117	101
Other expense (income)	17	(61)	—
Loss before income tax (benefit) expense and equity in net earnings (losses) of subsidiaries	(58)	(106)	(90)
Income tax (benefit) expense	(14)	8	(24)
Net loss before equity in net earnings (losses) of subsidiaries	(44)	(114)	(66)
Equity in net earnings (losses) of subsidiaries	751	(398)	118
Net income (loss)	$707	$(512)	$52
Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net income (loss)	$707	$(512)	$52
Other comprehensive (loss) income:
Unrealized investment (loss) gain	(3)	(5)	3
Less: effect of income taxes	(1)	(2)	1
Other comprehensive (loss) income, net of tax	(2)	(3)	2
Comprehensive income (loss)	$705	$(515)	$54
See accompanying notes.

Molina Healthcare, Inc. 2018 Form 10-K | 108

Condensed Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Operating activities:
Net cash provided by operating activities	$118	$166	$55
Investing activities:
Capital contributions to subsidiaries	(145)	(370)	(386)
Dividends received from subsidiaries	298	286	101
Purchases of investments	(136)	(331)	(115)
Proceeds from sales and maturities of investments	388	156	188
Purchases of property, equipment and capitalized software	(22)	(67)	(125)
Net cash received from sale of subsidiaries	242	—	—
Change in amounts due to/from affiliates	6	(49)	(18)
Other, net	—	—	6
Net cash provided by (used in) investing activities	631	(375)	(349)
Financing activities:
Repayment of credit facility	(300)	—	—
Repayment of principal amount of 1.125% Convertible Notes	(298)	—	—
Cash paid for partial settlement of 1.125% Conversion Option	(623)	—	—
Cash received for partial settlement of 1.125% Call Option	623	—	—
Cash paid for partial termination of 1.125% Warrants	(549)	—	—
Repayment of principal amount of 1.625% Convertible Notes	(64)	—	—
Proceeds from senior notes offerings, net of issuance costs	—	325	—
Proceeds from borrowings under credit facility	—	300	—
Other, net	19	11	20
Net cash (used in) provided by financing activities	(1,192)	636	20
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(443)	427	(274)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	513	86	360
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$70	$513	$86
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
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to our subsidiaries pursuant to administrative services agreements that include, but are not limited to, information technology, product development and administration, underwriting, claims processing, customer service, certain care management services, human

Molina Healthcare, Inc. 2018 Form 10-K | 109

resources, legal, marketing, purchasing, risk management, actuarial, underwriting, finance, accounting, legal and public relations. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2018, 2017, and 2016 for these services amounted to $1,137 million, $1,317 million, and $1,062 million, respectively, and are included in operating revenue.
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

Molina Healthcare, Inc. 2018 Form 10-K | 110

21. Supplemental Condensed Consolidating Financial Information
On November 10, 2015, the Parent issued $700 million aggregate principal amount of the 5.375% Notes in a private placement to institutional investors. The 5.375% Notes were registered with the SEC in September 2016. Pursuant to the terms of the indenture governing the 5.375% Notes (the “Indenture”), the 5.375% Notes are required to be guaranteed by each of the Parent’s existing and future direct and indirect domestic restricted subsidiaries that guarantee the Parent’s Credit Agreement. At the time of issuance, there were two subsidiaries of the Parent that guaranteed the Notes: MMS and Molina Medical Management, Inc. (“MMM”).
On November 1, 2015, the Parent acquired all of the outstanding ownership interests of Pathways Health and Community Support LLC (“Pathways”). As a result of that acquisition, and pursuant to the terms of the Indenture, effective February 16, 2016, Pathways and 15 of its subsidiaries were added as guarantors of the 5.375% Notes. Subsequently, effective January 3, 2017, MMM and 14 Pathways subsidiaries were released as guarantors of the 5.375% Notes, leaving MMS, Pathways, and Molina Pathways, LLC as the only subsidiary guarantors. MMS and Pathways were released as guarantors effective September 30, 2018, and October 19, 2018, respectively, in connection with their divestitures. Accordingly, as of December 31, 2018, Molina Pathways, LLC was the sole wholly owned subsidiary guarantor of the 5.375% Notes, on a full and unconditional basis. As discussed in Note 11, “Debt,” effective as of January 31, 2019, Molina Pathways, LLC was released as a guarantor of the 5.375% Notes.
For all periods presented, the following condensed consolidating financial statements present Molina Healthcare, Inc. (as “Parent Issuer”), Molina Pathways, LLC (as “Other Guarantor”), the subsidiary non-guarantors (as “Non-Guarantors”) and “Eliminations,” according to the guarantor structure as assessed as of and for the year ended December 31, 2018.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018
	Parent Issuer	Other Guarantor	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$1,155	$3	$18,884	$(1,152)	$18,890
Expenses:
Medical care costs	8	—	15,129	—	15,137
Cost of service revenue	—	—	364	—	364
General and administrative expenses	1,007	4	1,474	(1,152)	1,333
Premium tax expenses	—	—	417	—	417
Health insurer fees	—	—	348	—	348
Depreciation and amortization	69	—	30	—	99
Restructuring and separation costs	35	—	11	—	46
Total operating expenses	1,119	4	17,773	(1,152)	17,744
Gain (loss) on sales of subsidiaries	37	(52)	—	—	(15)
Operating income (loss)	73	(53)	1,111	—	1,131
Interest expense	114	—	1	—	115
Other expense	17	—	—	—	17
(Loss) income before income tax (benefit) expense	(58)	(53)	1,110	—	999
Income tax (benefit) expense	(14)	(11)	317	—	292
Net (loss) income before equity in net earnings (losses) of subsidiaries	(44)	(42)	793	—	707
Equity in net earnings (losses) of subsidiaries	751	(5)	—	(746)	—
Net income (loss)	$707	$(47)	$793	$(746)	$707

Molina Healthcare, Inc. 2018 Form 10-K | 111

	Year Ended December 31, 2017
	Parent Issuer	Other Guarantor	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$1,333	$2	$19,904	$(1,356)	$19,883
Expenses:
Medical care costs	16	—	17,058	(1)	17,073
Cost of service revenue	—	—	492	—	492
General and administrative expenses	1,082	2	1,865	(1,355)	1,594
Premium tax expenses	—	—	438	—	438
Depreciation and amortization	93	—	44	—	137
Restructuring and separation costs	153	—	81	—	234
Impairment losses	39	—	431	—	470
Total operating expenses	1,383	2	20,409	(1,356)	20,438
Operating loss	(50)	—	(505)	—	(555)
Total other expenses, net	56	—	1	—	57
Loss before income taxes	(106)	—	(506)	—	(612)
Income tax expense (benefit)	8	—	(108)	—	(100)
Net loss before equity in net (losses) earnings of subsidiaries	(114)	—	(398)	—	(512)
Equity in net (losses) earnings of subsidiaries	(398)	(164)	8	554	—
Net loss	$(512)	$(164)	$(390)	$554	$(512)

	Year Ended December 31, 2016
	Parent Issuer	Other Guarantor	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Revenue:
Total revenue	$1,078	$—	$17,786	$(1,082)	$17,782
Expenses:
Medical care costs	73	—	14,702	(1)	14,774
Cost of service revenue	—	—	485	—	485
General and administrative expenses	899	2	1,573	(1,081)	1,393
Premium tax expenses	—	—	468	—	468
Health insurer fees	—	—	217	—	217
Depreciation and amortization	95	—	44	—	139
Total operating expenses	1,067	2	17,489	(1,082)	17,476
Operating income (loss)	11	(2)	297	—	306
Total other expenses, net	101	—	—	—	101
(Loss) income before income taxes	(90)	(2)	297	—	205
Income tax (benefit) expense	(24)	(1)	178	—	153
Net (loss) income before equity in earnings of subsidiaries	(66)	(1)	119	—	52
Equity in net earnings of subsidiaries	118	2	—	(120)	—
Net income	$52	$1	$119	$(120)	$52

Molina Healthcare, Inc. 2018 Form 10-K | 112

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2018
	Parent Issuer	Other Guarantor	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net income (loss)	$707	$(47)	$793	$(746)	$707
Other comprehensive loss, net of tax	(2)	—	(2)	2	(2)
Comprehensive income (loss)	$705	$(47)	$791	$(744)	$705

	Year Ended December 31, 2017
	Parent Issuer	Other Guarantor	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net loss	$(512)	$(164)	$(390)	$554	$(512)
Other comprehensive loss, net of tax	(3)	—	(2)	2	(3)
Comprehensive loss	$(515)	$(164)	$(392)	$556	$(515)

	Year Ended December 31, 2016
	Parent Issuer	Other Guarantor	Non-Guarantors	Eliminations	Consolidated

	(In millions)
Net income	$52	$1	$119	$(120)	$52
Other comprehensive income, net of tax	2	—	1	(1)	2
Comprehensive income	$54	$1	$120	$(121)	$54

Molina Healthcare, Inc. 2018 Form 10-K | 113

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2018
	Parent Issuer	Other Guarantor	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$70	$2	$2,754	$—	$2,826
Investments	100	—	1,581	—	1,681
Receivables	2	—	1,328	—	1,330
Due from (to) affiliates	90	7	(97)	—	—
Prepaid expenses and other current assets	47	29	73	—	149
Derivative asset	476	—	—	—	476
Total current assets	785	38	5,639	—	6,462
Property, equipment, and capitalized software, net	176	—	65	—	241
Goodwill and intangible assets, net	13	—	177	—	190
Restricted investments	—	—	120	—	120
Investment in subsidiaries, net	2,768	(5)	—	(2,763)	—
Deferred income taxes	39	—	78	—	117
Other assets	40	—	5	(21)	24
	$3,821	$33	$6,084	$(2,784)	$7,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4	$—	$1,957	$—	$1,961
Amounts due government agencies	—	—	967	—	967
Accounts payable and accrued liabilities	223	—	167	—	390
Deferred revenue	—	—	211	—	211
Current portion of long-term debt	241	—	—	—	241
Derivative liability	476	—	—	—	476
Total current liabilities	944	—	3,302	—	4,246
Long-term debt and lease financing obligations	1,217	—	20	(20)	1,217
Other long-term liabilities	13	—	32	(1)	44
Total liabilities	2,174	—	3,354	(21)	5,507
Total stockholders’ equity	1,647	33	2,730	(2,763)	1,647
	$3,821	$33	$6,084	$(2,784)	$7,154

Molina Healthcare, Inc. 2018 Form 10-K | 114

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2017
	Parent Issuer	Other Guarantor	Non-Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$504	$—	$2,682	$—	$3,186
Investments	192	—	2,332	—	2,524
Restricted investments	169	—	—	—	169
Receivables	2	—	869	—	871
Due from (to) affiliates	148	2	(150)	—	—
Prepaid expenses and other current assets	103	2	150	(16)	239
Derivative asset	522	—	—	—	522
Total current assets	1,640	4	5,883	(16)	7,511
Property, equipment, and capitalized software, net	223	—	119	—	342
Goodwill and intangible assets, net	15	—	240	—	255
Restricted investments	—	—	119	—	119
Investment in subsidiaries, net	2,306	75	—	(2,381)	—
Deferred income taxes	17	—	101	(15)	103
Other assets	32	—	110	(1)	141
	$4,233	$79	$6,572	$(2,413)	$8,471
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3	$—	$2,189	$—	$2,192
Amounts due government agencies	—	—	1,542	—	1,542
Accounts payable and accrued liabilities	178	1	188	(1)	366
Deferred revenue	—	—	282	—	282
Current portion of long-term debt	653	—	16	(16)	653
Derivative liability	522	—	—	—	522
Total current liabilities	1,356	1	4,217	(17)	5,557
Long-term debt and lease financing obligations	1,516	—	—	—	1,516
Deferred income taxes	—	—	15	(15)	—
Other long-term liabilities	24	—	37	—	61
Total liabilities	2,896	1	4,269	(32)	7,134
Total stockholders’ equity	1,337	78	2,303	(2,381)	1,337
	$4,233	$79	$6,572	$(2,413)	$8,471

Molina Healthcare, Inc. 2018 Form 10-K | 115

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018
	Parent Issuer	Other Guarantor	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by (used in) operating activities	$118	(2)	(430)	—	$(314)
Investing activities:
Purchases of investments	(136)	—	(1,308)	—	(1,444)
Proceeds from sales and maturities of investments	388	—	2,057	—	2,445
Purchases of property, equipment and capitalized software	(22)	—	(8)	—	(30)
Net cash received from sales of subsidiaries	242	—	(52)	—	190
Capital contributions to subsidiaries	(145)	—	145	—	—
Dividends received from subsidiaries	298	—	(298)	—	—
Change in amounts due to/from affiliates	6	4	(10)	—	—
Other, net	—	—	(18)	—	(18)
Net cash provided by investing activities	631	4	508	—	1,143
Financing activities:
Repayment of credit facility	(300)	—	—	—	(300)
Repayment of principal amount of 1.125% Convertible Notes	(298)	—	—	—	(298)
Cash paid for partial settlement of 1.125% Conversion Option	(623)	—	—	—	(623)
Cash received for partial settlement of 1.125% Call Option	623	—	—	—	623
Cash paid for partial termination of 1.125% Warrants	(549)	—	—	—	(549)
Repayment of principal amount of 1.625% Convertible Notes	(64)	—	—	—	(64)
Other, net	19	—	(1)	—	18
Net cash used in financing activities	(1,192)	—	(1)	—	(1,193)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(443)	2	77	—	(364)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	513	—	2,777	—	3,290
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$70	$2	$2,854	$—	$2,926

Molina Healthcare, Inc. 2018 Form 10-K | 116

	Year Ended December 31, 2017
	Parent Issuer	Other Guarantor	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$166	—	638	—	$804
Investing activities:
Purchases of investments	(331)	—	(2,366)	—	(2,697)
Proceeds from sales and maturities of investments	156	—	1,603	—	1,759
Purchases of property, equipment and capitalized software	(67)	—	(19)	—	(86)
Capital contributions to subsidiaries	(370)	2	368	—	—
Dividends received from subsidiaries	286	—	(286)	—	—
Change in amounts due to/from affiliates	(49)	(2)	51	—	—
Other, net	—	—	(38)	—	(38)
Net cash used in investing activities	(375)	—	(687)	—	(1,062)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	325	—	—	—	325
Proceeds from borrowings under credit facility	300	—	—	—	300
Other, net	11	—	—	—	11
Net cash provided by financing activities	636	—	—	—	636
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	427	—	(49)	—	378
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	86	—	2,826	—	2,912
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$513	$—	$2,777	$—	$3,290

Molina Healthcare, Inc. 2018 Form 10-K | 117

	Year Ended December 31, 2016
	Parent Issuer	Other Guarantor	Non-Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by (used in) operating activities	$55	(1)	619	—	$673
Investing activities:
Purchases of investments	(115)	—	(1,814)	—	(1,929)
Proceeds from sales and maturities of investments	188	—	1,778	—	1,966
Purchases of property, equipment and capitalized software	(125)	—	(51)	—	(176)
Net cash paid in business combinations	—	—	(48)	—	(48)
Capital contributions to subsidiaries	(386)	7	379	—	—
Dividends received from subsidiaries	101	—	(101)	—	—
Change in amounts due to/from affiliates	(18)	(6)	24	—	—
Other, net	6	—	(25)	—	(19)
Net cash (used in) provided by investing activities	(349)	1	142	—	(206)
Financing activities:
Other, net	20	—	(1)	—	19
Net cash provided by (used in) financing activities	20	—	(1)	—	19
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	(274)	—	760	—	486
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	360	—	2,066	—	2,426
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$86	$—	$2,826	$—	$2,912

Molina Healthcare, Inc. 2018 Form 10-K | 118

CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, at the reasonable assurance level. In addition, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (“GAAP”) for each of the periods presented herein.
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
Management concluded that we maintained effective internal control over financial reporting as of December 31, 2018, based on criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Ernst & Young, LLP, the independent registered public accounting firm who audited our Consolidated Financial Statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Molina Healthcare, Inc. 2018 Form 10-K | 119

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Molina Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Molina Healthcare, Inc. as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 19, 2019, expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 19, 2019

Molina Healthcare, Inc. 2018 Form 10-K | 120

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2019, expressed an unqualified opinion thereon.
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
Los Angeles, California
February 19, 2019

Molina Healthcare, Inc. 2018 Form 10-K | 121

OTHER INFORMATION
Principal Accounting Officer Designation
Maurice S. Hebert was designated as our Principal Accounting Officer for purposes of the Securities Exchange Act of 1934, as amended, effective as of February 19, 2019. There is no family relationship between or among Mr. Hebert and any director, executive officer, or person nominated or chosen by the Company to become an executive officer of the Company, and there are no transactions that would be required to be reported pursuant to Item 404(a) of Regulation S-K. For further information, see “Directors, Executive Officers, and Corporate Governance” below.
Amendments to Certificate of Incorporation and Bylaws
On February 18, 2019, in response to feedback from our institutional stockholders, our Board of Directors approved amendments to the Company's Certificate of Incorporation, as amended, in order to declassify our Board of Directors over a three-year period. The amendments will be submitted for adoption by our stockholders at our 2019 annual meeting of stockholders.
In connection with the amendments, our Board of Directors approved an amendment and restatement of the Company’s Bylaws that affected a number of changes. The amendment and restatement deleted Section 3.3(c) of the Bylaws, which provided that any director may be removed at any time only for cause by an affirmative vote of the holders of two-thirds of the shares then entitled to vote in the election of directors. Delaware corporate law provides that, unless otherwise provided in the certificate of incorporation, members of a board that is classified may be removed only for cause. Accordingly, as long as our Board of Directors remains classified, members of the Board will be removable for cause by the holders of a majority of our outstanding shares entitled to vote at an election of directors. If the proposed amendments to the Certificate of Incorporation are adopted by our stockholders, when the Board has ceased to be classified after the three year phase-in period, members of the Board will be removable with or without cause by the holders of a majority of our outstanding shares entitled to vote at an election of directors.
The amendment and restatement also amended the following provisions of the Bylaws:

•	Section 2.4, which relates to making available a list of stockholders in connection with stockholder meetings, in order to conform to applicable provisions of the Delaware General Corporation Law; and

•	Section 5.1, in order to delete the requirement that the executive officers of the company include a Chief Operating Officer.
The Sixth Amended and Restated Bylaws of the company, which reflect the above amendments, became effective upon approval by our Board of Directors. A copy of the Sixth Amended and Restated Bylaws of the Company is included as Exhibit 3.3 hereto and is incorporated herein by reference.
Amended and Restated Change in Control Severance Plan
On February 18, 2019, our Board of Directors approved an amendment and restatement of the Company’s Change in Control Severance Plan (the “Original Plan”), as set forth in the Molina Healthcare, Inc. Amended and Restated Change in Control Severance Plan (the “Amended and Restated Plan”).
The Amended and Restated Plan provides that all employees with positions of vice president and above, including our named executive officers, are eligible to receive certain separation benefits in the event of a qualifying termination of employment within two years following a change in control of the Company. The Amended and Restated Plan left unchanged the provisions of the Original Plan providing that senior vice presidents and above would be entitled to receive two times (2x) their base salary, vice presidents would be entitled to receive one times (1x) their base salary, and all participants would be entitled to receive a prorated target bonus for the year of termination and accelerated vesting of all of their time-based equity awards.
The Amended and Restated Plan amends the accelerated vesting provision with respect to performance-based equity compensation that participants were eligible to receive under the Original Plan. Pursuant to the Original Plan, participants would have been entitled to full vesting of all performance-based equity compensation. The Amended and Restated Plan provides that the participant’s performance-based equity compensation shall become vested based upon the greater of: (1) target performance, based on the assumption that such target performance had been achieved, or (2) the projected final achievement of the performance metric through the measurement period, provided that where applicable, such projected final achievement shall be based on straight-line extrapolation of actual achievement (as of the termination date) through the end of the respective performance metric period; except

Molina Healthcare, Inc. 2018 Form 10-K | 122

to the extent vesting is determined by reference to any completed fiscal year, then actual performance for such completed fiscal year shall be used.
In addition, the Amended and Restated Plan amends the post-termination continued healthcare and life insurance benefit that participants were eligible to receive under the Original Plan. The Original Plan provided that, in the event of a qualifying termination, participants would be entitled to continued health care, dental, and life insurance benefits under the Company’s applicable benefits programs for 24 months following the date of termination, and would be eligible for COBRA continuation coverage following such period. The Amended and Restated Plan provides that if the participant elects continued healthcare coverage under COBRA, the Company will, for a period of up to 18 months following the participant’s termination of employment, subsidize a portion of the participant’s COBRA premiums in an amount equal to the difference between the full cost for such COBRA coverage and the amount that the participant would be required to pay for such coverage as an active employee. The Amended and Restated Plan does not provide a continued life insurance benefit.
The Amended and Restated Plan makes certain additional changes to the Original Plan, including the addition of a clawback provision that would allow the Company to recoup severance benefits paid or provided to a participant who violates the nondisparagement, confidentiality, or nonsolicitation provisions set forth therein.
The named executive officers are entitled to receive such separation benefits under the Amended and Restated Plan only to the extent that such separation benefits would be in addition to or in excess of the benefits provided under their employment/change of control agreements.
The foregoing summary of the Amended and Restated Plan does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amended and Restated Plan. A copy of the Amended and Restated Plan is included as Exhibit 10.1 hereto and is incorporated herein by reference.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The following sets forth certain information regarding our executive officers, including the business experience of each executive officer during the past five years:

Name	Age	Position
Joseph M. Zubretsky	62	President and Chief Executive Officer
Thomas L. Tran	62	Chief Financial Officer
Jeff D. Barlow	56	Chief Legal Officer and Corporate Secretary
James E. Woys	60	Executive Vice President, Health Plan Services
Mark L. Keim	53	Executive Vice President, Strategic Planning, Corporate Development & Transformation
Pamela S. Sedmak	57	Executive Vice President, Health Plan Operations
Maurice S. Hebert	56	Chief Accounting Officer
Mr. Zubretsky has served as President and Chief Executive Officer since November 6, 2017. He served as the President and Chief Executive Officer of The Hanover Insurance Group, Inc. from June 2016 to October 2017. Prior to that, Mr. Zubretsky served almost nine years at Aetna, Inc., where he most recently served as Chief Executive Officer of Healthagen Holdings, a group of healthcare services and information technology companies at Aetna, from January 2015 to October 2015. Prior to that, he served as a Senior Executive Vice President leading Aetna’s National Businesses from 2013 to 2014, and served as Aetna’s Chief Financial Officer from 2007 to 2013. None of the entities where Mr. Zubretsky was previously employed is a parent, subsidiary, or other affiliate of the Company.
Mr. Tran has served as Chief Financial Officer since June 2018. He served as the Chief Financial Officer and Chief Operating Officer of Sentry Data Systems from 2014 to 2018. Prior to that, Mr. Tran served as Chief Financial Officer of WellCare Health Plans from 2008 to 2014. None of the entities where Mr. Tran was previously employed is a parent, subsidiary, or other affiliate of the Company.
Mr. Barlow has served as Chief Legal Officer and Corporate Secretary since 2010.
Mr. Woys has served as Executive Vice President, Health Plan Services since May 2018. Mr. Woys spent 30 years at Health Net where he most recently served as the Executive Vice President and Chief Financial and Operating

Molina Healthcare, Inc. 2018 Form 10-K | 123

Officer. None of the entities where Mr. Woys was previously employed is a parent, subsidiary, or other affiliate of the Company.
Mr. Keim has served as Executive Vice President, Strategic Planning, Corporate Development and Transformation since January 2018.  Most recently, he served as executive vice president of corporate development and strategy for The Hanover Insurance Group. Prior to The Hanover Insurance Group, Mr. Keim spent six years with Aetna where he led major strategic initiatives. Before Aetna, he was senior vice president of strategy and business development at GE Capital. None of the entities where Mr. Keim was previously employed is a parent, subsidiary, or other affiliate of the Company.
Ms. Sedmak has served as Executive Vice President, Health Plan Operations since February 2018. Ms. Sedmak brings more than 25 years of Medicaid managed care leadership experience in operations, strategy, and finance. Most recently, she was a senior adviser at McKinsey & Company, serving clients in the health care services and global corporate finance practice areas. Prior to McKinsey, she served as president and CEO for Aetna Medicaid/Dual Eligibles. Before Aetna, Ms. Sedmak held C-level leadership positions at Blue Cross and Blue Shield of Minnesota, CareSource and General Electric. None of the entities where Ms. Sedmak was previously employed is a parent, subsidiary, or other affiliate of the Company.
Mr. Hebert has served as Chief Accounting Officer since September 2018. He joins the Company from Tufts Health Plan, where he served as Senior Vice President of Finance from 2016 to 2018. Prior to that, Mr. Hebert served as Chief Accounting Officer at WellCare Health Plans from 2010 to 2016. None of the entities where Mr. Hebert was previously employed is a parent, subsidiary, or other affiliate of the Company.
Each executive officer serves at the pleasure of the board of directors.
The remaining information called for by Item 10 of Form 10-K is incorporated by reference to “Election of Directors,” “Corporate Governance and Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Molina Healthcare, Inc. 2018 Form 10-K | 124

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

Molina Healthcare, Inc. 2018 Form 10-K | 125

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2019.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Zubretsky
Joseph M. Zubretsky
Chief Executive Officer (Principal Executive Officer)

Molina Healthcare, Inc. 2018 Form 10-K | 126

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Zubretsky	Chief Executive Officer, President and Director	February 19, 2019
Joseph M. Zubretsky	(Principal Executive Officer)

/s/ Thomas L. Tran	Chief Financial Officer and Treasurer	February 19, 2019
Thomas L. Tran	(Principal Financial Officer)

/s/ Maurice S. Hebert	Chief Accounting Officer	February 19, 2019
Maurice S. Hebert	(Principal Accounting Officer)

/s/ Garrey E. Carruthers	Director	February 19, 2019
Garrey E. Carruthers, Ph.D.

/s/ Daniel Cooperman	Director	February 19, 2019
Daniel Cooperman

/s/ Charles Z. Fedak	Director	February 19, 2019
Charles Z. Fedak

/s/ Steven J. Orlando	Director	February 19, 2019
Steven J. Orlando

/s/ Ronna E. Romney	Director	February 19, 2019
Ronna E. Romney

/s/ Richard M. Schapiro	Director	February 19, 2019
Richard M. Schapiro

/s/ Dale B. Wolf	Chairman of the Board	February 19, 2019
Dale B. Wolf

/s/ Richard C. Zoretic	Director	February 19, 2019
Richard C. Zoretic

Molina Healthcare, Inc. 2018 Form 10-K | 127

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
Filed as Exhibit 2.2 to registrant’s Form 10-K filed February 26, 2016.
2.3	Membership Interest Purchase Agreement, dated as of October 19, 2018, by and among Pyramid Health Holdings, LLC, Molina Pathways, LLC, and Molina Healthcare, Inc.**	Filed as Exhibit 2.1 to registrant’s Form 10-Q filed November 1, 2018.
2.4	Purchase and Sale Agreement, dated as of June 26, 2018, by and between Molina Healthcare, Inc. and DXC Technology Company**	Filed as Exhibit 2.1 to registrant’s Form 8-K filed June 27, 2018.
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002.
3.2	Certificate of Amendment to Certificate of Incorporation	Filed as Appendix A to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2013.
3.3	Sixth Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed herewith.
4.1	Indenture, dated as of February 15, 2013, by and between Molina Healthcare, Inc. and U.S. Bank, National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed February 15, 2013.
4.2	Form of 1.125% Cash Convertible Senior Note due 2020	Included in Exhibit 4.1 to registrant’s Form 8-K filed February 15, 2013.
4.3	Indenture, dated as of September 5, 2014, by and between Molina Healthcare, Inc. and U.S. Bank National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed September 8, 2014.
4.4	Form of 1.625% Convertible Senior Note due 2044	Included in Exhibit 4.1 to registrant’s Form 8-K filed September 8, 2014.
4.5	First Supplemental Indenture, dated as of September 16, 2014, by and between Molina Healthcare, Inc. and the U.S. Bank National Association	Filed as Exhibit 4.1 to registrant’s Form 8-K filed September 17, 2014.
4.6	Form of 1.625% Convertible Senior Note due 2044	Included in Exhibit 4.1 to registrant’s Form 8-K filed September 17, 2014.
4.7	Indenture dated November 10, 2015, by and among Molina Healthcare, Inc., the guarantor parties thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015.
4.8	Form of 5.375% Senior Notes due 2022	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015.
4.9	Form of Guarantee pursuant to Indenture, dated as of November 10, 2015, by and among Molina Healthcare, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015.

Molina Healthcare, Inc. 2018 Form 10-K | 128

Number	Description	Method of Filing
4.10	First Supplemental Indenture, dated as of February 16, 2016, by and among Molina Healthcare, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed February 18, 2016.
4.11	Indenture, dated June 6, 2017, by and among Molina Healthcare, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee.	Filed as Exhibit 1.1 to registrant’s Form 8-K filed June 6, 2017.
4.12	Form of Notes (included in Exhibit 4.1 to registrant’s Form 8-K filed June 6, 2017).	Filed as Exhibit 1.1 to registrant’s Form 8-K filed June 6, 2017.
4.13	Form of Guarantees (included in Exhibit 4.1 to registrant’s Form 8-K filed June 6, 2017).	Filed as Exhibit 1.1 to registrant’s Form 8-K filed June 6, 2017.
*10.1	Molina Healthcare, Inc. Amended and Restated Change in Control Severance Plan	Filed herewith.
*10.2	2011 Equity Incentive Plan	Filed as Exhibit 10.8 to registrant’s Form 10-K filed February 26, 2014.
*10.3	2011 Employee Stock Purchase Plan	Filed as Exhibit 10.6 to registrant’s Form 10-K filed February 26, 2015.
*10.4	2011 Equity Incentive Plan - Form of Stock Option Agreement (Director)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed May 4, 2017.
*10.5	2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Employee)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed May 4, 2017.
*10.6	2011 Equity Incentive Plan - Form of Performance Unit Award Agreement 1 (Executive Officer)	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed May 4, 2017.
*10.7	2011 Equity Incentive Plan - Form of Performance Unit Award Agreement 2 (Executive Officer)	Filed as Exhibit 10.5 to registrant’s Form 10-Q filed May 4, 2017.
*10.8	Employment Agreement with Jeff Barlow dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013.
*10.9	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013.
*10.10	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007.
*10.11	Employment Agreement, dated October 9, 2017, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed October 10, 2017.
*10.12	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 15, 2013.
*10.13	Base Call Option Transaction Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant’s Form 8-K filed February 15, 2013.
10.14	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant’s Form 8-K filed February 15, 2013.
10.15	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant’s Form 8-K filed February 15, 2013.
10.16	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.5 to registrant’s Form 8-K filed February 15, 2013.
10.17	Amendment to Base Call Option Transaction Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.6 to registrant’s Form 8-K filed February 15, 2013.
10.18	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.7 to registrant’s Form 8-K filed February 15, 2013.
10.19	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.8 to registrant’s Form 8-K filed February 15, 2013.
10.20	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed May 3, 2013.
10.21	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed May 3, 2013.

Molina Healthcare, Inc. 2018 Form 10-K | 129

Number	Description	Method of Filing
10.22	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed May 3, 2013.
10.23	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed May 3, 2013.
10.24	Settlement Agreement entered into on October 30, 2013, by and between the Department of Health Care Services and Molina Healthcare of California and Molina Healthcare of California Partner Plan, Inc.	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 30, 2013.
10.25	Guarantor Joinder Agreement, dated February 16, 2016, by and among the guarantors party thereto and SunTrust Bank, as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 18, 2016.
10.26
Purchase Agreement, dated May 22, 2017, by and among the Company, the guarantors party thereto and SunTrust Robinson Humphrey, Inc., as representative of the several initial purchasers named in Schedule A thereto.
Filed as Exhibit 1.1 to registrant’s Form 8-K filed May 23, 2017.
10.27	Commitment Letter, dated December 4, 2017, by and among Molina Healthcare, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed December 7, 2017.
10.28
Amended and Restated Commitment Letter, dated as of January 2, 2018, by and among Molina Healthcare, Inc., SunTrust Bank, SunTrust Robinson Humphrey, Inc., Barclays Bank PLC, MUFG, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley Senior Funding, Inc.
Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 2, 2018.
10.29
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
Filed as Exhibit 10.2 to registrant’s Form 8-K filed January 2, 2018.
10.30	Capitated Medical Group/IPA Provider Services Agreement, effective May 1, 2013, by and between Molina Healthcare of California and Pacific Healthcare IPA	Filed as Exhibit 10.42 to registrant’s Form 10-K filed February 26, 2016.
10.31
Regulatory Amendment for the Capitated Financial Alignment Demonstration Product to Molina Healthcare of California Group/IPA Provider Services Agreement(s), effective September 26, 2014, by and between Molina Healthcare of California and Pacific Healthcare IPA Associates, Inc.
Filed as Exhibit 10.43 to registrant’s Form 10-K filed February 26, 2016.
10.32
Capitated Financial Alignment Demonstration Amendment to Molina Healthcare of California Group/IPA Provider Services Agreement, effective as of July 1, 2014, by and between Molina Healthcare of California and Pacific Healthcare IPA Associates, Inc.
Filed as Exhibit 10.44 to registrant’s Form 10-K filed February 26, 2016.
10.33	Offer Letter, dated May 4, 2018, by and between Molina Healthcare, Inc. and Thomas L. Tran.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 24, 2018.
10.34
Sixth Amendment to Credit Agreement, dated as of January 31, 2019, by and among Molina Healthcare, Inc., the Guarantors party thereto, the Lenders party thereto and SunTrust Bank, in its capacity as Administrative Agent, including the amended and restated Credit Agreement attached as Exhibit A thereto, the amended and restated Schedule I to the Credit Agreement attached as Exhibit B thereto and the amended and restated Exhibit 2.5 to the Credit Agreement attached as Exhibit C thereto.
Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 31, 2019.
10.35	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2018)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed August 1, 2018.
+10.36	Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited.	Filed herewith.
21.1	List of subsidiaries	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

Molina Healthcare, Inc. 2018 Form 10-K | 130

Number	Description	Method of Filing
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Taxonomy Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
**
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

+
Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “[redacted]”.

Molina Healthcare, Inc. 2018 Form 10-K | 131