Form 10-Q
period 2019-03-31
MOLINA HEALTHCARE INC
filed 2019-04-30
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Large accelerated filer  ☒ Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 26, 2019, was approximately 62,619,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2019

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2019	2018
	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$3,952	$4,323
Premium tax revenue	138	104
Health insurer fees reimbursed	—	61
Service revenue	—	134
Investment income and other revenue	29	24
Total revenue	4,119	4,646
Operating expenses:
Medical care costs	3,371	3,722
General and administrative expenses	302	352
Premium tax expenses	138	104
Health insurer fees	—	75
Depreciation and amortization	25	26
Restructuring costs	3	25
Cost of service revenue	—	120
Total operating expenses	3,839	4,424
Operating income	280	222
Other expenses, net:
Interest expense	23	33
Other (income) expenses, net	(3)	10
Total other expenses, net	20	43
Income before income tax expense	260	179
Income tax expense	62	72
Net income	$198	$107

Net income per share:
Basic	$3.19	$1.79
Diluted	$2.99	$1.64
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(In millions) (Unaudited)
Net income	$198	$107
Other comprehensive income (loss):
Unrealized investment gain (loss)	7	(7)
Less: effect of income taxes	2	(1)
Other comprehensive income (loss), net of tax	5	(6)
Comprehensive income	$203	$101
See accompanying notes.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,224	$2,826
Investments	1,508	1,681
Receivables	1,359	1,330
Prepaid expenses and other current assets	124	149
Derivative asset	516	476
Total current assets	6,731	6,462
Property, equipment, and capitalized software, net	376	241
Goodwill and intangible assets, net	185	190
Restricted investments	100	120
Deferred income taxes	76	117
Other assets	111	24
	$7,579	$7,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,995	$1,961
Amounts due government agencies	932	967
Accounts payable and accrued liabilities	444	390
Deferred revenue	207	211
Current portion of long-term debt	198	241
Derivative liability	516	476
Total current liabilities	4,292	4,246
Long-term debt	1,121	1,020
Finance lease liabilities	234	197
Other long-term liabilities	97	44
Total liabilities	5,744	5,507

Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 63 million shares at March 31, 2019 and 62 million shares at December 31, 2018	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	543	643
Accumulated other comprehensive loss	(3)	(8)
Retained earnings	1,295	1,012
Total stockholders’ equity	1,835	1,647
	$7,579	$7,154
See accompanying notes.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
	(Unaudited)
Balance at December 31, 2018	62	$—	$643	$(8)	$1,012	$1,647
Net income	—	—	—	—	198	198
Adoption of new accounting standard	—	—	—	—	85	85
Partial termination of 1.125% Warrants	—	—	(103)	—	—	(103)
Other comprehensive gain, net	—	—	—	5	—	5
Share-based compensation	1	—	3	—	—	3
Balance at March 31, 2019	63	$—	$543	$(3)	$1,295	$1,835

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
	(Unaudited)
Balance at December 31, 2017	60	$—	$1,044	$(5)	$298	$1,337
Net income	—	—	—	—	107	107
Adoption of new accounting standards	—	—	—	(1)	7	6
Exchange of 1.625% Convertible Notes	2	—	108	—	—	108
Other comprehensive loss, net	—	—	—	(6)	—	(6)
Share-based compensation	—	—	1	—	—	1
Balance at March 31, 2018	62	$—	$1,153	$(12)	$412	$1,553

See accompanying notes.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(In millions) (Unaudited)
Operating activities:
Net income	$198	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25	37
Deferred income taxes	15	(6)
Share-based compensation	9	6
Amortization of convertible senior notes and finance lease liabilities	3	7
(Gain) loss on debt extinguishment	(3)	10
Non-cash restructuring costs	—	17
Other, net	3	2
Changes in operating assets and liabilities:
Receivables	(29)	(83)
Prepaid expenses and other current assets	20	(239)
Medical claims and benefits payable	34	(163)
Amounts due government agencies	(35)	172
Accounts payable and accrued liabilities	(30)	319
Deferred revenue	(4)	130
Income taxes	43	78
Net cash provided by operating activities	249	394
Investing activities:
Purchases of investments	(185)	(389)
Proceeds from sales and maturities of investments	366	543
Purchases of property, equipment and capitalized software	(6)	(4)
Other, net	(4)	(5)
Net cash provided by investing activities	171	145
Financing activities:
Repayment of principal amount of 1.125% Convertible Notes	(46)	—
Cash paid for partial settlement of 1.125% Conversion Option	(115)	—
Cash received for partial termination of 1.125% Call Option	115	—
Cash paid for partial termination of 1.125% Warrants	(103)	—
Proceeds from borrowings under Term Loan	100	—
Other, net	1	(5)
Net cash used in financing activities	(48)	(5)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	372	534
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	2,926	3,290
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$3,298	$3,824

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 6

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three Months Ended March 31,
	2019	2018
	(In millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(7)	$(5)

Details of change in fair value of derivatives, net:
Gain on 1.125% Call Option	$155	$63
Loss on 1.125% Conversion Option	(155)	(63)
Change in fair value of derivatives, net	$—	$—

1.625% Convertible Notes exchange transaction:
Common stock issued in exchange for 1.625% Convertible Notes	$—	$131
Component allocated to additional paid-in capital, net of income taxes	—	(23)
Net increase to additional paid-in capital	$—	$108
See accompanying notes.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2019

1. Organization and Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides managed health care services under the Medicaid and Medicare programs and through the insurance marketplaces (the “Marketplace”). We currently have two reportable segments: our Health Plans segment and our Other segment. We manage the vast majority of our operations through our Health Plans segment. The Other segment includes the historical results of the Medicaid management information systems (“MMIS”) and behavioral health subsidiaries that were sold in the fourth quarter of 2018, as well as certain corporate amounts not allocated to the Health Plans segment. Prior to the fourth quarter of 2018, the MMIS subsidiary was reported as a stand-alone segment.
The Health Plans segment consists of health plans operating in 14 states and the Commonwealth of Puerto Rico. As of March 31, 2019, these health plans served approximately 3.4 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals including Marketplace members, most of whom receive government subsidies for premiums. The health plans are generally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (“HMO”).
Our health plans’ state Medicaid contracts generally have terms of three to five years. These contracts typically contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Such contracts are subject to risk of loss in states that issue requests for proposal (“RFPs”) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may not be renewed.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled; and regions or service areas.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results for the entire year ending December 31, 2019.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2018. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in our December 31, 2018, audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2018.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include:

•	The determination of medical claims and benefits payable of our Health Plans segment;

•	Health plans’ contractual provisions that may limit revenue recognition based upon the costs incurred or the profits realized under a specific contract;

•	Health plans’ quality incentives that allow us to recognize incremental revenue if certain quality standards are met;

•	Settlements under risk or savings sharing programs;

•	The assessment of long-lived and intangible assets, and goodwill for impairment;

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 8

•	The determination of reserves for potential absorption of claims unpaid by insolvent providers;

•	The determination of reserves for litigation outcomes;

•	The determination of valuation allowances for deferred tax assets; and

•	The determination of unrecognized tax benefits.

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

	March 31,
	2019	2018
	(In millions)
Cash and cash equivalents	$3,224	$3,729
Restricted cash and cash equivalents	74	95
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the statements of cash flows	$3,298	$3,824
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
Medical Cost Floors (Minimums), and Medical Cost Corridors. A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded a liability under the terms of such contract provisions of $98 million and $103 million at March 31, 2019 and December 31, 2018, respectively. Approximately $87 million of the liability accrued at both March 31, 2019 and December 31, 2018, relates to our participation in Medicaid Expansion programs.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Receivables relating to such provisions were insignificant at March 31, 2019 and December 31, 2018.
Profit Sharing and Profit Ceiling. Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Liabilities for profits in excess of the amount we are allowed to retain under these provisions were insignificant at March 31, 2019 and December 31, 2018.
Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, rather than in the months of service to which the retroactive adjustment applies.
Medicare Program
Risk Adjusted Premiums: Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. Consolidated balance sheet

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 9

amounts related to anticipated Medicare risk adjusted premiums and Medicare Part D settlements were insignificant at March 31, 2019 and December 31, 2018.
Minimum MLR. The Affordable Care Act (“ACA”) has established a minimum annual medical loss ratio (Minimum MLR) of 85% for Medicare. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. The amounts payable for the Medicare Minimum MLR was not significant at March 31, 2019 and December 31, 2018.
Marketplace Program
Risk adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of March 31, 2019, and December 31, 2018, the Marketplace risk adjustment payable amounted to $568 million and $466 million, respectively. As of March 31, 2019, and December 31, 2018, the Marketplace risk adjustment receivable amounted to $51 million and $34 million, respectively.
Minimum MLR. The ACA has established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. Aggregate balance sheet amounts related to the Minimum MLR were insignificant at March 31, 2019 and December 31, 2018.
Quality Incentives
At many of our health plans, revenue ranging from approximately 1% to 4% of certain health plan premiums is earned only if certain performance measures are met.
The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods. Although the reasonably possible effects of a change in estimate related to quality incentive premium revenue as of March 31, 2019, are not known, we have no reason to believe that the adjustments to prior years noted below are not indicative of the potential future changes in our estimates as of March 31, 2019.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Maximum available quality incentive premium - current period	$45	$40

Quality incentive premium revenue recognized in current period:
Earned current period	$26	$24
Earned prior periods	20	11
Total	$46	$35

Quality incentive premium revenue recognized as a percentage of total premium revenue	1.2%	0.8%

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 10

A summary of the categories of amounts due government agencies is as follows:

	March 31, 2019	December 31, 2018
	(In millions)
Medicaid program:
Medical cost floors and corridors	$98	$103
Other amounts due to states	90	81
Marketplace program:
Risk adjustment	568	466
Cost sharing reduction	—	183
Other	176	134
	$932	$967
Medical Care Costs
Marketplace Program
In the first quarter of 2018, we recognized a benefit of approximately $70 million in reduced medical care costs related to 2017 dates of service as a result of the federal government’s confirmation that the reconciliation of 2017 Marketplace cost sharing reduction (“CSR”) subsidies would be performed on an annual basis. In the fourth quarter of 2017, we had assumed a nine-month reconciliation of this item pending confirmation of the time period to which the 2017 reconciliation would be applied.
Leases
Right-of-use (“ROU”) assets represent our right to use the underlying assets over the lease term, and lease liabilities represent our obligation to make lease payments arising from the related leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease terms may include options to extend or terminate the lease when we believe it is reasonably certain that we will exercise such options. Operating lease ROU assets are reported in other assets, and operating lease liabilities are reported in accounts payable and accrued liabilities (current), and other long-term liabilities (non-current) in our consolidated balance sheets. Finance lease ROU assets are reported in property, equipment, and capitalized software, and finance lease liabilities are reported in accounts payable and accrued liabilities (current), and finance lease liabilities (non-current) in our consolidated balance sheets.
Because most of our leases do not provide an implicit interest rate, we generally use our incremental borrowing rate to determine the present value of lease payments. Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term, and the related ROU assets and liabilities are reduced to the present value of the remaining lease payments at the end of each period. Finance lease payments reduce finance lease liabilities, the related ROU assets are amortized on a straight-line basis over the lease term, and interest expense is recognized using the effective interest method.
Short-term leases (with a term of 12 months or less) are not recorded as ROU assets or liabilities in the consolidated balance sheets. We account for lease and non-lease components as a single lease component. For certain leases that represent a portfolio of similar assets, such as a fleet of vehicles, we apply a portfolio approach to account for the related operating lease ROU assets and liabilities, rather than account for such assets and liabilities on an individual basis. A nominal number of our lease agreements include rental payments that adjust periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
For further information regarding our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), see Recent Accounting Pronouncements Adopted, below.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels. Our investments consist primarily of investment-grade debt securities with a

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 11

maximum maturity of 10 years. Restricted investments are invested principally in certificates of deposit and U.S. Treasury securities. Concentration of credit risk with respect to accounts receivable is generally limited because our payors consist principally of the governments of each state in which our health plan subsidiaries operate.
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which generally differs from the U.S. federal statutory rate primarily because of state taxes, nondeductible expenses such as the Health Insurer Fee (“HIF”), certain compensation, and other general and administrative expenses. The effective tax rate will not be impacted by HIF in 2019 given the 2019 HIF moratorium.
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
Recent Accounting Pronouncements Adopted
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Topic 842, which was subsequently modified by several ASUs issued in 2017 and 2018. Topic 842 was issued to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in Topic 842 is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. In addition, Topic 842’s disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Topic 842’s transition provisions are applied using a modified retrospective approach under which entities may not retrospectively adjust any periods prior to the earliest comparative period presented, or at the beginning of the period of adoption, whichever is later. Entities may elect whether to apply the transition provisions, including disclosure requirements, at the beginning of the earliest comparative period presented or on the adoption date.
We adopted Topic 842 effective January 1, 2019, and have elected to apply the transition provisions as of January 1, 2019. Accordingly, we recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings on January 1, 2019. In addition, we elected the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.
As indicated in the accompanying consolidated statements of stockholders’ equity, the cumulative effect adjustment was an increase of $85 million to retained earnings, relating primarily to the transition provisions for sale-leaseback arrangements that did not qualify for sale treatment. Accordingly, such arrangements for certain office buildings were de-recognized and recorded as finance lease ROU assets and lease liabilities. The difference between the de-recognized assets and lease financing obligations resulted in an increase to retained earnings. The recognition of these arrangements as finance lease ROU assets and lease liabilities will not materially impact our consolidated results of operations throughout the terms of the leases.
See Note 13, “Leases,” for the required disclosures under Topic 842, including the amount and location of the ROU assets and lease liabilities recognized.
Software Licenses. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We early adopted ASU 2018-15 effective January 1, 2019, using the prospective method, with no material impact to our financial condition, results of operations or cash flows. Adoption of this guidance may be significant to us in the future depending on the extent to which we use cloud computing arrangements that qualify as service contracts.
Recent Accounting Pronouncements Not Yet Adopted
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount companies expect to collect over the instrument’s

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 12

contractual life. ASU 2016-13 is effective beginning January 1, 2020, and must be adopted as a cumulative effect adjustment to retained earnings; early adoption is permitted. We are in the early stages of evaluating the effect of this guidance.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2019	2018
	(In millions, except net income per share)
Numerator:
Net income	$198	$107
Denominator:
Shares outstanding at the beginning of the period	62.1	59.3
Weighted-average number of shares issued:
Exchange of 1.625% Convertible Notes	—	0.5
Denominator for basic net income per share	62.1	59.8
Effect of dilutive securities:
1.125% Warrants (1)	3.5	4.4
1.625% Convertible Notes	—	0.7
Stock-based compensation	0.6	0.3
Denominator for diluted net income per share	66.2	65.2

Net income per share: (2)
Basic	$3.19	$1.79
Diluted	$2.99	$1.64

Potentially dilutive common shares excluded from calculations: (1)
Stock-based compensation	0.1	0.4
______________________________

(1)
For more information and definitions regarding the 1.125% Warrants, including partial termination transactions, refer to Note 9, “Stockholders' Equity.” The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

(2)	Source data for calculations in thousands.
4. Fair Value Measurements
We consider the carrying amounts of current assets and current liabilities (not including derivatives and the current portion of long-term debt) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions that we use to a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, see Note 4, “Fair Value Measurements,” in our 2018 Annual Report on Form 10-K.
Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability (see Note 8 “Derivatives,” for definitions and further information). These derivatives are not

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 13

actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of March 31, 2019, included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such derivative instruments is mitigated.
The net changes in fair value of Level 3 financial instruments were insignificant to our results of income for the three months ended March 31, 2019.
Our financial instruments measured at fair value on a recurring basis at March 31, 2019, were as follows:

	Total	Observable Inputs (Level 1)	Directly or Indirectly Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$947	$—	$947	$—
U.S. Treasury notes	168	—	168	—
Government-sponsored enterprise securities (“GSEs”)	166	—	166	—
Municipal securities	112	—	112	—
Asset-backed securities	75	—	75	—
Mortgage-backed securities	23	—	23	—
Certificate of deposit	14	—	14	—
Other	3	—	3	—
Subtotal - current investments	1,508	—	1,508	—
1.125% Call Option derivative asset	516	—	—	516
Total assets	$2,024	$—	$1,508	$516

1.125% Conversion Option derivative liability	$516	$—	$—	$516
Total liabilities	$516	$—	$—	$516
Our financial instruments measured at fair value on a recurring basis at December 31, 2018, were as follows:

	Total	Observable Inputs (Level 1)	Directly or Indirectly Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,123	$—	$1,123	$—
U.S. Treasury notes	181	—	181	—
GSEs	163	—	163	—
Municipal securities	114	—	114	—
Asset-backed securities	82	—	82	—
Certificates of deposit	14	—	14	—
Other	4	—	4	—
Subtotal - current investments	1,681	—	1,681	—
1.125% Call Option derivative asset	476	—	—	476
Total assets	$2,157	$—	$1,681	$476

1.125% Conversion Option derivative liability	$476	$—	$—	$476
Total liabilities	$476	$—	$—	$476

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 14

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets. The carrying amount and estimated fair value of the Term Loan is classified as a Level 3 financial instrument, because certain inputs used to determine its fair value are not observable. As of March 31, 2019, the carrying amount of the Term Loan approximates fair value because its interest rate is a variable rate that approximates rates currently available to us.

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
5.375% Notes	$695	$725	$694	$674
4.875% Notes	326	327	326	301
1.125% Convertible Notes (1),(2)	198	716	240	732
Term Loan	100	100	—	—
	$1,319	$1,868	$1,260	$1,707
______________________

(1)
The fair value of the 1.125% Conversion Option (the embedded cash conversion option), which is reflected in the fair value amounts presented above, amounted to $516 million and $476 million as of March 31, 2019, and December 31, 2018, respectively. See further discussion at Note 7, “Debt,” and Note 8, “Derivatives.”

(2)	For more information on debt repayments in the first quarter of 2019, refer to Note 7, “Debt.”

5. Investments
Available-for-Sale Investments
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our investments as of the dates indicated:

	March 31, 2019
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$949	$1	$3	$947
U.S. Treasury notes	168	—	—	168
GSEs	167	—	1	166
Municipal securities	113	—	1	112
Asset-backed securities	75	—	—	75
Mortgage-backed securities	23	—	—	23
Certificates of deposit	14	—	—	14
Other	3	—	—	3
	$1,512	$1	$5	$1,508

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 15

	December 31, 2018
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,131	$—	$8	$1,123
U.S. Treasury notes	181	—	—	181
GSEs	164	—	1	163
Municipal securities	115	—	1	114
Asset-backed securities	83	—	1	82
Certificates of deposit	14	—	—	14
Other	4	—	—	4
Total current investments	$1,692	$—	$11	$1,681
The contractual maturities of our available-for-sale investments as of March 31, 2019 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$927	$926
Due after one year through five years	550	547
Due after five years through ten years	12	12
Due after ten years	23	23
	$1,512	$1,508
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses for the three months ended March 31, 2019 and 2018, were insignificant.
We have determined that unrealized losses at March 31, 2019, and December 31, 2018, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of March 31, 2019:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$207	$1	96	$403	$2	280
GSEs	—	—	—	122	1	71
Municipal securities	—	—	—	87	1	91
	$207	$1	96	$612	$4	442

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 16

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2018:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$509	$3	285	$412	$5	298
GSEs	—	—	—	127	1	76
Municipal securities	—	—	—	87	1	90
Asset-backed securities	—	—	—	68	1	52
	$509	$3	285	$694	$8	516
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
Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $100 million at March 31, 2019, and mature in one year or less.

6. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated.

	March 31, 2019	December 31, 2018
	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$1,411	$1,562
Pharmacy payable	114	115
Capitation payable	59	52
Other	411	232
	$1,995	$1,961
“Other” medical claims and benefits payable includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $278 million and $107 million as of March 31, 2019 and December 31, 2018, respectively.
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

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 17

	Three Months Ended March 31,
	2019	2018
	(In millions)
Medical claims and benefits payable, beginning balance	$1,961	$2,192
Components of medical care costs related to:
Current period	3,560	4,033
Prior periods (1)	(189)	(311)
Total medical care costs	3,371	3,722

Change in non-risk provider payables	171	45

Payments for medical care costs related to:
Current period	2,197	2,498
Prior periods	1,311	1,438
Total paid	3,508	3,936
Medical claims and benefits payable, ending balance	$1,995	$2,023
_______________________

(1)	March 31, 2018, includes the 2018 benefit of the 2017 Marketplace CSR reimbursement of $70 million.
Our estimates of medical claims and benefits payable recorded at December 31, 2018, and 2017 developed favorably by approximately $189 million and $311 million as of March 31, 2019, and 2018, respectively.
The favorable prior year development recognized in the first quarter of 2019, was primarily due to lower than expected utilization of medical services by our Medicaid and Marketplace members and improved operating performance. Consequently, the ultimate costs recognized in 2019, as claims payment were processed, was lower than our original estimates in 2018.

7. Debt
As of March 31, 2019, contractual maturities of debt were as follows. All amounts represent the principal amounts of the debt instruments outstanding.

	Total	2020	2021	2022	2023	2024	Thereafter

	(In millions)
5.375% Notes	$700	$—	$—	$700	$—	$—	$—
4.875% Notes	330	—	—	—	—	—	330
1.125% Convertible Notes	206	206	—	—	—	—	—
Term Loan	100	3	7	10	10	70	—
	$1,336	$209	$7	$710	$10	$70	$330

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 18

All of our debt is held at the parent, which is reported, for segment purposes, in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets:

	March 31, 2019	December 31, 2018
	(In millions)
Current portion of long-term debt:
1.125% Convertible Notes, net of unamortized discount	$199	$241
Lease financing obligations	—	1
Debt issuance costs	(1)	(1)
	$198	$241
Non-current portion of long-term debt:
5.375% Notes	$700	$700
4.875% Notes	330	330
Term Loan	100	—
Debt issuance costs	(9)	(10)
	$1,121	$1,020
Interest cost recognized relating to our convertible senior notes for the periods presented was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Contractual interest at coupon rate	$1	$2
Amortization of the discount	3	7
	$4	$9
Credit Agreement
We are party to a Credit Agreement, which provides for an unsecured delayed draw term loan facility described below (the “Term Loan”), and an unsecured $500 million revolving credit facility (the “Credit Facility”). Borrowings under our Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, we are required to pay a quarterly commitment fee.
The Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. As of March 31, 2019, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt. Effective as of the date of the Sixth Amendment to the Credit Agreement described below, there are no guarantors as parties to the Credit Agreement.
In January 2019, we entered into a Sixth Amendment to the Credit Agreement that provided for a delayed draw term loan facility in an aggregate principal amount of $600 million, under which we may request up to ten advances, each in a minimum principal amount of $50 million, until July 31, 2020. The Term Loan will amortize in quarterly installments, commencing on September 30, 2020, equal to the principal amount of the Term Loan outstanding multiplied by rates ranging from 1.25% to 2.50% (depending on the applicable fiscal quarter) for each fiscal quarter. The Term Loan expires on January 31, 2024; therefore, any remaining outstanding balance under the Term Loan will be due and payable on that date. As of March 31, 2019, $100 million was outstanding under the Term Loan. Each advance under the Term Loan results in a permanent reduction to its borrowing capacity; therefore, our borrowing capacity under the Term Loan as of March 31, 2019, was $500 million.
The Credit Facility expires on January 31, 2022; therefore, any amounts outstanding under the Credit Facility will be due and payable on that date. As of March 31, 2019, no amounts were outstanding under the Credit Facility, and outstanding letters of credit amounting to $2 million reduced our borrowing capacity under the Credit Facility to $498 million.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 19

5.375% Notes due 2022
We had $700 million aggregate principal amount of senior notes (the “5.375% Notes”) outstanding as of March 31, 2019, which are due November 15, 2022, unless earlier redeemed. Interest on the 5.375% Notes at a rate of 5.375% per annum is payable semiannually in arrears on May 15 and November 15. The 5.375% Notes contain customary non-financial covenants and change in control provisions.
4.875% Notes due 2025
We had $330 million aggregate principal amount of senior notes (the “4.875% Notes”) outstanding as of March 31, 2019, which are due June 15, 2025, unless earlier redeemed. Interest on the 4.875% Notes at a rate of 4.875% per annum is payable semiannually in arrears on June 15 and December 15. The 4.875% Notes contain customary non-financial covenants and change of control provisions.
1.125% Cash Convertible Senior Notes due 2020
In the first quarter of 2019, we entered into a privately negotiated note purchase agreement with certain holders of our outstanding 1.125% cash convertible senior notes due January 15, 2020 (the “1.125% Convertible Notes”), pursuant to which we repaid $46 million aggregate principal amount, or $44 million aggregate carrying amount, of the 1.125% Convertible Notes. In addition, we paid $115 million to settle the 1.125% Convertible Notes’ embedded cash conversion option feature at fair value (which is a derivative liability we refer to as the “1.125% Conversion Option”).
In the three months ended March 31, 2019, we recorded a gain on debt extinguishment of $3 million for the 1.125% Convertible Notes purchase (net of accelerated original issuance discount amortization), primarily relating to a favorable mark to market valuation on the partial termination of the Call Spread Overlay executed in connection with the related debt extinguishment. This gain is reported in “Other (income) expenses, net” in the accompanying consolidated statements of income. No common shares were issued in connection with the transaction.
In connection with the 1.125% Convertible Notes purchases, we also entered into privately negotiated agreements in the first quarter of 2019, to partially terminate the Call Spread Overlay, defined and further discussed in Note 8, “Derivatives,” and Note 9, “Stockholders' Equity.” The net cash proceeds from the Call Spread Overlay partial termination transactions partially offset the cash paid to settle the 1.125% Convertible Notes.
Following the transaction described above, we had $206 million aggregate principal amount of the 1.125% Convertible Notes outstanding at March 31, 2019. Interest at a rate of 1.125% per annum is payable semiannually in arrears on January 15 and July 15. The 1.125% Convertible Notes are convertible only into cash, and not into shares of our common stock or any other securities. The initial conversion rate is 24.5277 shares of our common stock per $1,000 principal amount, or approximately $40.77 per share of our common stock. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount, equal to the settlement amount, determined in the manner set forth in the indenture. We may not redeem the 1.125% Convertible Notes prior to the maturity date. The 1.125% Convertible Notes are convertible by the holders within one year of the current balance sheet date until they mature; therefore, they are reported in current portion of long-term debt.
Concurrent with the issuance of the 1.125% Convertible Notes in 2013, the 1.125% Conversion Option was separated from the 1.125% Convertible Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the 1.125% Conversion Option fully settles or expires. This initial liability simultaneously reduced the carrying value of the 1.125% Convertible Notes’ principal amount (effectively an original issuance discount), which is amortized to the principal amount through the recognition of non-cash interest expense over the expected life of the debt. The effective interest rate of 6% approximates the interest rate we would have incurred had we issued nonconvertible debt with otherwise similar terms. As of March 31, 2019, the 1.125% Convertible Notes had a remaining amortization period of less than one year, and their ‘if-converted’ value exceeded their principal amount by approximately $456 million and $581 million as of March 31, 2019 and December 31, 2018, respectively.
Cross-Default Provisions
The indentures governing the 4.875% Notes, the 5.375% Notes and the 1.125% Convertible Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 20

Subsequent Events
1.125% Convertible Notes. In April 2019, we entered into privately negotiated note purchase agreements with certain holders of our outstanding 1.125% Convertible Notes. Under these agreements, we repaid $128 million aggregate principal amount, or approximately $123 million aggregate carrying amount, of the 1.125% Convertible Notes. In addition, we paid $332 million to settle the 1.125% Convertible Notes’ embedded cash conversion option feature at fair value.
Credit Agreement. We drew down an additional $120 million under the Term Loan in April 2019, further reducing borrowing capacity by that amount permanently.

8. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the accompanying consolidated balance sheets:

	Balance Sheet Location	March 31, 2019	December 31, 2018
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$516	$476
Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$516	$476
Our derivative financial instruments do not qualify for hedge treatment; therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of income, and reported in “Other (income) expenses, net.” Gains and losses for our derivative financial instruments are presented individually in the accompanying consolidated statements of cash flows, “Supplemental cash flow information.”
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
In the first quarter of 2019, in connection with the 1.125% Convertible Notes purchases (described in Note 7, “Debt”), we entered into privately negotiated termination agreements with each of the Counterparties to partially terminate the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Convertible Notes purchased. In the first quarter of 2019, this resulted in our receipt of $115 million for the settlement of the 1.125% Call Option (which is a derivative asset), and the payment of $103 million for the partial termination of the 1.125% Warrants, for an aggregate net cash receipt of $12 million from the Counterparties.
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
As of March 31, 2019, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Convertible Notes may be converted within twelve months of March 31, 2019, as described in Note 7, “Debt.”

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 21

9. Stockholders' Equity
1.125% Warrants
In connection with the Call Spread Overlay transaction described in Note 8, “Derivatives,” in 2013, we issued 13.5 million warrants with a strike price of $53.8475 per share. Under certain circumstances, beginning in April 2020, if the price of our common stock exceeds the strike price of the 1.125% Warrants, we will be obligated to issue shares of our common stock subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, “Net Income per Share,” for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Following the transactions described below, 5.1 million of the 1.125% Warrants remain outstanding.
As described in Note 8, “Derivatives,” in the first quarter of 2019, we entered into privately negotiated termination agreements with each of the Counterparties to partially terminate the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Convertible Notes purchased. In the first quarter of 2019, we paid $103 million to the Counterparties for the termination of 1.1 million of the 1.125% Warrants outstanding, which resulted in a reduction of additional paid-in-capital for the same amount.
Subsequent Event
In April 2019, we entered into privately negotiated termination agreements with each of the Counterparties to partially terminate the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Convertible Notes purchased. Pursuant to these transactions, we paid $298 million to the Counterparties for the termination of 3.1 million of the 1.125% Warrants outstanding, which resulted in a reduction of additional paid-in-capital for the same amount.
Share-Based Compensation
In connection with our employee stock plans, approximately 84,000 shares of common stock vested or were purchased, net of shares used to settle employees’ income tax obligations, during the three months ended March 31, 2019.
Share-based compensation is generally recorded to “General and administrative expenses” in the accompanying consolidated statements of income. Total share-based compensation expense for the three months ended March 31, 2019 and 2018, amounted to $9 million and $6 million, respectively.
As of March 31, 2019, there was $71 million of total unrecognized compensation expense related to unvested restricted stock awards (“RSAs”), and performance stock units (“PSUs”), which we expect to recognize over a remaining weighted-average period of 2.9 years and 2.3 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 14.1% for non-executive employees as of March 31, 2019.
Also as of March 31, 2019, there was $8 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 1.5 years. No stock options were granted or exercised in the three months ended March 31, 2019.
Activity for RSAs, performance stock awards (“PSAs”) and PSUs, for the three months ended March 31, 2019, is summarized below:

	RSAs	PSAs	PSUs	Total	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2018	399,795	3,132	201,383	604,310	$71.50
Granted	215,178	—	138,994	354,172	137.37
Vested	(119,994)	(3,132)	(10,528)	(133,654)	68.24
Forfeited	(14,220)	—	(4,140)	(18,360)	74.03
Unvested balance, March 31, 2019	480,759	—	325,709	806,468	100.91

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 22

The aggregate fair values of RSAs, PSAs and PSUs granted and vested are presented in the following table:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Granted:
RSAs	$30	$23
PSUs	18	14
	$48	$37
Vested:
RSAs	$16	$12
PSUs	2	—
PSAs	—	3
	$18	$15

10. Restructuring Costs
Restructuring costs are reported by the same name in the accompanying consolidated statements of income.
IT Restructuring Plan
Management is focused on a margin recovery plan that includes identification and implementation of various profit improvement initiatives. To that end, we began a plan to restructure our information technology department (the “IT Restructuring Plan”) in 2018. In early 2019, we have entered into services agreements with Infosys Limited under which Infosys manages certain of our information technology services.
We expect to complete the IT Restructuring Plan by the end of 2019, incurring cumulative total costs of approximately $15 million in the Other segment. This total has decreased compared with the $20 million reported in the 2018 Form 10-K due to more of our IT employees transitioned to Infosys than originally contemplated, resulting in lower one-time termination benefit costs.
As of March 31, 2019, we had incurred cumulative restructuring costs under the IT Restructuring Plan of $11 million, including $7 million of one-time termination benefits and $4 million of other restructuring costs (consulting fees).
As of December 31, 2018, there was $6 million accrued under the IT Restructuring Plan, primarily for one-time termination benefits that require cash settlement. In the first quarter of 2019, we incurred $2 million of other restructuring costs, and paid $2 million to settle one-time termination benefits and $1 million to settle other restructuring costs. As of March 31, 2019, there was $5 million accrued under the IT Restructuring Plan.
2017 Restructuring Plan
As of December 31, 2018, we had $18 million of accrued liabilities for the 2017 Restructuring Plan. In the first quarter of 2019, we incurred $1 million of restructuring costs for adjustments to previously recorded lease contract termination costs implemented pursuant to the restructuring and profitability improvement plan approved by our Board in June 2017 (the “2017 Restructuring Plan”), and paid $3 million to settle one-time termination and lease contract termination costs. As of March 31, 2019, there was $16 million accrued for lease contract termination costs under the 2017 Restructuring Plan. We expect to continue to settle these liabilities through 2025, unless the leases are terminated sooner.

11. Segments
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

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 23

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
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Total revenue:
Health Plans	$4,117	$4,509
Other	2	137
Consolidated	$4,119	$4,646
The following table reconciles margin by segment to consolidated income before income taxes:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Margin:
Health Plans	$581	$601
Other	—	14
Total margin	581	615
Add: other operating revenues (1)	167	189
Less: other operating expenses (2)	(468)	(582)
Operating income	280	222
Other expenses, net	20	43
Income before income taxes	$260	$179
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fees reimbursed, and investment income and other revenue.

(2)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, and restructuring costs.

12. Commitments and Contingencies
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
Steamfitters Local 449 Pension Plan v. Molina Healthcare, Inc., et al. On October 5, 2018, the Steamfitters Local 449 Pension Plan filed its first amended class action securities complaint in the Central District Court of California against the Company and its former executive officers, J. Mario Molina, John C. Molina, Terry P. Bayer, and Rick Hopfer, Case 2:18-cv-03579. The amended complaint purports to seek recovery on behalf of all persons or entities

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 24

who purchased Molina common stock between October 31, 2014, and August 2, 2017, for alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff alleges the defendants misled investors regarding the scalability of the Company’s administrative infrastructure during the identified class period. On December 13, 2018, the Court granted the Company’s motion to dismiss in its entirety and closed the case. On January 9, 2019, plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. The Company believes it has meritorious defenses to the alleged claims and intends to defend the matter vigorously. At this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations, or cash flows.
States’ Budgets
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid and Children’s Health Insurance Program (“CHIP”) programs. The states and Commonwealth in which we operate our health plans regularly face significant budgetary pressures.

13. Leases
As discussed in Note 2, “Significant Accounting Policies,” we elected the Topic 842 transition provision that allows entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. Accordingly, the Topic 842 disclosures below are presented as of and for the three-month period ended March 31, 2019, only.
We are a party to operating and finance leases primarily for our corporate and health plan offices. Our operating leases have remaining lease terms up to 10 years, some of which include options to extend the leases for up to 10 years. Our finance leases have remaining lease terms of 3 to 19 years, some of which include options to extend the leases for up to 25 years.
The components of lease expense were as follows:

Three Months Ended March 31, 2019
(In millions)
Operating lease cost	$9

Finance lease cost:
Amortization of ROU assets	$4
Interest on lease liabilities	4
Total finance lease cost	$8
Supplemental consolidated cash flow information related to leases follows:

Three Months Ended March 31, 2019
(In millions)
Cash used in operating activities:
Operating leases	$9
Finance leases	$4
Cash used in financing activities:
Finance leases	$1
ROU assets recognized in exchange for lease obligations:
Operating leases	$94
Finance leases	$241

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 25

Supplemental information related to leases, including location of amounts reported in the accompanying consolidated balance sheets, follows:

March 31, 2019
(Dollars in millions)
Operating leases
Other assets	$83

Accounts payable and accrued liabilities	31
Other long-term liabilities	62
Total operating lease liabilities	$93

Finance leases
Property, equipment, and capitalized software, net	$237

Accounts payable and accrued liabilities	$7
Finance lease liabilities	234
Total finance lease liabilities	$241

Weighted average remaining lease term
Operating leases	4 years
Finance leases	17 years
Weighted average discount rate
Operating leases	5.5%
Finance leases	6.6%
Maturities of lease liabilities as of March 31, 2019, were as follows:

	Operating Leases	Finance Leases
	(In millions)
2019 (excluding the three months ended March 31, 2019)	$27	$16
2020	28	22
2021	18	22
2022	12	21
2023	9	21
Thereafter	9	311
Total lease payments	103	413
Less imputed interest	(10)	(172)
	$93	$241

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
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

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 27

•	cyber-attacks or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

•	the success of the Company’s health plan in Puerto Rico, including the resolution of the debt crisis and the effect of the PROMESA law, and the impact of any future significant weather events;

•	the success and renewal of the Company’s duals demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•	the accurate estimation of incurred but not reported or paid medical costs across the Company’s health plans;

•	efforts by states to recoup previously paid and recognized premium amounts;

•	complications, member confusion, eligibility redeterminations, or enrollment backlogs related to the annual renewal of Medicaid coverage;

•	government audits, reviews, comment letters, or potential investigations, and any fine, sanction, enrollment freeze, monitoring program, or premium recovery that may result therefrom;

•	changes with respect to the Company’s provider contracts and the loss of providers;

•	approval by state regulators of dividends and distributions by the Company’s health plan subsidiaries;

•	changes in funding under the Company’s contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings, including litigation involving the ACA to which we are not a direct party;

•	the relatively small number of states in which we operate health plans, including the greater scale and revenues of the Company’s California, Ohio, Texas, and Washington health plans;

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
Readers should refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
This Quarterly Report on Form 10-Q and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2018.

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500, multi-state healthcare organization, arranges for the delivery of health care services to individuals and families who receive their care through the Medicaid and Medicare programs, and through the insurance marketplaces (the “Marketplace”). Through our locally operated health plans in 14 states and the Commonwealth of Puerto Rico, we served approximately 3.4 million members as of March 31, 2019. The health plans are generally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (“HMO”).
We currently have two reportable segments: our Health Plans segment and our Other segment. We manage the vast majority of our operations through our Health Plans segment. The Other segment includes the historical results of the Medicaid management information systems (“MMIS”) and behavioral health subsidiaries that were sold in the fourth quarter of 2018, as well as certain corporate amounts not allocated to the Health Plans segment. Prior to the

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 28

fourth quarter of 2018, the MMIS subsidiary was reported as a stand-alone segment. Beginning in 2019, we no longer report service revenue or cost of service revenue as a result of the sales of the MMIS and behavioral health subsidiaries noted above.
FIRST QUARTER 2019 HIGHLIGHTS
In summary, we produced pretax earnings of $260 million and net income of $198 million in the first quarter of 2019, resulting in after-tax margin of 4.8%. These results include, on a consolidated basis, a medical care ratio (“MCR”) of 85.3% and a general and administrative (“G&A”) expense ratio of 7.3%.
Overall, the MCR decreased by 80 basis points in the first quarter of 2019, from 86.1% in the first quarter of 2018, driven by year-over-year improvement in the underlying performance across all our programs.
Program Performance. The underlying performance improved across all our programs on a year-over-year basis. The Medicaid MCR decreased to 88.5% from 90.8%, and the combined Medicare MCR improved 10 basis points, from 84.8% to 84.7%. The Marketplace MCR also improved on a year-over-year basis, excluding a $70 million benefit of the 2017 Marketplace cost sharing reduction (“CSR”) subsidies recognized in the first quarter of 2018.
Health Plan Performance. We significantly improved the performance of our locally operated health plans in 2018, and our largest health plans, from a revenue standpoint going forward, have continued to perform well into 2019. California, Illinois, Michigan and Texas, four of our largest plans, performed well during the quarter, and Florida effectively managed the transition of lost regions. In Ohio, our MCR increased year-over-year, mainly due to cost pressures in Medicaid from a shift in the Medicaid Expansion risk pool and a newly carved-in behavioral health benefit, both of which have not been adequately rated.
Operational Improvements. We continue to gain operating efficiencies, as our G&A expense ratio has improved 30 basis points year over year, from 7.6% in the first quarter of 2018. Additionally, we have recently announced new partnerships to upgrade our technology to improve claims payment processes, and to enhance utilization management of certain specialty areas.
Balance Sheet and Capital Management. In the first quarter of 2019, we repaid $46 million aggregate principal amount of our 1.125% Convertible Notes and entered into privately negotiated termination agreements to terminate the respective portion of the related 1.125% Call Option and 1.125% Warrants.
In April 2019, we repaid an additional $128 million aggregate principal amount of our 1.125% Convertible Notes and entered into privately negotiated termination agreements to terminate the respective portion of the related 1.125% Call Option and 1.125% Warrants. Following these transactions, the remaining principal amount outstanding of our 1.125% Convertible Notes is $78 million. In addition, we have received a conversion notice for $7 million principal amount that will be settled in August 2019.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 29

FINANCIAL SUMMARY

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions, except per-share amounts)
Premium revenue	$3,952	$4,323
Premium tax revenue	138	104
Health insurer fees reimbursed	—	61
Investment income and other revenue	29	24

Medical care costs	3,371	3,722
General and administrative expenses	302	352
Premium tax expenses	138	104
Health insurer fees	—	75
Restructuring costs	3	25

Operating income	280	222
Interest expense	23	33
Other (income) expenses, net	(3)	10
Income tax expense	62	72
Net income	198	107
Net income per diluted share	$2.99	$1.64

Operating Statistics:
Ending total membership	3,393,000	4,061,000
MCR (1)	85.3%	86.1%
G&A ratio (2)	7.3%	7.6%
Premium tax ratio (1)	3.4%	2.3%
Effective income tax expense rate	23.8%	40.3%
After-tax margin (2)	4.8%	2.3%
________________________

(1)	MCR represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(2)	After-tax margin represents net income as a percentage of total revenue. G&A ratio represents general and administrative expenses as a percentage of total revenue.

CONSOLIDATED RESULTS
See table below, under “Summary of Significant Items,” for details relating to significant non-run rate items.
NET INCOME AND OPERATING INCOME
Net income in the first quarter of 2019 amounted to $198 million, or $2.99 per diluted share, compared with $107 million, or $1.64 per diluted share, for the first quarter of 2018. The improvement was driven by an increase in operating income, which amounted to $280 million in the first quarter of 2019, compared with $222 million in the first quarter of 2018. The year-over-year improvement was mainly driven by declines in both the MCR and G&A ratios.
PREMIUM REVENUE
Premium revenue decreased $371 million in the first quarter of 2019, when compared with the first quarter of 2018. Member months declined 17%, partially offset by a per-member per-month (“PMPM”) revenue increase of 9%.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 30

Lower premium revenue was driven by decreases in Medicaid and Marketplace membership, partially offset by Medicaid and Marketplace premium rate increases.
MEDICAL CARE RATIO
Overall, the MCR decreased to 85.3% in the first quarter of 2019, from 86.1% in the first quarter of 2018. Excluding the $70 million benefit of the 2017 Marketplace CSR reimbursement recognized in first quarter of 2018, the MCR would have been 87.7% in the first quarter of 2018. The improvement in the first quarter of 2019 was mainly due to year-over-year improvement in the underlying performance across all of our programs.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 3.4% in the first quarter of 2019, compared with 2.3% in the first quarter of 2018. The increase is attributed to the state of Michigan implementing an insurance provider assessment in 2019.
INVESTMENT INCOME AND OTHER REVENUE
Investment income and other revenue increased to $29 million in the first quarter of 2019, compared with $24 million in the first quarter of 2018, mainly due to improved annualized portfolio yields.
GENERAL AND ADMINISTRATIVE (“G&A”) EXPENSES
The G&A expense ratio decreased to 7.3% in the first quarter of 2019, from 7.6% in the first quarter of 2018. This improvement was primarily the result of lower expenses and the timing of certain expenditures, which were partially offset by the impact associated with lower premium revenue.
HEALTH INSURER FEES
There are no health insurer fees (“HIF”) expensed or reimbursed in 2019 due to the moratorium under Public Law No. 115-120. In the first quarter of 2018, the HIF amounted to $75 million, and HIF reimbursements amounted to $61 million.
RESTRUCTURING COSTS
In the first quarter of 2019, we incurred restructuring costs of $3 million, mainly in connection with our IT Restructuring Plan that commenced in the third quarter of 2018. In the first quarter of 2018, we incurred restructuring costs of $25 million related to our 2017 Restructuring Plan.
INTEREST EXPENSE
Interest expense was $23 million in the first quarter of 2019, compared with $33 million in the first quarter of 2018. As further described below in “Liquidity,” we reduced the principal amount of outstanding debt by $46 million in the first quarter of 2019, and $759 million in the year ended December 31, 2018.
Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on convertible senior notes, which amounted to $3 million and $7 million in the first quarter of 2019, and 2018, respectively. The decline in the first quarter of 2019 is due to repayment of our convertible senior notes throughout 2018 and in the first quarter of 2019. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”
OTHER (INCOME) EXPENSES, NET
In the first quarter of 2019, we recognized debt extinguishment gains of $3 million, and in the first quarter of 2018, we recognized debt extinguishment losses of $10 million in connection with convertible senior notes repayment transactions in both periods, and an exchange transaction in the first quarter of 2018. The gain in the first quarter of 2019 was attributed to a favorable mark to market valuation on the partial termination of the Call Spread Overlay executed in connection with the related debt extinguishment. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”
INCOME TAXES
The provision for income taxes was recorded at an effective rate of 23.8% in the first quarter of 2019, compared with 40.3% in the first quarter of 2018. The effective tax rate for 2019 differs from 2018 as a result of higher non-

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 31

deductible expenses in 2018, primarily related to the non-deductible HIF. The HIF is not applicable in 2019 due to the moratorium under Public Law No. 115-120.
SUMMARY OF SIGNIFICANT ITEMS
The table below summarizes the impact of certain items significant to our financial performance in the periods presented. The individual items presented below increase (decrease) income before income tax expense.

	Three Months Ended March 31,
	2019		2018
	Amount	Per Diluted Share (1)	Amount	Per Diluted Share (1)

Marketplace CSR subsidies, for 2017 dates of service	$—	$—	$70	$0.83
Restructuring costs	(3)	(0.03)	(25)	(0.30)
Gain (loss) on debt extinguishment	3	0.03	(10)	(0.15)
	$—	$—	$35	$0.38
___________________

(1)
Except for permanent differences between GAAP and tax (such as certain expenses that are not deductible for tax purposes), per diluted share amounts are generally calculated at the statutory income tax rate of 22.6% and 22% for the first quarter of 2019 and 2018, respectively

REPORTABLE SEGMENTS
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
Margin for our Health Plans segment is referred to as “Medical Margin.” Medical Margin amounted to $581 million in the first quarter of 2019, and $601 million in the first quarter of 2018. Management’s discussion and analysis of the changes in the individual components of Medical Margin follows.
See Notes to Consolidated Financial Statements, Note 11, “Segments,” for more information on our reportable segments.

HEALTH PLANS
The Health Plans segment consists of health plans operating in 14 states and the Commonwealth of Puerto Rico. As of March 31, 2019, these health plans served approximately 3.4 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
TRENDS AND UNCERTAINTIES
Decline in Membership and Premium Revenue
Medicaid. As reported throughout 2018, our Medicaid contracts in New Mexico and in all but two regions in Florida terminated in late 2018 and early 2019. As a result, our Medicaid membership has decreased to 94,000 members in the aggregate in those states as of March 31, 2019, from 468,000 members as of December 31, 2018. During 2019, we continue to serve Medicare and Marketplace members in both Florida and New Mexico, as well as Medicaid members in two regions in Florida. In addition, our Medicaid membership has declined further in Puerto Rico as a result of the entry of more manage care organizations to that market late last year. We served approximately 207,000 members in Puerto Rico as of March 31, 2019, compared with 252,000 members as of

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 32

December 31, 2018. As a result of these market changes, we expect our Medicaid revenues to decrease in 2019.
Marketplace. We estimate that our 2019 Marketplace end-of-year enrollment will range from 270,000 to 280,000 members. This enrollment is lower than the 332,000 members enrolled as of March 31, 2019, due to expected attrition. Consequently, we expect our Marketplace revenues to decrease in 2019 compared with 2018.
Status of Upcoming Contract Reprocurements
Medicaid. In November 2018, our Texas health plan submitted two separate RFP responses: one with regard to the Texas ABD program, known in Texas as the STAR+PLUS program; and the other with regard to the Texas TANF and CHIP programs, known in Texas as the STAR and CHIP programs. We expect the STAR+PLUS award to be announced in the second quarter of 2019, with an effective date of June 1, 2020. We expect the STAR and CHIP awards to be announced in the third quarter of 2019, with an effective date of September 1, 2020. As of March 31, 2019, the membership of our Texas health plan under the existing STAR+PLUS contract was 86,000 members. We estimate annualized premium revenues of approximately $1,650 million in 2019 under our existing STAR+PLUS contract. As of March 31, 2019, the membership of our Texas health plan under the existing STAR and CHIP contracts was 120,000 members. We estimate annualized premium revenues of approximately $310 million in 2019 under our existing STAR and CHIP contracts.
We have received information that the Medicaid contracts of our Ohio and California health plans may be subject to RFP in late 2019 and 2020, respectively. A loss of any of our Texas, Ohio, or California Medicaid contracts would have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Medicaid-Medicare Plans (“MMPs”). In late April 2019, CMS approved the California Medicaid agency’s request for a three-year extension of its duals demonstration program, through December 31, 2022. We estimate annualized premium revenues of approximately $180 million in 2019 under our California MMP program.
The current authority for our MMP programs in Illinois and Ohio ends December 31, 2019. In March 2019, the Illinois Medicaid agency submitted a request to CMS for a one-year extension of its duals demonstration program, through December 31, 2020, with a possible three-year extension through 2022. We estimate annualized premium revenues of approximately $100 million in 2019 under our Illinois MMP program. In July 2018, the Ohio Medicaid agency submitted a request to Centers for Medicare and Medicaid Services (“CMS”) for a three-year extension of its duals demonstration program, through December 31, 2022. We estimate annualized premium revenues of approximately $570 million in 2019 under our Ohio MMP program.
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
ACA and the Marketplace
As a result of the election of President Trump, the Republican party’s control of the Senate and the former Republican party’s control of the House, several changes have been made to the provisions of the ACA, including reduced funding. Accordingly, the future of the ACA and its underlying programs are subject to continuing and substantial uncertainty, making long-term business planning difficult. In December 2018, in a case brought by the state of Texas and nineteen other states, a federal judge in Texas struck down the ACA based on his determination that the ACA’s individual mandate is unconstitutional and, since that mandate cannot be separated from the rest of the ACA, the judge ruled that the rest of the ACA is also unconstitutional. The decision has been appealed to the U.S. Court of Appeals for the Fifth Circuit. Other proposed changes and reforms to the ACA have included, or may include the following:

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 33

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
MEMBERSHIP
The following tables set forth our Health Plans membership as of the dates indicated:

	March 31, 2019	December 31, 2018	March 31, 2018
Ending Membership by Program:
Temporary Assistance for Needy Families (“TANF”) and Children’s Health Insurance Program (“CHIP”)	2,016,000	2,295,000	2,435,000
Medicaid Expansion	596,000	660,000	662,000
Aged, Blind or Disabled (“ABD”)	352,000	406,000	411,000
Total Medicaid	2,964,000	3,361,000	3,508,000
Medicare-Medicaid Plan (“MMP”) – Integrated (1)	56,000	54,000	56,000
Medicare Special Needs Plans (“Medicare”)	41,000	44,000	44,000
Total Medicare	97,000	98,000	100,000
Total Medicaid and Medicare	3,061,000	3,459,000	3,608,000
Marketplace	332,000	362,000	453,000
	3,393,000	3,821,000	4,061,000

Ending Membership by Health Plan:
California	600,000	608,000	656,000
Florida (2)	144,000	313,000	414,000
Illinois	219,000	224,000	151,000
Michigan	369,000	383,000	388,000
New Mexico (2)	27,000	222,000	250,000
Ohio	295,000	302,000	328,000
Puerto Rico	207,000	252,000	316,000
South Carolina	126,000	120,000	117,000
Texas	377,000	423,000	476,000
Washington	815,000	781,000	779,000
Other (3)	214,000	193,000	186,000
	3,393,000	3,821,000	4,061,000
_________________________

(1)	MMP members receive both Medicaid and Medicare coverage from Molina Healthcare.

(2)
As reported throughout 2018, our Medicaid contracts in New Mexico and in all but two regions in Florida terminated in late 2018 and early 2019. During 2019, we continue to serve Medicare and Marketplace members in both Florida and New Mexico, as well as Medicaid members in two regions in Florida.

(3)	“Other” includes the Idaho, Mississippi, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 34

FINANCIAL PERFORMANCE BY PROGRAM
The following tables summarize member months, premium revenue, medical care costs, MCR and medical margin by program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended March 31, 2019
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	6.2	$1,173	$189.36	$1,022	$165.05	87.2%	$151
Medicaid Expansion	1.8	664	369.62	594	330.45	89.4	70
ABD	1.1	1,167	1,068.43	1,042	953.48	89.2	125
Total Medicaid	9.1	3,004	330.75	2,658	292.60	88.5	346
MMP	0.2	388	2,355.29	333	2,026.83	86.1	55
Medicare	0.1	163	1,284.70	133	1,047.78	81.6	30
Total Medicare	0.3	551	1,889.47	466	1,600.84	84.7	85
Total Medicaid and Medicare	9.4	3,555	379.19	3,124	333.26	87.9	431
Marketplace	1.0	397	393.53	247	244.61	62.2	150
	10.4	$3,952	$380.59	$3,371	$324.65	85.3%	$581

	Three Months Ended March 31, 2018
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.4	$1,373	$185.14	$1,272	$171.56	92.7%	$101
Medicaid Expansion	2.0	752	372.75	641	317.46	85.2	111
ABD	1.2	1,254	1,014.23	1,155	934.55	92.1	99
Total Medicaid	10.6	3,379	316.69	3,068	287.56	90.8	311
MMP	0.2	357	2,137.88	305	1,824.21	85.3	52
Medicare	0.1	157	1,188.97	131	994.81	83.7	26
Total Medicare	0.3	514	1,718.61	436	1,457.75	84.8	78
Total Medicaid and Medicare	10.9	3,893	354.94	3,504	319.48	90.0	389
Marketplace	1.4	430	312.87	218	158.40	50.6	212
	12.3	$4,323	$350.25	$3,722	$301.55	86.1%	$601
_______________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	“MCR” represents medical costs as a percentage of premium revenue.
Medicaid Program
Our Medicaid Medical Margin increased $35 million, or 11%, in the first quarter of 2019 when compared with the first quarter of 2018, mainly due to lower MCRs in the TANF and ABD programs, which more than offset the impact of declining Medicaid premium revenue. Medicaid premium revenue decreased $375 million in the first quarter of 2019 mainly due to the loss in membership in connection with the termination of our Medicaid contracts in New Mexico and in all but two regions in Florida in late 2018 and early 2019, partially offset by increases in other markets. The improved MCRs in TANF and ABD were principally driven by lower pharmacy costs resulting from re-contracted pharmacy benefits management and our continued focus on medical cost management.
The Medical Margin of our Medicaid Expansion program declined due to lower premium revenue in California and higher inpatient and outpatient fee for service costs in California and Ohio. The decline in Expansion premium in California mainly resulted from the rate reduction we received in July 2018. As noted above, we expect lower Medicaid premium revenue throughout 2019, when compared with 2018.
Medicare Program
Our Medicare Medical Margin increased $7 million, or 9%, in the first quarter of 2019, when compared with the first quarter of 2018, mainly due to a slight improvement in the MCR. Premiums continue to increase and are higher

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 35

compared to the prior year, mainly due to increased premium revenues tied to risk scores that are more commensurate with the acuity of our population.
Marketplace Program
The Marketplace Medical Margin decreased $62 million in the first quarter of 2019, when compared with the first quarter of 2018, mainly due to a $70 million benefit of the 2017 Marketplace CSR reimbursement recognized in first quarter of 2018, and a $33 million decrease in premium revenue. The CSR benefit related to 2017 dates of service and was recognized following the federal government’s confirmation that the reconciliation would be performed on an annual basis. In the fourth quarter of 2017, we had assumed a nine-month reconciliation of this item pending confirmation of the time period to which the 2017 reconciliation would be applied. Lower Marketplace premium revenue was driven by a decrease in membership of over 20%, partially offset by premium rate increases. As noted above, we expect Marketplace premium revenue to be lower in 2019, when compared with 2018.
The MCR for the Marketplace program amounted to 62.2% in the first quarter of 2019, compared with 50.6% in the first quarter of 2018. Excluding the benefit of the 2017 Marketplace CSR reimbursement recognized in first quarter of 2018, the MCR for the first quarter of 2018 would have been approximately 66.8%. The improved MCR was driven by the impact of rate increases and increased premiums tied to risk scores, partially offset by the impact of higher acuity membership.
FINANCIAL PERFORMANCE BY HEALTH PLAN
The following tables summarize member months, premium revenue, medical care costs, MCR, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):
Health Plans Segment Financial Data — Medicaid and Medicare

	Three Months Ended March 31, 2019
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.7	$499	$299.83	$448	$269.33	89.8%	$51
Florida	0.4	162	387.48	127	303.05	78.2	35
Illinois	0.7	227	348.04	185	282.70	81.2	42
Michigan	1.1	395	363.04	326	299.99	82.6	69
Ohio	0.9	590	659.09	537	600.07	91.0	53
Puerto Rico	0.6	102	165.02	90	145.38	88.1	12
South Carolina	0.4	136	363.14	115	308.87	85.1	21
Texas	0.6	599	902.56	532	801.53	88.8	67
Washington	2.4	614	258.41	586	246.69	95.5	28
Other (1) (2)	0.6	231	370.26	178	285.13	77.0	53
	9.4	$3,555	$379.19	$3,124	$333.26	87.9%	$431

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 36

	Three Months Ended March 31, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.8	$494	$272.61	$412	$227.31	83.4%	$82
Florida	1.0	382	351.58	345	317.41	90.3	37
Illinois	0.5	141	298.17	122	257.50	86.4	19
Michigan	1.1	376	336.64	331	296.19	88.0	45
New Mexico (2)	0.7	319	466.17	310	453.30	97.2	9
Ohio	0.9	551	576.60	460	481.26	83.5	91
Puerto Rico	1.0	186	193.13	174	181.39	93.9	12
South Carolina	0.3	122	348.08	104	297.52	85.5	18
Texas	0.7	562	809.90	519	747.53	92.3	43
Washington	2.3	584	256.66	574	252.41	98.3	10
Other (1)	0.6	176	314.93	153	273.36	86.8	23
	10.9	$3,893	$354.94	$3,504	$319.48	90.0%	$389
______________________

(1)	“Other” includes the Idaho, Mississippi, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

(2)
In 2019, “Other” includes the New Mexico health plan. The New Mexico health plan’s Medicaid contract terminated on December 31, 2018, and therefore its 2019 results are not individually significant to our consolidated operating results.

Health Plans Segment Financial Data — Marketplace

	Three Months Ended March 31, 2019
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.1	$56	$342.00	$33	$201.46	58.9%	$23
Florida	0.2	61	421.17	26	177.31	42.1	35
Michigan	—	10	467.25	5	211.50	45.3	5
Ohio	—	30	853.87	15	448.51	52.5	15
Texas	0.6	148	306.36	109	226.36	73.9	39
Washington	—	47	711.60	29	435.90	61.3	18
Other (1)	0.1	45	476.11	30	314.70	66.1	15
	1.0	$397	$393.53	$247	$244.61	62.2%	$150

	Three Months Ended March 31, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.2	$49	$253.93	$31	$162.64	64.0%	$18
Florida	0.2	45	271.12	(16)	(95.60)	(35.3)	61
Michigan	0.1	13	224.11	9	144.16	64.3	4
New Mexico	0.1	34	438.67	19	246.50	56.2	15
Ohio	0.1	26	403.44	17	262.87	65.2	9
Texas	0.7	229	308.74	146	196.89	63.8	83
Washington	—	39	526.36	30	405.40	77.0	9
Other (2)	—	(5)	NM	(18)	NM	NM	13
	1.4	$430	$312.87	$218	$158.40	50.6%	$212
_________________________

(1)	“Other” includes the New Mexico, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results in 2019.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 37

(2)	“Other” includes the Utah and Wisconsin health plans, where we did not participate in the Marketplace in 2018. Therefore, the ratios for 2018 periods are not meaningful (NM).
Health Plans Segment Financial Data — Total

	Three Months Ended March 31, 2019
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.8	$555	$303.64	$481	$263.20	86.7%	$74
Florida	0.6	223	396.13	153	270.76	68.4	70
Illinois	0.7	227	348.04	185	282.70	81.2	42
Michigan	1.1	405	365.09	331	298.25	81.7	74
Ohio	0.9	620	666.41	552	594.38	89.2	68
Puerto Rico	0.6	102	165.02	90	145.38	88.1	12
South Carolina	0.4	136	363.14	115	308.87	85.1	21
Texas	1.2	747	651.67	641	559.49	85.9	106
Washington	2.4	661	270.72	615	251.83	93.0	46
Other (1) (2)	0.7	276	384.08	208	288.99	75.2	68
	10.4	$3,952	$380.59	$3,371	$324.65	85.3%	$581

	Three Months Ended March 31, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	2.0	$543	$270.80	$443	$221.03	81.6%	$100
Florida	1.2	427	340.91	329	262.65	77.0	98
Illinois	0.5	141	298.17	122	257.50	86.4	19
Michigan	1.2	389	331.08	340	288.68	87.2	49
New Mexico (2)	0.8	353	463.33	329	431.94	93.2	24
Ohio	1.0	577	565.62	477	467.41	82.6	100
Puerto Rico	1.0	186	193.13	174	181.39	93.9	12
South Carolina	0.3	122	348.08	104	297.52	85.5	18
Texas	1.4	791	551.28	665	463.37	84.1	126
Washington	2.3	623	265.20	604	257.25	97.0	19
Other (1)	0.6	171	305.94	135	240.95	78.8	36
	12.3	$4,323	$350.25	$3,722	$301.55	86.1%	$601
__________________

(1)	“Other” includes the Idaho, Mississippi, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

(2)
In 2019, “Other” includes the New Mexico health plan. The New Mexico health plan’s Medicaid contract terminated on December 31, 2018, and therefore its 2019 results are not individually significant to our consolidated operating results.

OTHER
The Other segment includes the historical results of the Medicaid management information systems (“MMIS”) and behavioral health subsidiaries that were sold in the fourth quarter of 2018, as well as certain corporate amounts not allocated to the Health Plans segment. Prior to the fourth quarter of 2018, the MMIS subsidiary was reported as a stand-alone segment. Beginning in 2019, we no longer report service revenue or cost of service revenue as a result of the sales of the MMIS and behavioral health subsidiaries noted above.
FINANCIAL OVERVIEW
The Other segment Service Margin in the first quarter of 2018 was insignificant.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 38

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
When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. The regulated health plan subsidiaries paid $289 million in such dividends to the parent company in the first quarter of 2019. No such dividends were paid in the first quarter of 2018. With regard to capital contributions, the parent company contributed capital of $80 million in the first quarter of 2018, to satisfy statutory net worth requirements. No such contributions were required in the first quarter of 2019.
Cash, cash equivalents and investments at the parent company amounted to $443 million and $170 million as of March 31, 2019, and December 31, 2018, respectively. The increase in 2019 was mainly due to cash dividends received from our regulated health plan subsidiaries, and proceeds from a draw-down under the Term Loan facility, partially offset by a partial principal repayment of our outstanding 1.125% Convertible Notes.
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
Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of 10 years or less (excluding variable rate securities, for which interest rates are periodically reset). Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels.
Our restricted investments are invested principally in certificates of deposit and U.S. Treasury securities; we have the ability to hold such restricted investments until maturity. All of our unrestricted investments are classified as current assets.
Cash Flow Activities
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(In millions)
Net cash provided by operating activities	$249	$394	$(145)
Net cash provided by investing activities	171	145	26
Net cash used in financing activities	(48)	(5)	(43)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$372	$534	$(162)
Operating Activities
We typically receive capitation payments monthly, in advance of payments for medical claims; however, state or federal payors may decide to adjust their payment schedules which could positively or negatively impact our

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 39

reported cash flows from operating activities in any given period. State or federal payors may delay our premium payments, or they may prepay the following month’s premium payment.
Net cash provided by operations for the first quarter of 2019 was $249 million, compared with $394 million for the first quarter of 2018. This decrease in cash flow of $145 million was due to settlements with government agencies, mainly related to CSR payments in 2019, timing of CMS Medicare premium receipts in 2018, the use of cash associated with declines in Medicaid and Marketplace membership, partially offset by a net benefit from timing differences in other current assets and liabilities.
Investing Activities
Net cash provided by investing activities was $171 million in the first quarter of 2019, compared with $145 million in the first quarter of 2018, an increase in cash flow of $26 million. The year over year improvement was primarily due to higher proceeds from sales and maturities of investments, net of purchases, in the first quarter of 2019, largely driven by cash flow needs associated with our financing activities, as described below.
Financing Activities
Net cash used in financing activities was $48 million in the first quarter of 2019, compared with $5 million in the first quarter of 2018, a decrease in cash flow of $43 million. The year over year decline was mainly due to $149 million in net cash paid for partial principal repayment of the 1.125% Convertible Notes and partial settlement of the related 1.125% Conversion Option, 1.125% Call Option and 1.125% Warrants in the first quarter of 2019. These settlements were partially offset by proceeds received from a $100 million draw-down under the Term Loan facility.
FINANCIAL CONDITION
We believe that our cash resources, our borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at March 31, 2019, our working capital was $2,439 million, compared with $2,216 million at December 31, 2018. At March 31, 2019, our cash and investments amounted to $4,834 million, compared with $4,629 million at December 31, 2018.
Regulatory Capital and Dividend Restrictions
Each of our HMO subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our HMO subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus (net assets) requirement, for these subsidiaries was approximately $1,020 million at March 31, 2019, and $1,040 million at December 31, 2018. Our HMO subsidiaries were in compliance with these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid through the remainder of 2019 by our HMO subsidiaries without prior approval by regulatory authorities as of March 31, 2019, is approximately $123 million in the aggregate. Our HMO subsidiaries can pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Debt Ratings
Our 5.375% Notes and 4.875% Notes are rated “BB-” by Standard & Poor’s, and “B2” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants
Our Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios, presented below, are computed as defined by the terms of the Credit Agreement.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 40

Credit Facility Financial Covenants	Required Per Agreement	As of March 31, 2019

Net leverage ratio	<4.0x	1.0x
Interest coverage ratio	>3.5x	14.7x
In addition, the indentures governing the 4.875% Notes, the 5.375% Notes and the 1.125% Convertible Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of March 31, 2019, we were in compliance with all covenants under the Credit Agreement and the indentures governing our outstanding notes.
Capital Plan Progress
In the first quarter of 2019, we repaid $46 million aggregate principal amount of our 1.125% Convertible Notes and entered into privately negotiated termination agreements to terminate the respective portion of the related 1.125% Call Option and 1.125% Warrants.
In April 2019, we repaid an additional $128 million aggregate principal amount of our 1.125% Convertible Notes and entered into privately negotiated termination agreements to terminate the respective portion of the related 1.125% Call Option and 1.125% Warrants. Following these transactions, the remaining principal amount outstanding of our 1.125% Convertible Notes is $78 million. In addition, we have received a conversion notice for $7 million principal amount that will be settled in August 2019.

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
Credit Agreement Borrowing Capacity. As of March 31, 2019, we had available borrowing capacity of $500 million under the Term Loan, following our draw down of $100 million in the first quarter of 2019. We drew down an additional $120 million under the Term Loan in April 2019, further reducing borrowing capacity by that amount permanently. Under the Term Loan facility, we may request up to ten advances, each in a minimum principal amount of $50 million, until July 31, 2020. In addition, we have available borrowing capacity of $498 million under our Credit Facility. See further discussion in the Notes to Consolidated Financial Statements, Note 7, “Debt.”
Savings from the IT Restructuring Plan. Management is focused on a margin recovery plan that includes identification and implementation of various profit improvement initiatives. To that end, we began a plan to restructure our information technology department (the “IT Restructuring Plan”) in 2018. In early 2019, we have entered into services agreements with Infosys Limited under which Infosys manages certain of our information technology services. We expect the IT Restructuring Plan to be completed by the end of 2019. We currently estimate that this plan will reduce annualized run-rate expenses by approximately $15 million to $20 million in the first full year, increasing to approximately $30 million to $35 million by the end of the fifth full year. Such savings, if achieved, would reduce Other segment general and administrative expenses in our consolidated statements of income. Further details are described in the Notes to Consolidated Financial Statements, Note 10, “Restructuring Costs.”
Future Uses
Regulatory Capital Requirements and Dividend Restrictions. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 41

1.125% Convertible Notes. The fair value of the 1.125% Convertible Notes was $716 million as of March 31, 2019, which amount reflects both the principal amount outstanding and the fair value of the 1.125% Conversion Option. Refer to the Notes to Consolidated Financial Statements, Note 7, “Debt,” for a detailed discussion of the 1.125% Convertible Notes, including recent transactions. The 1.125% Convertible Notes are convertible by the holders within one year of the current balance sheet date until they mature; therefore, they are reported in current portion of long-term debt. If conversion requests are received, the settlement of the notes must be paid in cash pursuant to the terms of the applicable indenture. We have sufficient available cash, combined with borrowing capacity available under our Credit Agreement, to fund conversions should they occur.

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2018, was disclosed in our 2018 Annual Report on Form 10-K.
Other than the financing transactions described in the Notes to Consolidated Financial Statements, Note 7, “Debt,” there were no significant changes to this previously filed information outside the ordinary course of business during the first quarter of 2019.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the first quarter of 2019, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

•
Goodwill and intangible assets, net. There have been no significant changes, during the first quarter of 2019, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2019, the fair value of our fixed income investments would decrease by approximately $13 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Notes to Consolidated Financial Statements, Note 4, “Fair Value Measurements,” and Note 5, “Investments.”
Borrowings under our Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case the applicable margin. As of March 31, 2019, $100 million was outstanding under the Term Loan facility of the Credit Agreement. For further information, see Notes to Consolidated Financial Statements, Note 7, “Debt.”

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 42

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
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 12, “Commitments and Contingencies.”

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision with respect to our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018. The risk factors described in our 2018 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, results of operations, or stock price.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf during the quarter ended March 31, 2019, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Authorized to Be Purchased Under the Plans or Programs
January 1 - January 31	1,011	$133.04	—	$—
February 1 - February 28	—	$—	—	$—
March 1 - March 31	48,228	$137.88	—	$—
Total	49,239	$137.78	—
_______________________

(1)	During the three months ended March 31, 2019, we withheld 49,239 shares of common stock under our 2011 Equity Incentive Plan to settle employee income tax obligations.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 43

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Taxonomy Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	April 30, 2019	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 30, 2019	/s/ THOMAS L. TRAN
Thomas L. Tran
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Molina Healthcare, Inc. March 31, 2019 Form 10-Q | 45