Form 10-Q
period 2019-09-30
MOLINA HEALTHCARE, INC.
filed 2019-10-30
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 25, 2019, was approximately 62,700,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$4,084	$4,337	$12,085	$13,174
Premium tax revenue	119	110	367	320
Health insurer fees reimbursed	—	83	—	248
Service revenue	—	130	—	391
Investment income and other revenue	40	37	103	93
Total revenue	4,243	4,697	12,555	14,226
Operating expenses:
Medical care costs	3,523	3,790	10,360	11,362
General and administrative expenses	323	311	953	998
Premium tax expenses	119	110	367	320
Health insurer fees	—	87	—	261
Depreciation and amortization	21	25	68	76
Restructuring costs	—	5	5	38
Cost of service revenue	—	111	—	349
Total operating expenses	3,986	4,439	11,753	13,404
Gain on sale of subsidiary	—	37	—	37
Operating income	257	295	802	859
Other expenses, net:
Interest expense	22	26	67	91
Other expenses (income), net	2	10	(15)	25
Total other expenses, net	24	36	52	116
Income before income tax expense	233	259	750	743
Income tax expense	58	62	181	237
Net income	$175	$197	$569	$506

Net income per share:
Basic	$2.81	$3.22	$9.15	$8.32
Diluted	$2.75	$2.90	$8.80	$7.60
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions) (Unaudited)
Net income	$175	$197	$569	$506
Other comprehensive income (loss):
Unrealized investment income (loss)	—	1	17	(5)
Less: effect of income taxes	—	—	4	(1)
Other comprehensive income (loss), net of tax	—	1	13	(4)
Comprehensive income	$175	$198	$582	$502
See accompanying notes.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,679	$2,826
Investments	1,757	1,681
Receivables	1,280	1,330
Prepaid expenses and other current assets	140	149
Derivative asset	21	476
Total current assets	5,877	6,462
Property, equipment, and capitalized software, net	379	241
Goodwill and intangible assets, net	176	190
Restricted investments	79	120
Deferred income taxes	82	117
Other assets	108	24
	$6,701	$7,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,975	$1,961
Amounts due government agencies	612	967
Accounts payable and accrued liabilities	478	390
Deferred revenue	207	211
Current portion of long-term debt	15	241
Derivative liability	21	476
Total current liabilities	3,308	4,246
Long-term debt	1,239	1,020
Finance lease liabilities	233	197
Other long-term liabilities	90	44
Total liabilities	4,870	5,507
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 63 million shares at September 30, 2019, and 62 million shares at December 31, 2018	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	160	643
Accumulated other comprehensive income (loss)	5	(8)
Retained earnings	1,666	1,012
Total stockholders’ equity	1,831	1,647
	$6,701	$7,154
See accompanying notes.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
	(Unaudited)
Balance at December 31, 2018	62	$—	$643	$(8)	$1,012	$1,647
Net income	—	—	—	—	198	198
Adoption of new accounting standard	—	—	—	—	85	85
Partial termination of 1.125% Warrants	—	—	(103)	—	—	(103)
Other comprehensive income, net	—	—	—	5	—	5
Share-based compensation	1	—	3	—	—	3
Balance at March 31, 2019	63	—	543	(3)	1,295	1,835
Net income	—	—	—	—	196	196
Partial termination of 1.125% Warrants	—	—	(321)	—	—	(321)
Other comprehensive income, net	—	—	—	8	—	8
Share-based compensation	—	—	18	—	—	18
Balance at June 30, 2019	63	—	240	5	1,491	1,736
Net income	—	—	—	—	175	175
Partial termination of 1.125% Warrants	—	—	(90)	—	—	(90)
Share-based compensation	—	—	10	—	—	10
Balance at September 30, 2019	63	$—	$160	$5	$1,666	$1,831

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
	(Unaudited)
Balance at December 31, 2017	60	$—	$1,044	$(5)	$298	$1,337
Net income	—	—	—	—	107	107
Adoption of new accounting standards	—	—	—	(1)	7	6
Exchange of 1.625% Convertible Notes	2	—	108	—	—	108
Other comprehensive loss, net	—	—	—	(6)	—	(6)
Share-based compensation	—	—	1	—	—	1
Balance at March 31, 2018	62	—	1,153	(12)	412	1,553
Net income	—	—	—	—	202	202
Partial termination of 1.125% Warrants	—	—	(113)	—	—	(113)
Other comprehensive income, net	—	—	—	1	—	1
Share-based compensation	—	—	15	—	—	15
Balance at June 30, 2018	62	—	1,055	(11)	614	1,658
Net income	—	—	—	—	197	197
Partial termination of 1.125% Warrants	—	—	(306)	—	—	(306)
Conversion of 1.625% Convertible Notes	—	—	4	—	—	4
Other comprehensive income, net	—	—	—	1	—	1
Share-based compensation	—	—	7	—	—	7
Balance at September 30, 2018	62	$—	$760	$(10)	$811	$1,561
See accompanying notes.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(In millions) (Unaudited)
Operating activities:
Net income	$569	$506
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68	104
Deferred income taxes	7	(32)
Share-based compensation	29	20
Amortization of convertible senior notes and finance lease liabilities	5	18
(Gain) loss on debt extinguishment	(15)	25
Non-cash restructuring costs	—	17
Gain on sale of subsidiary	—	(37)
Other, net	(5)	6
Changes in operating assets and liabilities:
Receivables	50	(507)
Prepaid expenses and other current assets	(6)	(117)
Medical claims and benefits payable	14	(144)
Amounts due government agencies	(355)	(511)
Accounts payable and accrued liabilities	37	398
Deferred revenue	(4)	(55)
Income taxes	4	118
Net cash provided by (used in) operating activities	398	(191)
Investing activities:
Purchases of investments	(1,938)	(1,202)
Proceeds from sales and maturities of investments	1,890	2,070
Purchases of property, equipment and capitalized software	(30)	(24)
Other, net	(2)	(23)
Net cash (used in) provided by investing activities	(80)	821
Financing activities:
Repayment of principal amount of 1.125% Convertible Notes	(240)	(236)
Cash paid for partial settlement of 1.125% Conversion Option	(578)	(477)
Cash received for partial termination of 1.125% Call Option	578	477
Cash paid for partial termination of 1.125% Warrants	(514)	(419)
Proceeds from borrowings under Term Loan Facility	220	—
Repayment of Credit Facility	—	(300)
Repayment of 1.625% Convertible Notes	—	(64)
Other, net	24	7
Net cash used in financing activities	(510)	(1,012)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(192)	(382)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	2,926	3,290
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$2,734	$2,908

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 6

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended September 30,
	2019	2018
	(In millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(7)	$(6)

Details of sale of subsidiary:
Decrease in carrying amount of assets	$—	$(243)
Decrease in carrying amount of liabilities	—	59
Transaction costs	—	(12)
Receivable from buyer - recorded in prepaid expenses and other current assets	—	233
Gain on sale of subsidiary	$—	$37

Details of change in fair value of derivatives, net:
Gain on 1.125% Call Option	$124	$321
Loss on 1.125% Conversion Option	(124)	(321)
Change in fair value of derivatives, net	$—	$—

1.625% Convertible Notes exchange transaction:
Common stock issued in exchange for 1.625% Convertible Notes	$—	$131
Component allocated to additional paid-in capital, net of income taxes	—	(23)
Net increase to additional paid-in capital	$—	$108
See accompanying notes.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2019

1. Organization and Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides managed healthcare services under the Medicaid and Medicare programs and through the state insurance marketplaces (the “Marketplace”). We currently have two reportable segments: our Health Plans segment and our Other segment. We manage the vast majority of our operations through our Health Plans segment. The Other segment includes the historical results of the Medicaid management information systems (“MMIS”) and behavioral health subsidiaries we sold in late 2018, as well as certain corporate amounts not allocated to the Health Plans segment.
The Health Plans segment consists of health plans operating in 14 states and the Commonwealth of Puerto Rico. As of September 30, 2019, these health plans served approximately 3.3 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals including Marketplace members, most of whom receive government subsidies for premiums. The health plans are generally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (“HMO”).
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
Subsequent Events
Texas Health Plan. On October 29, 2019, the Texas Health and Human Services Commission (HHSC) notified our Texas health plan, Molina Healthcare of Texas, Inc., that HHSC intends to award contracts to Molina Healthcare of Texas, Inc. for the STAR+PLUS program in the Hidalgo and North East service areas. The awards will be for an initial contract term of 3 years, and anticipated to have an operational effective date of September 1, 2020. STAR+PLUS is a Texas Medicaid Managed Care program integrating the delivery of Acute Care services and Long-Term Services and Supports (LTSS) for people who are age 65 or older, blind, or disabled. Currently, our Texas health plan services the Bexar, Dallas, El Paso, Harris, Hidalgo, and Jefferson service areas, with total membership of approximately 86,000 enrollees. Under the existing STAR+PLUS contract, the premium revenue for this program amounted to approximately $1.2 billion for the nine months ended September 30, 2019.
New York Health Plan. On October 10, 2019, we entered into a definitive agreement to acquire certain assets of YourCare Health Plan, Inc. Upon the closing of this transaction, expected to occur in early 2020, we will serve approximately 46,000 Medicaid members in seven counties in Western New York. The purchase price of approximately $40 million will be funded with available cash, and the closing is subject to customary closing conditions.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the nine months ended September 30, 2019, are not necessarily indicative of the results for the entire year ending December 31, 2019.
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

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 8

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

	September 30,
	2019	2018
	(In millions)
Cash and cash equivalents	$2,679	$2,814
Restricted cash and cash equivalents	55	94
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the statements of cash flows	$2,734	$2,908

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
Contractual Provisions That May Adjust or Limit Revenue or Profit
Medicaid Program
Medical Cost Floors (Minimums), and Medical Cost Corridors. A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded liabilities under the terms of such contract provisions of $95 million and $103 million at September 30, 2019 and December 31, 2018, respectively. Approximately $78 million and $87 million of the liabilities accrued at September 30, 2019 and December 31, 2018, respectively, relate to our participation in Medicaid Expansion programs.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Receivables relating to such provisions were insignificant at September 30, 2019 and December 31, 2018.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 9

Profit Sharing and Profit Ceiling. Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Liabilities for profits in excess of the amount we are allowed to retain under these provisions were insignificant at September 30, 2019 and December 31, 2018.
Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, based on our best estimate of the ultimate premium we expect to realize for the period being adjusted.
Medicare Program
Risk Adjusted Premiums. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and Centers for Medicare and Medicaid Services (“CMS”) practices. Consolidated balance sheet amounts related to anticipated Medicare risk adjusted premiums and Medicare Part D settlements were insignificant at September 30, 2019 and December 31, 2018.
Minimum MLR. The Affordable Care Act (“ACA”) has established a minimum annual medical loss ratio (“Minimum MLR”) of 85% for Medicare. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. The amounts payable for the Medicare Minimum MLR were not significant at September 30, 2019 and December 31, 2018.
Marketplace Program
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of September 30, 2019, Marketplace risk adjustment payables amounted to $285 million and related receivables amounted to $76 million, for a net payable of $209 million. As of December 31, 2018, Marketplace risk adjustment payables amounted to $466 million and related receivables amounted to $34 million, for a net payable of $432 million.
Minimum MLR. The ACA has established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. Aggregate balance sheet amounts related to the Minimum MLR were insignificant at September 30, 2019 and December 31, 2018.
A summary of the categories of amounts due government agencies follows:

	September 30, 2019	December 31, 2018
	(In millions)
Medicaid program:
Medical cost floors and corridors	$95	$103
Other amounts due to states	69	81
Marketplace program:
Risk adjustment	285	466
Cost sharing reduction (“CSR”)	—	183
Other	163	134
Total amounts due government agencies	$612	$967

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 10

Quality Incentives
At many of our health plans, revenue ranging from approximately 1% to 4% of certain health plan premiums is earned only if certain performance measures are met. Such performance measures are generally found in our Medicaid and MMP contracts. As described in Note 1, “Organization and Basis of Presentation–Use of Estimates,” recognition of quality incentive premium revenue is subject to the use of estimates.
We believe that the adjustments to prior years noted below are generally indicative of the potential future changes in our estimates as of September 30, 2019. The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Maximum available quality incentive premium - current period	$47	$48	$138	$135

Quality incentive premium revenue recognized in current period:
Earned current period	$46	$39	$109	$97
Earned prior periods	5	9	35	32
Total	$51	$48	$144	129

Quality incentive premium revenue recognized as a percentage of total premium revenue	1.2%	1.1%	1.2%	1.0%

Medical Care Costs
Marketplace Program
In the nine months ended September 30, 2018, we recognized a benefit of approximately $81 million in reduced medical care costs related to 2017 dates of service, including $5 million in the third quarter of 2018, as a result of the federal government’s confirmation that the reconciliation of 2017 Marketplace CSR subsidies would be performed on an annual basis. In the fourth quarter of 2017, we had assumed a nine-month reconciliation of this item pending confirmation of the time period to which the 2017 reconciliation would be applied.
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

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 11

For further information, including the amount and location of the ROU assets and lease liabilities recognized in the accompanying consolidated balance sheet, see Note 13, “Leases.” For further information regarding our adoption and implementation of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), see Recent Accounting Pronouncements Adopted, below.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels. Our investments consist primarily of investment-grade debt securities with a maximum maturity of 10 years, or 10 years average life for structured securities. Restricted investments are invested principally in cash, cash equivalents, and U.S. Treasury securities. Concentration of credit risk with respect to accounts receivable is generally limited because our payors consist principally of the federal government, and governments of each state or commonwealth in which our health plan subsidiaries operate.
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

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 12

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
This standard introduces a new current expected credit loss (“CECL”) model for measuring expected credit losses for certain types of financial instruments and replaces the incurred loss model. The CECL model requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount companies expect to collect over the instrument’s contractual life after consideration of historical experience, current conditions, and reasonable and supportable forecasts. This standard also introduces targeted changes to the available-for-sale (“AFS”) debt securities impairment model. ASU 2016-13 is effective beginning January 1, 2020, and must be adopted as a cumulative effect adjustment to retained earnings; early adoption is permitted.
The most significant type of financial instrument reported in our consolidated balance sheets, subject to the CECL model, is Receivables. As of September 30, 2019, over 70%, or approximately $970 million of the Receivables balance constitutes receivables from state and federal government agencies. Based on our preliminary analysis, we believe that the credit risk associated with such receivables is nominal due to a very low risk of default.
The AFS debt securities impairment model will apply to “Investments” reported in our consolidated balance sheets. We believe that the credit risk associated with our non-government issued Investments is nominal due to the high quality of such investments.
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

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 13

3. Net Income per Share
The following table sets forth the calculation of net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except net income per share)
Numerator:
Net income	$175	$197	$569	$506
Denominator:
Shares outstanding at the beginning of the period	62.2	61.3	62.1	59.3
Weighted-average number of shares issued:
Exchange of 1.625% Convertible Notes	—	—	—	1.3
Stock-based compensation	—	—	0.1	0.2
Denominator for net income per share, basic	62.2	61.3	62.2	60.8
Effect of dilutive securities:
1.125% Warrants (1)	0.8	5.6	1.8	5.0
1.625% Convertible Notes	—	0.6	—	0.5
Stock-based compensation	0.6	0.4	0.6	0.3
Denominator for net income per share, diluted	63.6	67.9	64.6	66.6

Net income per share: (2)
Basic	$2.81	$3.22	$9.15	$8.32
Diluted	$2.75	$2.90	$8.80	$7.60
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
Derivative financial instruments include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability (see Note 8 “Derivatives,” for definitions and further information). These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of September 30, 2019, included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of income. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such derivative instruments is mitigated.
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the nine months ended September 30, 2019.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 14

Our financial instruments measured at fair value on a recurring basis at September 30, 2019, were as follows:

	Total	Observable Inputs (Level 1)	Directly or Indirectly Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,129	$—	$1,129	$—
Mortgage-backed securities	303	—	303	—
Asset-backed securities	110	—	110	—
Government-sponsored enterprise securities (“GSEs”)	97	—	97	—
Municipal securities	68	—	68	—
U.S. Treasury notes	40	—	40	—
Foreign securities	7	—	7	—
Certificates of deposit	3	—	3	—
Subtotal - current investments	1,757	—	1,757	—
1.125% Call Option derivative asset	21	—	—	21
Total assets	$1,778	$—	$1,757	$21

1.125% Conversion Option derivative liability	$21	$—	$—	$21
Total liabilities	$21	$—	$—	$21
Our financial instruments measured at fair value on a recurring basis at December 31, 2018, were as follows:

	Total	Observable Inputs (Level 1)	Directly or Indirectly Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,123	$—	$1,123	$—
Asset-backed securities	82	—	82	—
GSEs	163	—	163	—
Municipal securities	114	—	114	—
U.S. Treasury notes	181	—	181	—
Foreign securities	4	—	4	—
Certificates of deposit	14	—	14	—
Subtotal	1,681	—	1,681	—
1.125% Call Option derivative asset	476	—	—	476
Total assets	$2,157	$—	$1,681	$476

1.125% Conversion Option derivative liability	$476	$—	$—	$476
Total liabilities	$476	$—	$—	$476

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 15

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets. The carrying amount and estimated fair value of the Term Loan Facility is classified as a Level 3 financial instrument, because certain inputs used to determine its fair value are not observable. As of September 30, 2019, the carrying amount of the Term Loan Facility approximated fair value because its interest rate is a variable rate that approximates rates currently available to us.

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
5.375% Notes	$695	$744	$694	$674
4.875% Notes	327	334	326	301
Term Loan Facility	220	220	—	—
1.125% Convertible Notes (1),(2)	12	34	240	732
Totals	$1,254	$1,332	$1,260	$1,707

______________________

(1)
The fair value of the 1.125% Conversion Option (the embedded cash conversion option), which is reflected in the fair value amounts presented above, amounted to $21 million and $476 million as of September 30, 2019, and December 31, 2018, respectively. See further discussion at Note 7, “Debt,” and Note 8, “Derivatives.”

(2)	For more information on debt repayments in 2019, refer to Note 7, “Debt.”

5. Investments
Available-for-Sale Investments
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our investments as of the dates indicated:

	September 30, 2019
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,125	$5	$1	$1,129
Mortgage-backed securities	302	1	—	303
Asset-backed securities	109	1	—	110
GSEs	97	—	—	97
Municipal securities	68	—	—	68
U.S. Treasury notes	40	—	—	40
Foreign securities	7	—	—	7
Certificates of deposit	3	—	—	3
Totals	$1,751	$7	$1	$1,757

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 16

	December 31, 2018
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,131	$—	$8	$1,123
Asset-backed securities	83	—	1	82
GSEs	164	—	1	163
Municipal securities	115	—	1	114
U.S. Treasury notes	181	—	—	181
Foreign securities	4	—	—	4
Certificates of deposit	14	—	—	14
Totals	$1,692	$—	$11	$1,681

The contractual maturities of our available-for-sale investments as of September 30, 2019 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$498	$498
Due after one year through five years	875	878
Due after five years through ten years	107	108
Due after ten years	271	273
Totals	$1,751	$1,757

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains amounted to $11 million in the third quarter of 2019 and nine months ended September 30, 2019. Gross realized investment losses were insignificant in the third quarter of 2019 and nine months ended September 30, 2019. Gross realized investment gains and losses were insignificant in the third quarter of 2018 and nine months ended September 30, 2018.
We have determined that unrealized losses at September 30, 2019, and December 31, 2018, are temporary in nature, because the change in market value for these securities has resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of September 30, 2019:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$151	$1	90	$—	$—	—
Totals	$151	$1	90	$—	$—	—

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 17

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

Held-to-Maturity Investments
Pursuant to the regulations governing our Health Plans segment subsidiaries, we maintain statutory deposits and deposits required by government authorities primarily in cash, cash equivalents, and U.S. Treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. The use of these funds is limited as required by regulations in the various states in which we operate, or as needed in the event of insolvency of capitated providers. Therefore, such investments are reported as non-current “Restricted investments” in the accompanying consolidated balance sheets. We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates.
Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $79 million at September 30, 2019, and mature in one year or less.

6. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated.

	September 30, 2019	December 31, 2018
	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$1,424	$1,562
Pharmacy payable	128	115
Capitation payable	57	52
Other	366	232
	$1,975	$1,961

“Other” medical claims and benefits payable includes non-risk provider payables, where we act as an intermediary on behalf of various government agencies, for certain providers, without assuming financial risk. Such receipts from government agencies and payments to providers do not impact our consolidated statements of income. Non-risk provider payables amounted to $239 million and $107 million as of September 30, 2019, and December 31, 2018, respectively.
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

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 18

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Medical claims and benefits payable, beginning balance	$1,961	$2,192
Components of medical care costs related to:
Current period	10,613	11,670
Prior periods (1)	(253)	(308)
Total medical care costs	10,360	11,362
Change in non-risk and other provider payables	131	60
Payments for medical care costs related to:
Current period	8,996	9,866
Prior periods	1,481	1,706
Total paid	10,477	11,572
Medical claims and benefits payable, ending balance	$1,975	$2,042

_______________________

(1)	The September 30, 2018, amount includes the 2018 benefit of the 2017 Marketplace CSR reimbursement of $81 million.
Our estimates of medical claims and benefits payable recorded at December 31, 2018, and 2017 developed favorably by approximately $253 million and $308 million as of September 30, 2019, and 2018, respectively.
The favorable prior year development recognized in the nine months ended September 30, 2019, was primarily due to lower than expected utilization of medical services by our Medicaid members, and improved operating performance. Consequently, the ultimate costs recognized in 2019, as claims payments were processed, were lower than our original estimates in 2018.

7. Debt
As of September 30, 2019, contractual maturities of debt were as follows. All amounts represent the principal amounts due on the debt instruments outstanding as of December 31 for each year presented, based on September 30, 2019 balances.

	Total	2020	2021	2022	2023	2024	Thereafter
	(In millions)
5.375% Notes	$700	$—	$—	$700	$—	$—	$—
4.875% Notes	330	—	—	—	—	—	330
Term Loan Facility	220	6	16	22	22	154	—
1.125% Convertible Notes	12	12	—	—	—	—	—
Totals	$1,262	$18	$16	$722	$22	$154	$330

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 19

All of our debt is held at the parent, which is reported, for segment purposes, in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets:

	September 30, 2019	December 31, 2018
	(In millions)
Current portion of long-term debt:
1.125% Convertible Notes, net of unamortized discount	$12	$241
Term Loan Facility	3	—
Lease financing obligations	—	1
Debt issuance costs	—	(1)
	$15	$241
Non-current portion of long-term debt:
5.375% Notes	$700	$700
4.875% Notes	330	330
Term Loan Facility	217	—
Debt issuance costs	(8)	(10)
Totals	$1,239	$1,020

Interest cost recognized relating to our convertible senior notes for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Contractual interest at coupon rate	$—	$1	$1	$5
Amortization of the discount	1	5	5	18
Totals	$1	$6	$6	$23

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
The Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. As of September 30, 2019, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt. Effective as of the date of the Sixth Amendment to the Credit Agreement described below, there are no guarantors as parties to the Credit Agreement.
Term Loan Facility. In January 2019, we entered into a Sixth Amendment to the Credit Agreement that provided for a delayed draw Term Loan Facility in the aggregate principal amount of $600 million, under which we may request up to ten advances, each in a minimum principal amount of $50 million, until July 31, 2020. The Term Loan Facility will amortize in quarterly installments, commencing on September 30, 2020, equal to the principal amount of the Term Loan Facility outstanding multiplied by rates ranging from 1.25% to 2.50% (depending on the applicable fiscal quarter) for each fiscal quarter. The Term Loan Facility expires on January 31, 2024; any remaining outstanding balance under the Term Loan Facility will be due and payable on that date. As of September 30, 2019, $220 million was outstanding under the Term Loan Facility. Each advance under the Term Loan Facility results in a permanent reduction to its borrowing capacity; therefore, our borrowing capacity under the Term Loan Facility as of September 30, 2019, was $380 million.
Credit Facility. The Credit Facility expires on January 31, 2022; therefore, any amounts outstanding under the Credit Facility will be due and payable on that date. As of September 30, 2019, no amounts were outstanding under the Credit Facility, and outstanding letters of credit amounting to $2 million reduced our borrowing capacity under the Credit Facility to $498 million.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 20

5.375% Notes due 2022
We had $700 million aggregate principal amount of senior notes (the “5.375% Notes”) outstanding as of September 30, 2019, which are due November 15, 2022, unless earlier redeemed. Interest, at a rate of 5.375% per annum, is payable semiannually in arrears on May 15 and November 15. The 5.375% Notes contain customary non-financial covenants and change in control provisions.
4.875% Notes due 2025
We had $330 million aggregate principal amount of senior notes (the “4.875% Notes”) outstanding as of September 30, 2019, which are due June 15, 2025, unless earlier redeemed. Interest, at a rate of 4.875% per annum, is payable semiannually in arrears on June 15 and December 15. The 4.875% Notes contain customary non-financial covenants and change of control provisions.
1.125% Cash Convertible Senior Notes due 2020
In the nine months ended September 30, 2019, we received conversion requests and we entered into privately negotiated note purchase agreements with certain holders of our outstanding 1.125% cash convertible senior notes due January 15, 2020 (the “1.125% Convertible Notes”).
In the third quarter of 2019, we paid $161 million to settle $55 million aggregate principal amount, or $54 million aggregate carrying amount, of the 1.125% Convertible Notes, including the related 1.125% Convertible Notes’ embedded cash conversion option (which is a derivative liability we refer to as the “1.125% Conversion Option”) and the mark to market valuation adjustments discussed below.
In the nine months ended September 30, 2019, we paid $794 million to settle $240 million aggregate principal amount, or $232 million aggregate carrying amount, of the 1.125% Convertible Notes, including the related 1.125% Conversion Option and the mark to market valuation adjustments discussed below.
In the three and nine months ended September 30, 2019, we recorded a loss on debt extinguishment of $2 million, and a gain on debt extinguishment of approximately $15 million, respectively, for the 1.125% Convertible Notes repayments (net of accelerated original issuance discount amortization), primarily relating to mark to market valuations on the partial terminations of the Call Spread Overlay executed in connection with the related debt repayments. These amounts are reported in “Other expenses (income), net” in the accompanying consolidated statements of income. No common shares were issued in connection with the transaction.
In connection with the 1.125% Convertible Notes purchases, we also entered into privately negotiated agreements in the first, second, and third quarters of 2019, to partially terminate the Call Spread Overlay, defined and further discussed in Note 8, “Derivatives,” and Note 9, “Stockholders' Equity.” The net cash proceeds from the Call Spread Overlay partial termination transactions partially offset the cash paid to settle the 1.125% Convertible Notes.
Following the transactions described above, $12 million aggregate principal amount of the 1.125% Convertible Notes were outstanding at September 30, 2019. Interest at a rate of 1.125% per annum is payable semiannually in arrears on January 15 and July 15. The 1.125% Convertible Notes are convertible only into cash, and not into shares of our common stock or any other securities. The initial conversion rate is 24.5277 shares of our common stock per $1,000 principal amount, or approximately $40.77 per share of our common stock. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount, equal to the settlement amount, determined in the manner set forth in the indenture. We may not redeem the 1.125% Convertible Notes prior to the maturity date. The 1.125% Convertible Notes mature on January 15, 2020; therefore, they are reported in current portion of long-term debt.
Concurrent with the issuance of the 1.125% Convertible Notes in 2013, the 1.125% Conversion Option was separated from the 1.125% Convertible Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of income until the 1.125% Conversion Option fully settles or expires. This initial liability simultaneously reduced the carrying value of the 1.125% Convertible Notes’ principal amount (effectively an original issuance discount), which is amortized to the principal amount through the recognition of non-cash interest expense over the expected life of the debt. The effective interest rate of 6% approximates the interest rate we would have incurred had we issued nonconvertible debt with otherwise similar terms. As of September 30, 2019, the 1.125% Convertible Notes had a remaining amortization period of less than one year, and their ‘if-converted’ value exceeded their principal amount by approximately $28 million and $581 million as of September 30, 2019 and December 31, 2018, respectively.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 21

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

8. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the accompanying consolidated balance sheets:

	Balance Sheet Location	September 30, 2019	December 31, 2018
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$21	$476
Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$21	$476

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
In the nine months ended September 30, 2019, in connection with the 1.125% Convertible Notes purchases (described in Note 7, “Debt”), we entered into privately negotiated termination agreements with each of the Counterparties to partially terminate the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Convertible Notes purchased.
In the third quarter of 2019, we received $105 million for the settlement of the 1.125% Call Option (which is a derivative asset), and paid $90 million for the partial termination of the 1.125% Warrants, for an aggregate net cash receipt of $15 million from the Counterparties.
In the nine months ended September 30, 2019, we received $578 million for the settlement of the 1.125% Call Option (which is a derivative asset), and paid $514 million for the partial termination of the 1.125% Warrants, for an aggregate net cash receipt of $64 million from the Counterparties.
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

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 22

As of September 30, 2019, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Convertible Notes mature on January 15, 2020, as described in Note 7, “Debt.”

9. Stockholders' Equity
1.125% Warrants
In connection with the Call Spread Overlay transaction described in Note 8, “Derivatives,” in 2013, we issued 13.5 million warrants with a strike price of $53.8475 per share. Under certain circumstances, beginning in April 2020, if the price of our common stock exceeds the strike price of the 1.125% Warrants, we will be obligated to issue shares of our common stock subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, “Net Income per Share,” for dilution information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Following the transactions described below, 0.3 million of the 1.125% Warrants remain outstanding.
As described in Note 8, “Derivatives,” in the nine months ended September 30, 2019, we entered into privately negotiated termination agreements with each of the Counterparties to partially terminate the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Convertible Notes purchased.
In the third quarter of 2019, we paid $90 million to the Counterparties for the termination of 1.4 million of the 1.125% Warrants outstanding, which resulted in a reduction of additional paid-in-capital for the same amount.
In the nine months ended September 30, 2019, we paid $514 million to the Counterparties for the termination of 5.9 million of the 1.125% Warrants outstanding, which resulted in a reduction of additional paid-in-capital for the same amount.
Share-Based Compensation
In connection with our employee stock plans, approximately 184,000 shares of common stock vested or were purchased, net of shares used to settle employees’ income tax obligations, during the nine months ended September 30, 2019.
Share-based compensation is recorded to “General and administrative expenses” in the accompanying consolidated statements of income. Total share-based compensation expense amounted to $10 million and $7 million, respectively, in the three months ended September 30, 2019 and 2018. Total share-based compensation expense amounted to $29 million and $20 million, respectively, in the nine months ended September 30, 2019 and 2018.
Equity Incentive Plan
In the second quarter of 2019, our stockholders approved the Molina Healthcare, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The 2019 EIP provides for awards, in the form of restricted stock awards, performance units, stock options, and other stock– or cash–based awards, to eligible persons who perform services for us. The 2019 EIP will remain in effect until its termination by the board of directors; provided, however, that all awards will be granted no later than May 8, 2029. Concurrent with the adoption of the 2019 EIP, the Molina Healthcare, Inc. 2011 Equity Incentive Plan was amended, restated and merged into the 2019 EIP. A maximum of 2.9 million shares of our common stock may be issued under the 2019 EIP.
As of September 30, 2019, there was $55 million of total unrecognized compensation expense related to unvested restricted stock awards (“RSAs”), and performance stock units (“PSUs”), which we expect to recognize over remaining weighted-average periods of 2.5 years and 1.8 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 16.2% for non-executive employees as of September 30, 2019.
Also as of September 30, 2019, there was $5 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 1.0 year. No stock options were granted or exercised in the nine months ended September 30, 2019.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 23

Activity for RSAs, performance stock awards (“PSAs”) and PSUs is summarized below:

	RSAs	PSAs	PSUs	Total	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2018	399,795	3,132	201,383	604,310	$71.50
Granted	228,902	—	141,828	370,730	137.53
Vested	(133,828)	(3,132)	(10,528)	(147,488)	72.21
Forfeited	(46,780)	—	(11,616)	(58,396)	87.99
Unvested balance, September 30, 2019	448,089	—	321,067	769,156	$101.93
The aggregate fair values of RSAs, PSUs and PSAs granted and vested are presented in the following table:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Granted:
RSAs	$32	$26
PSUs	19	16
Total granted	$51	$42
Vested:
RSAs	$18	$14
PSUs	2	—
PSAs	—	3
Total vested	$20	$17

Employee Stock Purchase Plan
In May 2019, our stockholders approved the Molina Healthcare, Inc. 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which superseded the Molina Healthcare, Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”). A maximum of 3.0 million shares of our common stock may be issued under the 2019 ESPP, the terms of which are substantially similar to the 2011 ESPP. The 2019 ESPP will continue until the earliest of: termination of the 2019 ESPP by the board of directors (which may occur at any time); issuance of all of the shares reserved for issuance under the 2019 ESPP; or May 9, 2029.

10. Restructuring Costs
Restructuring costs are reported by the same name in the accompanying consolidated statements of income.
IT Restructuring Plan
Management is focused on a margin recovery plan that includes identification and implementation of various profit improvement initiatives. To that end, we began a plan to restructure our information technology department (the “IT Restructuring Plan”) in 2018, which is reported in the Other segment. In early 2019, we entered into services agreements with an outsourcing vendor who manages certain of our information technology services.
We expect the IT Restructuring Plan to be substantially completed by the end of 2019. We estimate that we will incur approximately $15 million of cumulative total costs, which is lower than the $20 million reported in our Annual Report on Form 10-K for the year ended December 31, 2018, because more of our IT employees transitioned to our outsourcing vendor than originally contemplated. Once employed by our outsourcing vendor, such employees are no longer included in the IT Restructuring Plan, resulting in lower one-time termination costs.
As of December 31, 2018, there was $6 million accrued under the IT Restructuring Plan, primarily for one-time termination benefits that require cash settlement. In the nine months ended September 30, 2019, we incurred $2 million of other restructuring costs, paid $5 million to settle one-time termination benefits, and paid $3 million to settle other restructuring costs. As of September 30, 2019, no amounts were accrued under the IT Restructuring Plan.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 24

As of September 30, 2019, we had incurred cumulative restructuring costs under the IT Restructuring Plan of $11 million, including $7 million of one-time termination benefits and $4 million of other restructuring costs (primarily consulting fees).
2017 Restructuring Plan
As of December 31, 2018, accrued liabilities of $18 million remained for the restructuring and profitability improvement plan approved by the board of directors in June 2017 (the “2017 Restructuring Plan”). In the nine months ended September 30, 2019, we incurred $3 million of restructuring costs for adjustments to previously recorded lease contract termination costs, and paid $7 million to settle one-time termination and lease contract termination costs. As of September 30, 2019, accrued liabilities of $14 million remained for lease contract termination costs under the 2017 Restructuring Plan. We expect to continue to settle these liabilities through 2025, unless the leases are terminated sooner.

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
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Total revenue:
Health Plans	$4,239	$4,565	$12,546	$13,826
Other	4	132	9	400
Consolidated	$4,243	$4,697	$12,555	$14,226

The following table reconciles margin by segment to consolidated income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Margin:
Health Plans	$561	$547	$1,725	$1,812
Other	—	19	—	42
Total margin	561	566	1,725	1,854
Add: other operating revenues (1)	159	230	470	661
Add: gain on sale of subsidiary	—	37	—	37
Less: other operating expenses (2)	(463)	(538)	(1,393)	(1,693)
Operating income	257	295	802	859
Other expenses, net	24	36	52	116
Income before income tax expense	$233	$259	$750	$743
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fees reimbursed, and investment income and other revenue.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 25

(2)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, and restructuring costs.
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

13. Leases
As discussed in Note 2, “Significant Accounting Policies,” we elected the Topic 842 transition provision that allows entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. Accordingly, the Topic 842 disclosures below are presented as of and for the three-month and nine-month periods ended September 30, 2019, only.
We are a party to operating and finance leases primarily for our corporate and health plan offices. Our operating leases have remaining lease terms up to 10 years, some of which include options to extend the leases for up to 10 years. As of September 30, 2019, the weighted average remaining operating lease term is 4 years.
Our finance leases have remaining lease terms of 2 years to 19 years, some of which include options to extend the leases for up to 25 years. As of September 30, 2019, the weighted average remaining finance lease term is 16 years.
As of September 30, 2019, the weighted-average discount rate used to compute the present value of lease payments was 5.6% for operating lease liabilities, and 6.5% for finance lease liabilities. The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Operating lease expense	$9	$26

Finance lease expense:
Amortization of right-of-use (“ROU”) assets	$4	$12
Interest on lease liabilities	3	11
Total finance lease expense	$7	$23

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 26

Supplemental consolidated cash flow information related to leases follows:

Nine Months Ended September 30, 2019
(In millions)
Cash used in operating activities:
Operating leases	$28
Finance leases	12
Cash used in financing activities:
Finance leases	4
ROU assets recognized in exchange for lease obligations:
Operating leases	95
Finance leases	245

Supplemental information related to leases, including location of amounts reported in the accompanying consolidated balance sheets, follows:

September 30, 2019
(In millions)
Operating leases:
ROU assets
Other assets	$69
Lease liabilities
Accounts payable and accrued liabilities (current)	$28
Other long-term liabilities (non-current)	49
Total operating lease liabilities	$77
Finance leases:
ROU assets
Property, equipment, and capitalized software, net	$233
Lease liabilities
Accounts payable and accrued liabilities (current)	$8
Finance lease liabilities (non-current)	233
Total finance lease liabilities	$241

Maturities of lease liabilities as of September 30, 2019, were as follows:

	Operating Leases	Finance Leases
	(In millions)
2019 (for the three months ended December 31, 2019)	$9	$6
2020	28	23
2021	18	23
2022	12	22
2023	10	21
Thereafter	8	311
Total lease payments	85	406
Less imputed interest	(8)	(165)
Totals	$77	$241

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. All statements included in this quarterly report, other than statements of historical fact, may be deemed to be forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. Without limiting the foregoing, we use the words “anticipate(s),” “believe(s),” “estimate(s),” “expect(s),” “intend(s),” “may,” “plan(s),” “project(s),” “will,” “would,” “could,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements. We caution you that we do not undertake any obligation to update forward-looking statements made by us. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected, estimated, or expected. Those known risks and uncertainties include, but are not limited to, risks and uncertainties related to the following:

•
the numerous political, judicial, and market-based uncertainties associated with the Affordable Care Act (the “ACA”) or “Obamacare,” including the ultimate outcome on appeal of the Texas et al. v. U.S. et al. matter;

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

•
the success of our efforts to retain existing or awarded government contracts, and the success of any requests for proposal protest filings or defenses, including the pending Texas STAR+PLUS and STAR/CHIP RFPs;

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

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 28

•	cyber-attacks or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

•
the success of our health plan in Puerto Rico, including the resolution of the debt crisis and the effect of the PROMESA law, the effects of political and regulatory instability, and the impact of any future significant weather events;

•	the success and renewal of our duals demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•	the accurate estimation of incurred but not reported or paid medical costs across our health plans;

•	efforts by states to recoup previously paid and recognized premium amounts;

•	our ability to consummate, integrate, and realize benefits from acquisitions;

•
complications, member confusion, eligibility re-determinations, or enrollment backlogs related to the renewal of Medicaid coverage, as well as the chilling effect of the new so-called public charge rule;

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

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 29

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Through our locally operated health plans in 14 states and the Commonwealth of Puerto Rico, we served approximately 3.3 million members as of September 30, 2019. The health plans are generally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (“HMO”).
We currently have two reportable segments: our Health Plans segment and our Other segment. We manage the vast majority of our operations through our Health Plans segment. The Other segment includes the historical results of the Medicaid management information systems (“MMIS”) and behavioral health subsidiaries we sold in late 2018, as well as certain corporate amounts not allocated to the Health Plans segment. Beginning in 2019, we no longer report service revenue or cost of service revenue as a result of the sales of the MMIS and behavioral health subsidiaries noted above.
THIRD QUARTER 2019 HIGHLIGHTS
In summary, we produced pretax earnings of $233 million, and net income of $175 million in the third quarter of 2019, resulting in an after-tax margin of 4.1%. On a year-to-date basis, pretax earnings were $750 million and net income was $569 million, resulting in an after-tax margin of 4.5%. These results include, on a consolidated and year-to-date basis, a medical care ratio (“MCR”) of 85.7% and a general and administrative (“G&A”) expense ratio of 7.6%.
Program Performance
We have a broad and well diversified business portfolio, and all of our lines of business and our local health plans are continuing to perform well for the third quarter and nine months year to date.
In the Medicaid business, our MCR for the third quarter was sequentially flat at approximately 88.1%. These results were in line with our expectations and performance in this business continued to be stable, as we have achieved an 88.2% MCR for the first nine months of the year.
Our Medicare business, comprising our Medicare Special Needs Plans and MMP products, continued to perform well in the third quarter and was also in line with our expectation. The 85.6% MCR in the third quarter was fairly stable compared to 85.2% MCR in the second quarter of this year. We achieved an 85.2% MCR for the first nine months of the year, as we continue to manage high-acuity members by providing access to high-quality healthcare at a reasonable cost, including our management of long term services and supports, or LTSS, benefits which are embedded in our MMP product. Additionally, we continue to see the results of our quality and risk adjustment efforts, as our Medicare risk scores are becoming more commensurate with the acuity of this population and risk adjustment revenue has increased.
Our Marketplace business has also continued to perform well and the results are in line with seasonal expectations, as we reported a 71.2% MCR for the third quarter compared to 67.2% MCR in the second quarter of this year. For the first nine months of the year, the Marketplace MCR was 66.7%, and the attractive margin profile of this business will allow us to be more competitive on premium rates, increase value added benefits, and offer more competitive commissions in 2020, so we can grow membership - albeit at a lower, but still attractive and more sustainable margin.
G&A Expenses
Our G&A expense ratio increased 60 basis points to 7.6% in the nine months ended September 30, 2019, from 7.0% for the same period in 2018, due mainly to the year-over-year decline in total revenues.
Balance Sheet and Capital Management
We continue to improve our balance sheet, as we repaid an additional $55 million aggregate principal amount of our 1.125% Convertible Notes in the third quarter, for a total of $240 million year to date. The impact of capital deployment actions in the quarter resulted in lower interest expense, a slight loss on repayment of the convertible notes, and a lower share count.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 30

FINANCIAL SUMMARY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions, except per-share amounts)
Premium revenue	$4,084	$4,337	$12,085	$13,174
Premium tax revenue	119	110	367	320
Health insurer fees reimbursed	—	83	—	248
Investment income and other revenue	40	37	103	93

Medical care costs	3,523	3,790	10,360	11,362
General and administrative expenses	323	311	953	998
Premium tax expenses	119	110	367	320
Health insurer fees	—	87	—	261
Restructuring costs	—	5	5	38
Gain on sale of subsidiary	—	37	—	37

Operating income	257	295	802	859
Interest expense	22	26	67	91
Other expenses (income), net	2	10	(15)	25
Income before income tax expense	233	259	750	743
Income tax expense	58	62	181	237
Net income	175	197	569	506

Net income per diluted share	$2.75	$2.90	$8.80	$7.60

Operating Statistics:
Ending total membership	3,346,000	3,999,000	3,346,000	3,999,000
MCR (1)	86.3%	87.4%	85.7%	86.2%
G&A ratio (2)	7.6%	6.6%	7.6%	7.0%
Premium tax ratio (1)	2.8%	2.5%	2.9%	2.4%
Effective income tax rate	24.7%	24.0%	24.1%	31.9%
After-tax margin (2)	4.1%	4.2%	4.5%	3.6%
________________________

(1)	MCR represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(2)	G&A ratio represents general and administrative expenses as a percentage of total revenue. After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the third quarter of 2019 amounted to $175 million, or $2.75 per diluted share, compared with $197 million, or $2.90 per diluted share, in the third quarter of 2018. Operating income of $257 million in the third quarter of 2019, was lower compared with $295 million in the third quarter of 2018, mainly resulting from the year-over-year decline in premium revenue. Additionally, results for the third quarter of 2018 included the recognition of a $37 million gain on the sale of subsidiary.
Net income in the nine months ended September 30, 2019, amounted to $569 million, or $8.80 per diluted share, compared with $506 million, or $7.60 per diluted share, in the nine months ended September 30, 2018. Operating income amounted to $802 million in the nine months ended September 30, 2019, compared with $859 million in the nine months ended September 30, 2018.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 31

In the third quarter and nine months ended September 30, 2019, net income per diluted share was favorably impacted by the reduction of the dilutive impact of the 1.125% Warrants, as a result of the 1.125% Warrants partial termination transactions that settled between September 2018 and September 2019. See further discussion in Notes to Consolidated Financial Statements, Note 9, “Stockholders' Equity.”
PREMIUM REVENUE
Premium revenue decreased $253 million in the third quarter of 2019, when compared with the third quarter of 2018. Member months declined 18%, partially offset by a per-member per-month (“PMPM”) revenue increase of 12%. Premium revenue decreased $1,089 million in the nine months ended September 30, 2019, when compared with the nine months ended September 30, 2018. Member months declined 18%, partially offset by a PMPM revenue increase of 10%. The premium revenue decline in both periods was primarily in the Medicaid and Marketplace programs.
The decline in Medicaid premium revenue was driven primarily by the loss in membership due to the previously announced loss of the New Mexico Medicaid contract, along with the resizing of the Florida Medicaid contract as reported throughout 2018. This was partially offset by Medicaid premium rate increases, and the impact of a $57 million reduction in premium revenue recognized in the third quarter of 2018, relating to a retroactive California Medicaid Expansion risk corridor for the state’s 2017 fiscal year.
The decline in Marketplace premium revenue was primarily due to declining membership, which also drove a relatively smaller benefit from prior year Marketplace risk adjustment in 2019 compared with 2018, partially offset by premium rate increases.
MEDICAL CARE RATIO
The consolidated MCR decreased to 86.3% in the third quarter of 2019, from 87.4% in the third quarter of 2018. The consolidated MCR in the third quarter of 2018 would have been 86.4% excluding the retroactive California Medicaid Expansion risk corridor adjustment and a slight benefit from the Marketplace cost sharing (“CSR”) reimbursement related to 2017 dates of service. Prior period reserve development in the quarter was negligible.
The consolidated MCR decreased to 85.7% in the nine months ended September 30, 2019, from 86.2% in the nine months ended September 30, 2018. The consolidated MCR in the nine months ended September 30, 2018, would have been 86.5%, excluding the retroactive California Medicaid Expansion risk corridor adjustment and the $81 million benefit from the Marketplace CSR reimbursement related to 2017 dates of service.
The improvement in both periods was due to a decrease in the Medicaid and Medicare MCRs, partially offset by an increase in the Marketplace MCR.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.8% in the third quarter of 2019, compared with 2.5% in the third quarter of 2018; and 2.9% compared with 2.4% for the nine months ended September 30, 2019 and 2018, respectively. The increase is mainly attributed to the state of Michigan’s implementation of an insurance provider assessment in 2019, and the state of Illinois’ implementation of a managed care organization provider assessment in the third quarter of 2019.
INVESTMENT INCOME AND OTHER REVENUE
Investment income and other revenue increased to $40 million in the third quarter of 2019, compared with $37 million in the third quarter of 2018, and increased to $103 million in the nine months ended September 30, 2019, compared with $93 million in the nine months ended September 30, 2018, mainly due to gains realized on the sale of certain investments in the third quarter of 2019, and improved annualized portfolio yields overall in 2019.
G&A EXPENSES
The G&A expense ratio increased to 7.6% in the third quarter of 2019, from 6.6% in the third quarter of 2018, and increased to 7.6% in the nine months ended September 30, 2019, compared with 7.0% in the nine months ended September 30, 2018. These increases were due mainly to the year-over-year decline in total revenues.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 32

HEALTH INSURER FEES
There are no health insurer fees (“HIF”) expensed or reimbursed in 2019 due to the moratorium under Public Law No. 115-120. In the third quarter of 2018 and the nine months ended September 30, 2018, the HIF amounted to $87 million and $261 million, respectively, and HIF reimbursements amounted to $83 million and $248 million, respectively.
RESTRUCTURING COSTS
We incurred restructuring costs of $5 million in the nine months ended September 30, 2019, mainly due to true-ups of lease terminations recorded in our 2017 Restructuring Plan. In the third quarter of 2018 and the nine months ended September 30, 2018, we incurred restructuring costs of $5 million and $38 million, respectively, related to our 2017 Restructuring Plan.
INTEREST EXPENSE
Interest expense declined to $22 million in the third quarter of 2019, from $26 million in the third quarter of 2018, and declined to $67 million in the nine months ended September 30, 2019, from $91 million in the nine months ended September 30, 2018. As further described below in “Liquidity,” we reduced the principal amount outstanding of our 1.125% Convertible Notes by $240 million in the nine months ended September 30, 2019, and reduced total debt by $759 million in the year ended December 31, 2018. The decrease in interest expense in 2019 was partially offset by interest expense attributable to $220 million borrowed under our Term Loan Facility in the nine months ended September 30, 2019.
Interest expense includes non-cash interest expense relating primarily to the amortization of the discount on convertible senior notes, which amounted to $1 million and $5 million in the third quarter of 2019, and 2018, respectively, and $5 million and $18 million in the nine months ended September 30, 2019 and 2018, respectively. The decline in 2019 is due to repayment of our convertible senior notes throughout 2018 and in the nine months ended September 30, 2019. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”
OTHER EXPENSES (INCOME), NET
In the third quarter of 2019 and the nine months ended September 30, 2019, we recognized a loss on debt repayment of $2 million, and a gain on debt repayment of $15 million, respectively. In the third quarter of 2018 and the nine months ended September 30, 2018, we recognized losses on debt repayment of $10 million and $25 million, respectively, in connection with convertible senior notes repayment transactions. The net gain year to date in 2019 was due to a favorable mark to market valuation on the partial termination of the Call Spread Overlay executed in connection with the related debt repayment. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”
INCOME TAXES
The provision for income taxes was recorded at an effective rate of 24.7% in the third quarter of 2019, compared with 24.0% in the third quarter of 2018, and 24.1% in the nine months ended September 30, 2019, compared with 31.9% in the nine months ended September 30, 2018. The effective tax rate was higher in 2018 due to higher non-deductible expenses in 2018, primarily related to the non-deductible HIF. The HIF is not applicable in 2019 due to the moratorium under Public Law No. 115-120.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 33

SUMMARY OF NON-RUN RATE ITEMS
The table below summarizes the impact of certain expenses and other items that management believes are not indicative of longer-term business trends and operations. The individual items presented below increase (decrease) income before income tax expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Per Diluted Share (1)	Amount	Per Diluted Share (1)	Amount	Per Diluted Share (1)	Amount	Per Diluted Share (1)
	(In millions except per diluted share amounts)
(Loss) gain on debt repayment	$(2)	$(0.03)	$(10)	$(0.12)	$15	$0.18	$(25)	$(0.33)
Restructuring costs	—	—	(5)	(0.06)	(5)	(0.06)	(38)	(0.45)
Gain on sale of subsidiary	—	—	37	0.42	—	—	37	0.43
	$(2)	$(0.03)	$22	0.24	$10	$0.12	$(26)	$(0.35)
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
Margin for our Health Plans segment is referred to as “Medical Margin.” Medical Margin amounted to $561 million in the third quarter of 2019, and $547 million in the third quarter of 2018. Medical Margin amounted to $1,725 million in the nine months ended September 30, 2019, and $1,812 million in the nine months ended September 30, 2018. Management’s discussion and analysis of the changes in the individual components of Medical Margin follows.
See Notes to Consolidated Financial Statements, Note 11, “Segments,” for more information on our reportable segments.

HEALTH PLANS
The Health Plans segment consists of health plans operating in 14 states and the Commonwealth of Puerto Rico. As of September 30, 2019, these health plans served approximately 3.3 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
TRENDS AND UNCERTAINTIES
Decline in Membership and Premium Revenue
Medicaid Program
Our Medicaid contracts in New Mexico and in all but two regions in Florida terminated in late 2018 and early 2019. As a result, our Medicaid membership has decreased to approximately 96,000 members in Florida as of September 30, 2019, from 468,000 members in Florida and New Mexico, in the aggregate, as of December 31, 2018. In 2019, we continue to serve Medicare and Marketplace members in both Florida and New Mexico, as well as Medicaid members in two regions in Florida.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 34

In addition, our Medicaid membership has declined further in Puerto Rico as a result of the entry of more managed care organizations to that market late last year. We served approximately 186,000 members in Puerto Rico as of September 30, 2019, compared with 252,000 members as of December 31, 2018.
Our Medicaid premium revenues have decreased 9% in the nine months ended September 30, 2019, when compared with the nine months ended September 30, 2018, primarily as a result of the changes described above. We expect our Medicaid premium revenues to continue to decline in 2019 compared with 2018.
Marketplace Program
We estimate that our 2019 Marketplace end-of-year enrollment will decrease to approximately 270,000 members due to expected attrition. This projected enrollment is lower than the 289,000 and 362,000 members enrolled as of September 30, 2019, and December 31, 2018, respectively. Consequently, we expect our Marketplace premium revenues to continue to decrease in 2019 compared with 2018.
Status of Upcoming Contract Re-Procurements
Medicaid Program
Texas Health Plan. On October 29, 2019, the Texas Health and Human Services Commission (HHSC) notified our Texas health plan, Molina Healthcare of Texas, Inc., that HHSC intends to award contracts to Molina Healthcare of Texas, Inc. for the STAR+PLUS program in the Hidalgo and North East service areas. The awards will be for an initial contract term of 3 years, and anticipated to have an operational effective date of September 1, 2020. STAR+PLUS is a Texas Medicaid Managed Care program integrating the delivery of Acute Care services and Long-Term Services and Supports (LTSS) for people who are age 65 or older, blind, or disabled. Currently, our Texas health plan services the Bexar, Dallas, El Paso, Harris, Hidalgo, and Jefferson service areas, with total membership of approximately 86,000 enrollees. Under the existing STAR+PLUS contract, the premium revenue for this program amounted to approximately $1.2 billion for the nine months ended September 30, 2019. We are seeking to understand the basis for HHSC’s selection of intended contract awards. We do not expect this matter to affect our earnings during fiscal year 2019.
Our Texas health plan has submitted a request for proposal (“RFP”) response with regard to the STAR/CHIP program. We currently expect the STAR/CHIP award to be announced in the fourth quarter of 2019. The STAR/CHIP program is currently expected to have an operational effective date of December 1, 2020. As of September 30, 2019, our Texas health plan served 116,000 members under the existing STAR/CHIP contracts, under which we estimate annualized premium revenues of approximately $310 million in 2019.
Ohio Health Plan. We have received information that the state of Ohio expects to release its Medicaid contract RFP early in 2020, with an announcement of the awards expected in the third quarter of 2020, and an operational effective date of January 1, 2021.
California Health Plan. We have received information that the state of California expects to release its Medicaid contract RFP in 2020, with new contracts effective in 2023.
Losses of any of our Texas, Ohio, or California Medicaid contracts could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
MMP Program
Our California, Illinois and Ohio MMP contracts have been extended, with one-year renewal terms, through December 31, 2022. These contracts represent aggregate annualized revenues of approximately $910 million in 2019.
Our Michigan, South Carolina and Texas MMP contracts are active through December 31, 2020. In October 2019, the Michigan Medicaid agency submitted a three-year extension request to CMS.
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

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 35

future to states and consumers;

•	Reversing the ACA’s expansion of Medicaid that enables states to cover low-income childless adults;

•	Changing Medicaid to a state block grant program, including potentially capping spending on a per-enrollee basis;

•	Requiring Medicaid beneficiaries to work; and

•	Limiting the amount of lifetime benefits for Medicaid beneficiaries.
ACA
In December 2018, in a case brought by the state of Texas and nineteen other states, a federal judge in Texas held that the ACA’s individual mandate is unconstitutional. He further held that the individual mandate is inseverable from the entire body of the ACA, and thus the entire ACA is unconstitutional. The District Court stayed its order pending  appeal, and the decision has now been appealed to and argued before a three judge panel of the Fifth Circuit Court of Appeals. A decision of that court is expected in the fourth quarter of 2019, after which the case may be further appealed to the United States Supreme Court. Any final, non-appealable determination that the ACA is unconstitutional would have a material adverse effect on our business, financial condition, cash flows, and results of operations.
MEMBERSHIP
The following tables set forth our Health Plans membership as of the dates indicated:

	September 30, 2019	December 31, 2018	September 30, 2018
Ending Membership by Program:
TANF and CHIP	1,993,000	2,295,000	2,436,000
Medicaid Expansion	598,000	660,000	664,000
ABD	364,000	406,000	415,000
Total Medicaid	2,955,000	3,361,000	3,515,000
MMP – Integrated (1)	58,000	54,000	55,000
Medicare Special Needs Plans (“Medicare”)	44,000	44,000	45,000
Total Medicare	102,000	98,000	100,000
Total Medicaid and Medicare	3,057,000	3,459,000	3,615,000
Marketplace	289,000	362,000	384,000
	3,346,000	3,821,000	3,999,000

Ending Membership by Health Plan:
California	580,000	608,000	623,000
Florida (2)	136,000	313,000	395,000
Illinois	224,000	224,000	223,000
Michigan	361,000	383,000	394,000
New Mexico (2)	24,000	222,000	234,000
Ohio	292,000	302,000	315,000
Puerto Rico	186,000	252,000	320,000
South Carolina	134,000	120,000	117,000
Texas	350,000	423,000	436,000
Washington	818,000	781,000	770,000
Other (3)	241,000	193,000	172,000
	3,346,000	3,821,000	3,999,000
_________________________

(1)	MMP members receive both Medicaid and Medicare coverage from Molina Healthcare.

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

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 36

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019, COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

FINANCIAL PERFORMANCE BY PROGRAM
The following tables summarize member months, premium revenue, medical care costs, MCR and medical margin by program for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):

	Three Months Ended September 30, 2019
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	6.0	$1,225	$202.46	$1,071	$176.88	87.4%	$154
Medicaid Expansion	1.8	696	385.63	622	345.25	89.5	74
ABD	1.1	1,247	1,136.67	1,097	1,000.56	88.0	150
Total Medicaid	8.9	3,168	353.81	2,790	311.70	88.1	378
MMP	0.2	399	2,328.70	345	2,010.50	86.3	54
Medicare	0.1	160	1,230.01	134	1,029.75	83.7	26
Total Medicare	0.3	559	1,854.96	479	1,587.61	85.6	80
Total Medicaid and Medicare	9.2	3,727	402.76	3,269	353.31	87.7	458
Marketplace	0.9	357	410.23	254	292.21	71.2	103
	10.1	$4,084	$403.40	$3,523	$348.06	86.3%	$561

	Three Months Ended September 30, 2018
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	7.4	$1,379	$187.03	$1,228	$166.41	89.0%	$151
Medicaid Expansion	2.0	671	333.11	640	317.62	95.3	31
ABD	1.2	1,322	1,054.92	1,186	946.38	89.7	136
Total Medicaid	10.6	3,372	316.86	3,054	286.86	90.5	318
MMP	0.2	353	2,159.72	323	1,981.45	91.7	30
Medicare	0.1	156	1,157.71	121	895.25	77.3	35
Total Medicare	0.3	509	1,706.95	444	1,490.63	87.3	65
Total Medicaid and Medicare	10.9	3,881	354.70	3,498	319.63	90.1	383
Marketplace	1.2	456	394.02	292	252.61	64.1	164
	12.1	$4,337	$358.46	$3,790	$313.23	87.4%	$547

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 37

	Nine Months Ended September 30, 2019
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	18.3	$3,594	$196.01	$3,141	$171.30	87.4%	$453
Medicaid Expansion	5.4	2,055	380.08	1,810	334.85	88.1	245
ABD	3.3	3,590	1,097.94	3,200	978.64	89.1	390
Total Medicaid	27.0	9,239	342.03	8,151	301.77	88.2	1,088
MMP	0.5	1,193	2,368.38	1,034	2,051.90	86.6	159
Medicare	0.4	489	1,270.32	399	1,037.24	81.7	90
Total Medicare	0.9	1,682	1,892.63	1,433	1,612.29	85.2	249
Total Medicaid and Medicare	27.9	10,921	391.44	9,584	343.53	87.8	1,337
Marketplace	2.8	1,164	414.17	776	276.28	66.7	388
	30.7	$12,085	$393.52	$10,360	$337.37	85.7%	$1,725

	Nine Months Ended September 30, 2018
	Member Months (1)	Premium Revenue		Medical Care Costs		MCR (2)	Medical Margin
		Total	PMPM	Total	PMPM
TANF and CHIP	22.3	$4,145	$186.12	$3,705	$166.35	89.4%	$440
Medicaid Expansion	6.1	2,184	359.37	1,957	322.01	89.6	227
ABD	3.7	3,864	1,034.25	3,550	950.11	91.9	314
Total Medicaid	32.1	10,193	317.70	9,212	287.10	90.4	981
MMP	0.5	1,077	2,173.90	941	1,899.26	87.4	136
Medicare	0.4	470	1,171.59	385	959.54	81.9	85
Total Medicare	0.9	1,547	1,725.71	1,326	1,479.06	85.7	221
Total Medicaid and Medicare	33.0	11,740	355.96	10,538	319.50	89.8	1,202
Marketplace	3.8	1,434	379.91	824	218.44	57.5	610
	36.8	$13,174	$358.42	$11,362	$309.12	86.2%	$1,812
_______________________

(1)	A member month is defined as the aggregate of each month’s ending membership for the period presented.

(2)	“MCR” represents medical costs as a percentage of premium revenue.
Medicaid Program
The Medical Margin of our Medicaid program increased $60 million, or 19% in the third quarter of 2019 when compared with the third quarter of 2018, and increased $107 million, or 11% in the nine months ended September 30, 2019, when compared with the nine months ended September 30, 2018. The increase in both periods was due to improvement in the overall Medicaid MCR, which more than offset the impact of declining Medicaid premium revenue. The Medicaid MCR decreased to 88.1% from 90.5%, or 240 basis points, in the third quarter of 2019 when compared with the same period in 2018, and decreased to 88.2% from 90.4%, or 220 basis points, in the nine months ended September 30, 2019, when compared with the same period in 2018.
The Medicaid MCR for both periods in 2019 benefited from improvements across all programs. The MCR for TANF and CHIP improved for both periods due to PMPM premium revenue increases. The improved MCR for the ABD program was principally driven by increases in premium revenue PMPM, lower pharmacy costs from re-contracted pharmacy benefits management, and our continued focus on medical cost management.
The decrease in the Medicaid Expansion MCR for both periods in 2019 when compared to 2018, was mainly due to the impact of a $57 million reduction in premium revenue, recognized in the third quarter of 2018, relating to a retroactive California Medicaid Expansion risk corridor for the state’s 2017 fiscal year.
Medicaid premium revenue decreased $204 million and $954 million in the third quarter of 2019 and the nine months ended September 30, 2019, respectively, mainly due to the loss in membership in connection with the termination of our Medicaid contracts in New Mexico and in all but two regions in Florida in late 2018 and early 2019, partially offset by net rate increases in certain other markets. As noted above, we expect lower Medicaid premium revenue throughout 2019, when compared with 2018.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 38

Medicare Program
The Medical Margin of our Medicare program increased $15 million, or 23%, in the third quarter of 2019, when compared with the third quarter of 2018, and increased $28 million, or 13%, in the nine months ended September 30, 2019, when compared with the nine months ended September 30, 2018. Premiums continue to increase compared with the prior year, mainly due to risk scores that are more commensurate with the acuity of our population.
Marketplace Program
The Marketplace Medical Margin decreased $61 million in the third quarter of 2019, when compared with the third quarter of 2018, and decreased $222 million in the nine months ended September 30, 2019, when compared with the nine months ended September 30, 2018. The decrease in both periods in 2019 is mainly attributed to a decrease in premium revenues, driven by a decrease in membership of over 20%, partially offset by premium rate increases and increased premiums tied to risk scores. Additionally, the decrease in premiums in both periods in 2019 reflects a relatively smaller benefit from prior year Marketplace risk adjustment in 2019 compared with 2018. As noted above, we expect Marketplace premium revenue to be lower in 2019, when compared with 2018.
The decrease in Medical Margin for the nine months ended September 30, 2019, was partially driven by the impact of the $81 million CSR reimbursement recognized in the nine months ended September 30, 2018. The CSR benefit related to 2017 dates of service and was recognized following the federal government’s confirmation that the reconciliation would be performed on an annual basis. In the fourth quarter of 2017, we had assumed a nine-month reconciliation of this item pending confirmation of the time period to which the 2017 reconciliation would be applied.
The MCR for the Marketplace program amounted to 71.2% in the third quarter of 2019, compared with 64.1% in the third quarter of 2018, and 66.7% in the nine months ended September 30, 2019, compared with 57.5% in the nine months ended September 30, 2018. The increased MCR in both periods in 2019 reflects a relatively smaller benefit from prior year Marketplace risk adjustment in 2019 compared with 2018, and the impact of higher acuity membership, partially offset by the impact of rate increases and increased premiums tied to risk scores. Additionally, the increase in MCR for the nine months ended September 30, 2019, reflects the impact of the CSR reimbursement recognized in the nine months ended September 30, 2018.
FINANCIAL PERFORMANCE BY HEALTH PLAN
The following tables summarize member months, premium revenue, medical care costs, MCR, and medical margin by state health plan for the periods indicated (PMPM amounts are in whole dollars; member months and other dollar amounts are in millions):
Health Plans Segment Financial Data — Medicaid and Medicare

	Three Months Ended September 30, 2019
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.6	$510	$315.90	$423	$261.97	82.9%	$87
Florida	0.3	130	436.99	127	427.80	97.9	3
Illinois	0.7	257	383.41	232	347.28	90.6	25
Michigan	1.1	401	373.01	332	307.97	82.6	69
Ohio	0.9	615	687.38	563	628.98	91.5	52
Puerto Rico	0.6	117	209.25	102	182.53	87.2	15
South Carolina	0.4	151	379.20	138	347.23	91.6	13
Texas	0.7	592	912.76	540	833.51	91.3	52
Washington	2.3	643	269.52	570	238.55	88.5	73
Other (1) (2)	0.6	311	437.60	242	341.29	78.0	69
	9.2	$3,727	$402.76	$3,269	$353.31	87.7%	$458

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 39

	Three Months Ended September 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.7	$435	$249.00	$446	$255.22	102.5%	$(11)
Florida	1.0	388	363.16	362	339.33	93.4	26
Illinois	0.7	207	312.72	182	274.98	87.9	25
Michigan	1.1	397	350.05	321	282.49	80.7	76
New Mexico (2)	0.6	304	471.66	275	426.69	90.5	29
Ohio	0.9	584	624.84	532	568.93	91.1	52
Puerto Rico	1.0	179	189.65	162	171.96	90.7	17
South Carolina	0.4	124	354.53	112	318.56	89.9	12
Texas	0.7	577	848.47	525	772.14	91.0	52
Washington	2.3	511	226.77	444	197.04	86.9	67
Other (1)	0.5	175	334.29	137	261.49	78.2	38
	10.9	$3,881	$354.70	$3,498	$319.63	90.1%	$383

	Nine Months Ended September 30, 2019
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	4.9	$1,508	$306.96	$1,286	$261.76	85.3%	$222
Florida	1.0	418	410.71	374	367.95	89.6	44
Illinois	2.0	726	365.35	632	318.26	87.1	94
Michigan	3.3	1,199	370.77	990	305.99	82.5	209
Ohio	2.7	1,835	682.59	1,653	614.89	90.1	182
Puerto Rico	1.8	341	190.42	301	167.98	88.2	40
South Carolina	1.2	427	368.35	378	326.61	88.7	49
Texas	2.0	1,789	910.64	1,623	826.20	90.7	166
Washington	7.1	1,868	261.92	1,691	236.98	90.5	177
Other (1) (2)	1.9	810	402.31	656	325.93	81.0	154
	27.9	$10,921	$391.44	$9,584	$343.53	87.8%	$1,337

	Nine Months Ended September 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	5.3	$1,446	$270.63	$1,299	$243.14	89.8%	$147
Florida	3.2	1,147	356.15	1,069	331.93	93.2	78
Illinois	1.8	551	308.45	474	265.47	86.1	77
Michigan	3.4	1,161	343.08	983	290.26	84.6	178
New Mexico (2)	2.0	936	469.19	875	438.70	93.5	61
Ohio	2.8	1,670	590.71	1,474	521.26	88.2	196
Puerto Rico	2.9	549	190.34	501	173.83	91.3	48
South Carolina	1.1	369	350.94	323	306.76	87.4	46
Texas	2.1	1,715	831.21	1,554	753.31	90.6	161
Washington	6.8	1,666	245.40	1,544	227.41	92.7	122
Other (1)	1.6	530	323.84	442	269.98	83.4	88
	33.0	$11,740	$355.96	$10,538	$319.50	89.8%	$1,202
______________________

(1)	“Other” includes the Idaho, Mississippi, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 40

(2)
In 2019, “Other” includes the New Mexico health plan. The New Mexico health plan’s Medicaid contract terminated on December 31, 2018, and therefore its 2019 results are not individually significant to our consolidated operating results.

Health Plans Segment Financial Data — Marketplace

	Three Months Ended September 30, 2019
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.2	$57	$371.07	$33	$210.87	56.8%	$24
Florida	0.1	41	349.53	25	212.00	60.7	16
Michigan	—	7	431.41	4	289.45	67.1	3
Ohio	—	25	792.96	19	626.30	79.0	6
Texas	0.4	142	351.04	105	257.68	73.4	37
Washington	0.1	45	719.67	33	548.75	76.2	12
Other (1)	0.1	40	480.41	35	408.35	85.0	5
	0.9	$357	$410.23	$254	$292.21	71.2%	$103

	Three Months Ended September 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.2	$49	$309.04	$37	$235.63	76.2%	$12
Florida	0.2	66	548.60	45	362.39	66.1	21
Michigan	—	12	233.51	7	145.13	62.1	5
New Mexico	0.1	28	419.20	18	249.33	59.5	10
Ohio	0.1	27	485.08	18	336.86	69.4	9
Texas	0.6	228	357.54	134	209.80	58.7	94
Washington	—	44	656.70	34	518.75	79.0	10
Other (2)	—	2	NM	(1)	NM	NM	3
	1.2	$456	$394.02	$292	$252.61	64.1%	$164

	Nine Months Ended September 30, 2019
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.5	$174	$364.72	$101	$210.76	57.8%	$73
Florida	0.4	152	389.44	81	207.22	53.2	71
Michigan	—	27	474.12	15	265.95	56.1	12
Ohio	0.1	79	801.90	53	543.00	67.7	26
Texas	1.3	457	344.19	331	249.44	72.5	126
Washington	0.2	143	744.47	97	509.50	68.4	46
Other (1)	0.3	132	494.59	98	364.71	73.7	34
	2.8	$1,164	$414.17	$776	$276.28	66.7%	$388

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 41

	Nine Months Ended September 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	0.6	$171	$326.82	$89	$169.98	52.0%	$82
Florida	0.5	211	491.13	67	155.24	31.6	144
Michigan	0.1	40	248.24	23	145.38	58.6	17
New Mexico	0.2	93	426.07	55	247.57	58.1	38
Ohio	0.2	84	466.75	58	324.91	69.6	26
Texas	2.0	679	330.92	440	214.65	64.9	239
Washington	0.2	139	654.78	105	497.00	75.9	34
Other (2)	—	17	NM	(13)	NM	NM	30
	3.8	$1,434	$379.91	$824	$218.44	57.5%	$610
_________________________

(1)	“Other” includes the New Mexico, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results in 2019.

(2)	“Other” includes the Utah and Wisconsin health plans, where we did not participate in the Marketplace in 2018. Therefore, the ratios for 2018 periods are not meaningful (NM).
Health Plans Segment Financial Data — Total

	Three Months Ended September 30, 2019
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.8	$567	$320.67	$456	$257.55	80.3%	$111
Florida	0.4	171	412.29	152	366.86	89.0	19
Illinois	0.7	257	383.41	232	347.28	90.6	25
Michigan	1.1	408	373.92	336	307.68	82.3	72
Ohio	0.9	640	690.88	582	628.89	91.0	58
Puerto Rico	0.6	117	209.25	102	182.53	87.2	15
South Carolina	0.4	151	379.20	138	347.23	91.6	13
Texas	1.1	734	696.46	645	611.78	87.8	89
Washington	2.4	688	280.85	603	246.36	87.7	85
Other (1) (2)	0.7	351	442.14	277	348.40	78.8	74
	10.1	$4,084	$403.40	$3,523	$348.06	86.3%	$561

	Three Months Ended September 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	1.9	$484	$253.96	$483	$253.60	99.9%	$1
Florida	1.2	454	382.20	407	341.70	89.4	47
Illinois	0.7	207	312.72	182	274.98	87.9	25
Michigan	1.1	409	345.28	328	276.88	80.2	81
New Mexico (2)	0.7	332	466.63	293	409.68	87.8	39
Ohio	1.0	611	616.95	550	555.83	90.1	61
Puerto Rico	1.0	179	189.65	162	171.96	90.7	17
South Carolina	0.4	124	354.53	112	318.56	89.9	12
Texas	1.3	805	611.01	659	500.14	81.9	146
Washington	2.3	555	239.25	478	206.38	86.3	77
Other (1)	0.5	177	336.18	136	260.19	77.4	41
	12.1	$4,337	$358.46	$3,790	$313.23	87.4%	$547

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 42

	Nine Months Ended September 30, 2019
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	5.4	$1,682	$312.08	$1,387	$257.25	82.4%	$295
Florida	1.4	570	404.81	455	323.37	79.9	115
Illinois	2.0	726	365.35	632	318.26	87.1	94
Michigan	3.3	1,226	372.58	1,005	305.29	81.9	221
Ohio	2.8	1,914	686.80	1,706	612.35	89.2	208
Puerto Rico	1.8	341	190.42	301	167.98	88.2	40
South Carolina	1.2	427	368.35	378	326.61	88.7	49
Texas	3.3	2,246	682.10	1,954	593.50	87.0	292
Washington	7.3	2,011	274.52	1,788	244.10	88.9	223
Other (1) (2)	2.2	942	413.13	754	330.48	80.0	188
	30.7	$12,085	$393.52	$10,360	$337.37	85.7%	$1,725

	Nine Months Ended September 30, 2018
	Member Months	Premium Revenue		Medical Care Costs		MCR	Medical Margin
		Total	PMPM	Total	PMPM
California	5.9	$1,617	$275.64	$1,388	$236.61	85.8%	$229
Florida	3.7	1,358	372.07	1,136	311.09	83.6	222
Illinois	1.8	551	308.45	474	265.47	86.1	77
Michigan	3.5	1,201	338.83	1,006	283.77	83.7	195
New Mexico (2)	2.2	1,029	464.92	930	419.78	90.3	99
Ohio	3.0	1,754	583.29	1,532	509.52	87.4	222
Puerto Rico	2.9	549	190.34	501	173.83	91.3	48
South Carolina	1.1	369	350.94	323	306.76	87.4	46
Texas	4.1	2,394	581.74	1,994	484.70	83.3	400
Washington	7.0	1,805	257.82	1,649	235.59	91.4	156
Other (1)	1.6	547	334.26	429	262.27	78.5	118
	36.8	$13,174	$358.42	$11,362	$309.12	86.2%	$1,812
__________________

(1)	“Other” includes the Idaho, Mississippi, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

(2)
In 2019, “Other” includes the New Mexico health plan. The New Mexico health plan’s Medicaid contract terminated on December 31, 2018, and therefore its 2019 results are not individually significant to our consolidated operating results.

OTHER
The Other segment includes the historical results of the Medicaid management information systems (“MMIS”) and behavioral health subsidiaries we sold in late 2018, as well as certain corporate amounts not allocated to the Health Plans segment. Beginning in 2019, we no longer report service revenue or cost of service revenue as a result of the sales of the MMIS and behavioral health subsidiaries noted above.
FINANCIAL OVERVIEW
The Other segment margin in the third quarter and nine months ended September 30, 2018, was insignificant.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 43

LIQUIDITY AND FINANCIAL CONDITION
LIQUIDITY
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
We maintain liquidity at two levels: 1) the regulated health plan subsidiaries; and 2) the parent company. Our regulated health plan subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Such cash flows are our primary source of liquidity. Thus, any decline in our profitability may have a negative impact on our liquidity. A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments.
When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the third quarter of 2019 and nine months ended September 30, 2019, the parent received $430 million and $1,064 million, respectively, in dividends from the regulated health plan subsidiaries. In addition, the parent received $185 million in dividends from the regulated health plan subsidiaries during October 2019.
To satisfy minimum statutory net worth requirements, the parent company may contribute capital to the regulated health plan subsidiaries. In the third quarter of 2019 and nine months ended September 30, 2019, the parent contributed capital of $19 million and $25 million, respectively, to the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $796 million and $170 million as of September 30, 2019, and December 31, 2018, respectively. The increase in 2019 was mainly due to the dividends received from regulated health plan subsidiaries, as described above, and proceeds from borrowings under the Term Loan Facility, partially offset by principal repayments of our outstanding 1.125% Convertible Notes, as described further below in “Cash Flow Activities.”
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
Our restricted investments are invested principally in cash, cash equivalents, and U.S. Treasury securities; we have the ability to hold such restricted investments until maturity. All of our unrestricted investments are classified as current assets.
Cash Flow Activities
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2019	2018	Change
	(In millions)
Net cash provided by (used in) operating activities	$398	$(191)	$589
Net cash (used in) provided by investing activities	(80)	821	(901)
Net cash used in financing activities	(510)	(1,012)	502
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(192)	$(382)	$190

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 44

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
Net cash provided by operations for the nine months ended September 30, 2019 was $398 million, compared with $191 million used in operations in the nine months ended September 30, 2018. The $589 million increase in cash flow was due to the net impact of timing differences in receivables, payables and other current assets, settlements with government agencies, mainly related to the final 2017 CSR settlement paid in 2019, and timing of premium receipts.
Investing Activities
Net cash used in investing activities was $80 million in the nine months ended September 30, 2019, compared with $821 million provided by investing activities in the nine months ended September 30, 2018, a decrease in cash flow of $901 million. The year over year decline was primarily due to increased purchases of investments, net of lower proceeds from sales and maturities of investments, in the nine months ended September 30, 2019.
Financing Activities
Net cash used in financing activities was $510 million in the nine months ended September 30, 2019, compared with $1,012 million in the nine months ended September 30, 2018. In the nine months ended September 30, 2019, net cash paid for the aggregate 1.125% Convertible Notes-related transactions amounted to $794 million, partially offset by proceeds of $220 million borrowed under the Term Loan Facility. In the nine months ended September 30, 2018, net cash used in financing activities included net cash paid for the aggregate 1.125% Convertible Notes-related transactions of $710 million, the $300 million repayment of the Credit Facility, and $64 million repayment of the 1.625% Convertible Notes.
FINANCIAL CONDITION
We believe that our cash resources, our borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at September 30, 2019, our working capital was $2,569 million, compared with $2,216 million at December 31, 2018. At September 30, 2019, our cash and investments amounted to $4,517 million, compared with $4,629 million at December 31, 2018.
Regulatory Capital and Dividend Restrictions
Each of our regulated HMO subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our HMO subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus (net assets) requirement for these subsidiaries was estimated to be approximately $1,100 million at September 30, 2019, compared to $1,040 million at December 31, 2018. Our HMO subsidiaries were in compliance with these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid through the remainder of 2019 by our HMO subsidiaries without prior approval by regulatory authorities as of September 30, 2019, is approximately $56 million in the aggregate. Our HMO subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Debt Ratings
Our 5.375% Notes and 4.875% Notes are rated “BB-” by Standard & Poor’s, and “B2” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 45

Financial Covenants
Our Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios, presented below, are computed as defined by the terms of the Credit Agreement.

Credit Agreement Financial Covenants	Required Per Agreement	As of September 30, 2019

Net leverage ratio	<4.0x	0.9x
Interest coverage ratio	>3.5x	15.3x
In addition, the indentures governing the 4.875% Notes, the 5.375% Notes and the 1.125% Convertible Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of September 30, 2019, we were in compliance with all covenants under the Credit Agreement and the indentures governing our outstanding notes.
Capital Plan Progress
In the first quarter of 2019, we repaid $46 million aggregate principal amount of our 1.125% Convertible Notes and entered into privately negotiated termination agreements to terminate the respective portion of the related 1.125% Call Option and 1.125% Warrants.
In the second quarter of 2019, we repaid $139 million aggregate principal amount of our 1.125% Convertible Notes and entered into privately negotiated termination agreements to terminate the respective portion of the related 1.125% Call Option and 1.125% Warrants.
In the third quarter of 2019, we repaid $55 million aggregate principal amount of our 1.125% Convertible Notes and entered into privately negotiated termination agreements to terminate the respective portion of the related 1.125% Call Option and 1.125% Warrants. Following these transactions, the remaining principal amount outstanding of our 1.125% Convertible Notes is $12 million.

FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our Health Plans segment regulated subsidiaries generate significant cash flows from premium revenue, which we generally receive a short time before we pay for the related healthcare services. Such cash flows are our primary source of liquidity. Thus, any decline in our profitability may have a negative impact on our liquidity.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes.
Credit Agreement Borrowing Capacity. As of September 30, 2019, we had available borrowing capacity of $380 million under the Term Loan Facility, following our draw down of $220 million in the first half of 2019. Under the Term Loan Facility, we may request up to ten advances, each in a minimum principal amount of $50 million, until July 31, 2020. In addition, we have available borrowing capacity of $498 million under our Credit Facility. See further discussion in the Notes to Consolidated Financial Statements, Note 7, “Debt.”
Savings from the IT Restructuring Plan. Management is focused on a margin recovery plan that includes identification and implementation of various profit improvement initiatives. To that end, we began a plan to restructure our information technology department (the “IT Restructuring Plan”) in 2018, which is reported in the Other segment. In early 2019, we entered into services agreements with an outsourcing vendor who manages certain of our information technology services. We expect the IT Restructuring Plan to be substantially completed by the end of 2019. We currently estimate that this plan will reduce annualized run-rate expenses by approximately $10 million to $15 million in the first full year, increasing to approximately $25 million to $30 million by the end of the fifth full year. Such savings, if achieved, would reduce Other segment general and administrative expenses in our consolidated statements of income. Further details are described in the Notes to Consolidated Financial Statements, Note 10, “Restructuring Costs.”

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 46

Future Uses
Acquisition. On October 10, 2019, we entered into a definitive agreement to acquire certain assets of YourCare Health Plan, Inc. Upon the closing of this transaction, expected to occur in early 2020, we will serve approximately 46,000 Medicaid members in seven counties in the Western New York and Finger Lakes regions. The purchase price of approximately $40 million will be funded with available cash, and the closing is subject to customary closing conditions.
Regulatory Capital Requirements and Dividend Restrictions. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
1.125% Convertible Notes. The fair value of the 1.125% Convertible Notes was $34 million as of September 30, 2019, which amount reflects both the principal amount outstanding and the estimated fair value of the 1.125% Conversion Option. We have sufficient available cash, combined with borrowing capacity available under our Credit Agreement, to fund conversions, and to repay the outstanding principal amount of the 1.125% Convertible Notes at maturity on January 15, 2020. Refer to the Notes to Consolidated Financial Statements, Note 7, “Debt,” for a detailed discussion of the 1.125% Convertible Notes, including recent transactions.

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2018, was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Other than the financing transactions described in the Notes to Consolidated Financial Statements, Note 7, “Debt,” there were no significant changes to this previously filed information outside the ordinary course of business during the nine months ended September 30, 2019. See also Note 13, “Leases,” for a summary of the maturities of our lease liabilities as of September 30, 2019.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the nine months ended September 30, 2019, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

•
Goodwill and intangible assets, net. There have been no significant changes, during the nine months ended September 30, 2019, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 47

Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2019, the fair value of our fixed income investments would decrease by approximately $39 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Notes to Consolidated Financial Statements, Note 4, “Fair Value Measurements,” and Note 5, “Investments.”
Borrowings under our Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case the applicable margin. As of September 30, 2019, $220 million was outstanding under the Term Loan Facility. For further information, see Notes to Consolidated Financial Statements, Note 7, “Debt.”

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 48

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf during the quarter ended September 30, 2019, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Authorized to Be Purchased Under the Plans or Programs
July 1 - July 31	375	$140.31	—	$—
August 1 - August 31	—	$—	—	$—
September 1 - September 30	—	$—	—	$—
Total	375	$140.31	—
_______________________

(1)
During the three months ended September 30, 2019, we withheld 375 shares of common stock, to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2011 Equity Incentive Plan. This plan was amended, restated and merged into the Molina Healthcare, Inc. 2019 Equity Incentive Plan. For further information refer to Note 9, “Stockholders' Equity.”

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 49

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing

10.1	First Amendment, dated August 1, 2019, to the Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited.	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Taxonomy Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	October 30, 2019	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 30, 2019	/s/ THOMAS L. TRAN
Thomas L. Tran
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Molina Healthcare, Inc. September 30, 2019 Form 10-Q | 51