Form 10-K
period 2019-12-31
MOLINA HEALTHCARE, INC.
filed 2020-02-14
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of our most recently completed second fiscal quarter, was approximately $8,928.7 million (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2019).
As of February 7, 2020, approximately 60,800,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 7, 2020, are incorporated by reference into Part III of this Form 10-K, to the extent described therein.

MOLINA HEALTHCARE, INC. 2019 FORM 10-K

Signatures

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “guidance,” “future,” “anticipates,” “believes,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section of this Form 10-K titled “Risk Factors,” as well as the following:

•
the numerous political, judicial, and market-based uncertainties associated with the Affordable Care Act (the “ACA”) or “Obamacare,” including the ultimate outcome of the Texas et al. v. U.S. et al. matter;

•
the market dynamics surrounding the ACA Marketplaces, including but not limited to uncertainties associated with the elasticity of demand for our products based on our pricing, risk adjustment requirements, the potential for disproportionate enrollment of higher acuity members, and the discontinuation of premium tax credits;

•
subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including changes to estimated amounts payable or receivable related to Marketplace risk adjustment;

•	effective management of our medical costs;

•	our ability to predict with a reasonable degree of accuracy utilization rates, including utilization rates associated with seasonal flu patterns or other newly emergent diseases such as coronavirus;

•
significant budget pressures on state governments and their potential inability to maintain current rates, to implement expected rate increases, or to maintain existing benefit packages or membership eligibility thresholds or criteria;

•	the full reimbursement of the ACA health insurer fee, or HIF;

•
the success of our efforts to retain existing or awarded government contracts, and the success of any requests for proposal protest filings or defenses, including the recently announced Texas STAR+PLUS contract awards and pending Texas STAR/CHIP request for proposal;

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

•
the interpretation and implementation of federal or state medical cost expenditure floors, administrative cost and profit ceilings, premium stabilization programs, profit-sharing arrangements, and risk adjustment provisions and requirements;

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

Molina Healthcare, Inc. 2019 Form 10-K | 1

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

•	government audits, reviews, comment letters, or potential investigations, and any fine, sanction, enrollment freeze, monitoring program, or premium recovery that may result therefrom;

•	changes with respect to our provider contracts and the loss of providers;

•	approval by state regulators of dividends and distributions by our health plan subsidiaries;

•	changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;

•	high dollar claims related to catastrophic illness;

•	the favorable resolution of litigation, arbitration, or administrative proceedings, including litigation involving the ACA to which we are not a direct party;

•	the relatively small number of states in which we operate health plans, including the greater scale and revenues of our California, Ohio, Texas, and Washington health plans;

•	the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, repay our outstanding indebtedness at maturity and meet our liquidity needs;

•	the failure to comply with the financial or other covenants in our credit agreement or the indentures governing our outstanding notes;

•	the sufficiency of funds on hand to pay the amounts due upon maturity of our outstanding notes;

•	the failure of a state in which we operate to renew its federal Medicaid waiver;

•	changes generally affecting the managed care industry;

•	increases in government surcharges, taxes, and assessments;

•	newly emergent viruses or widespread epidemics, public catastrophes or terrorist attacks, and associated public alarm;

•	the unexpected loss of the leadership of one or more of our senior executives; and

•	increasing competition and consolidation in the Medicaid industry.
Each of the terms “Molina Healthcare, Inc.” “Molina Healthcare,” “Company,” “we,” “our,” and “us,” as used herein, refers collectively to Molina Healthcare, Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Molina Healthcare, Inc. 2019 Form 10-K | 2

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
Through our locally operated health plans in 14 states and the Commonwealth of Puerto Rico, we served approximately 3.3 million members as of December 31, 2019. These health plans are generally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (“HMO”).
FINANCIAL HIGHLIGHTS

	2019	2018
	(Dollars in millions, except per-share amounts)

Total Revenue	$16,829	$18,890
Medical Care Ratio (“MCR”) (1)	85.8%	85.9%
Pre-Tax Margin (2)	5.8%	5.3%
After-Tax Margin (2)	4.4%	3.7%
Net Income per Diluted Share	$11.47	$10.61
_______________________

(1)	Medical care ratio represents medical care costs as a percentage of premium revenue.

(2)	Pre-tax margin represents income before income taxes as a percentage of total revenue. After-tax margin represents net income as a percentage of total revenue.
2019 EXECUTIVE SUMMARY
We believe Molina’s turnaround continues to progress—margin recovery is complete, margin sustainability is well under way, and the pivot to growth has begun.
We believe that management has demonstrated this progress through its accomplishments in 2019, which have included, among others:

•	We improved our Medicaid and Medicare margins, and earned exceptionally high Marketplace margins. These results were achieved by:

◦	Focusing on managed care fundamentals, including utilization management and claims payment integrity;

◦	Improving our administrative cost structure by, among other initiatives, outsourcing certain capabilities, including information technology; and

◦	Optimizing at-risk revenue by improving organizational capabilities and analytical tools and techniques.

•
Execution of a capital plan that has produced a strong and stable balance sheet, with a simplified capital structure and strong cash flows to support growth, including the harvesting of excess capital from our wholly owned subsidiaries to the parent company.

•
Enhancement of our business and corporate development teams and processes, resulting in two recent transactions. In the fourth quarter of 2019, we entered into an agreement to purchase certain assets of a New York health plan that serves approximately 46,000 Medicaid members; and we entered into an agreement to purchase an Illinois Medicaid managed care organization that serves approximately 50,000 Medicaid and managed long-term services and supports (“MLTSS”) members in Cook County. We expect both acquisitions to close in the first half of 2020.

Molina Healthcare, Inc. 2019 Form 10-K | 3

Our business footprint, as of December 31, 2019, is illustrated in the map below.
OUR SEGMENTS
We currently have two reportable segments: the Health Plans segment and the Other segment. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
Refer to Notes to Consolidated Financial Statements, Note 18, “Segments,” for further information, including segment revenue and profit information, and Note 2, “Significant Accounting Policies” for premium revenue information by health plan.
MEMBERSHIP BY PROGRAM

	As of December 31,
	2019	2018
Medicaid	2,956,000	3,361,000
Medicare	101,000	98,000
Marketplace	274,000	362,000
Total	3,331,000	3,821,000

Molina Healthcare, Inc. 2019 Form 10-K | 4

MEMBERSHIP BY HEALTH PLAN

	As of December 31,
	2019	2018
California	565,000	608,000
Florida (1)	132,000	313,000
Illinois	224,000	224,000
Michigan	362,000	383,000
New Mexico (1)	23,000	222,000
Ohio	288,000	302,000
Puerto Rico	176,000	252,000
South Carolina	131,000	120,000
Texas	341,000	423,000
Washington	832,000	781,000
Other (2)	257,000	193,000
Total	3,331,000	3,821,000
__________________

(1)
Due to RFP losses in 2018, our Medicaid contracts in New Mexico and in all but two regions in Florida terminated in late 2018 and early 2019, respectively. We continue to serve Medicare and Marketplace members in both New Mexico and Florida, as well as Medicaid members in two regions in Florida.

(2)	“Other” includes the Idaho, Mississippi, New York, Utah, and Wisconsin health plans, which are individually insignificant to our consolidated operating results.

MISSION
We improve the health and lives of our members by delivering high-quality health care.
VISION
We will distinguish ourselves as the low cost, most effective and reliable health plan delivering government-sponsored care.
STRATEGY
In 2019, we entered a new phase in our turnaround strategy by pivoting our focus to a disciplined and steady approach to growth. Organic growth, which includes leveraging our existing health plan portfolio and winning new territories, is our highest priority. The strategic initiatives that will drive long-term organic growth include:

•	Increasing our market share in our Medicaid, Medicare, and Marketplace programs;

•	Adding adjacent Medicaid geographies;

•	Pursuing Medicaid benefit additions;

•	Increasing market share of other programs within our existing Medicaid footprint; and

•	Winning Medicaid bids in new states, and in re-procurements in our existing states.
In addition to organic growth, we will consider targeted inorganic growth opportunities that provide a strategic fit, leverage operational synergies, and lead to incremental earnings accretion. This will include “bolt-on” membership opportunities in our current states and health plans in new states. As noted above, we entered into two acquisition agreements in the fourth quarter of 2019, pursuant to which we expect to add Medicaid membership in Illinois and New York in 2020.
We will continue our focus on margin sustainability, as we did in 2019, by executing on managed care fundamentals, improving our administrative cost structure, and optimizing at-risk revenue.
From a long-term outlook perspective, we expect:

•	Premium revenue growth of 10% to 12%;

•	Total company after-tax margins in the range of 3.8% to 4.2%;

•	Long-term net income growth of 9% to 11%; and

•	Earnings per diluted share growth of 12% to 15% after deploying the excess capital generated.

Molina Healthcare, Inc. 2019 Form 10-K | 5

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
The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage (“FMAP”). A state’s FMAP is calculated annually and varies inversely with average personal income in the state. The approximate average FMAP across all jurisdictions is currently 60%, and currently ranges from a federally established FMAP floor of 50% to as high as 77%.
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

Our state Medicaid contracts typically have terms of three to five years, contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Such contracts are subject to risk of loss in states that issue requests for proposal (“RFP”) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may not be renewed.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled; and regions or service areas.
Status of Significant Contracts
Our Medicaid contracts with each of the states of California, Ohio, Texas and Washington accounted for 10% or more of our consolidated Medicaid premium revenues in each of the years ended December 31, 2019, and 2018. The current status of each of these contracts is described below.
California. Our managed care contracts with the California Department of Health Care Services (“DHCS”) cover six regions in central and southern California (including the Los Angeles region covered under a separate direct subcontract with Health Net). These contracts are effective through December 31, 2020, and are expected to be renewed annually until the effectiveness of new forms of contract following RFP awards. DHCS has publicly indicated it expects to release a new Medicaid RFP in late 2020, with new contracts effective in 2023. As of December 31, 2019, we served approximately 506,000 Medicaid members in California, representing premium revenue of approximately $1,830 million in 2019.
Ohio. Our managed care contract with the Ohio Department of Medicaid (“ODM”) covers the entire state of Ohio. The contract is effective through June 30, 2020, and we expect to receive another one-year contract effective July 1, 2020. In early 2019, the governor of Ohio asked ODM to initiate a process to re-procure the Ohio Medicaid program related to this contract. The re-procurement of the Ohio Medicaid program is currently projected to begin early in the second half of 2020, although ODM has not committed to or confirmed a specific timeline at this time. As of December 31, 2019, we served approximately 264,000 Medicaid members in Ohio, representing premium revenue of approximately $1,870 million in 2019.

Molina Healthcare, Inc. 2019 Form 10-K | 6

Texas. In October 2019, the Texas Health and Human Services Commission (“HHSC”) awarded contracts to our Texas health plan for the ABD program (known in Texas as “STAR+PLUS”) in two service areas, consisting of one legacy service area and one new service area. This would be a reduction from our current footprint of six service areas. We believe the initial term of each contract is expected to be three years, and such contracts are currently anticipated to be operational beginning on January 1, 2021, at the earliest. Under our existing STAR+PLUS and related Medicare-Medicaid Plan (“MMP”) contracts, we served approximately 97,000 members as of December 31, 2019, representing premium revenue of approximately $2,062 million in 2019. We are currently exercising our protest rights of the STAR+PLUS RFP awards with HHSC.
In 2019, our Texas health plan submitted an RFP response for the TANF and CHIP programs (known in Texas as “STAR/CHIP”). HHSC has announced that the STAR/CHIP contract awards are delayed to late February 2020. Under our existing STAR/CHIP contracts, we served approximately 114,000 members as of December 31, 2019, representing premium revenue of approximately $315 million in 2019.
Washington. Our managed care contract with the Washington State Health Care Authority (“HCA”) covers all ten regions of the state’s Apple Health Integrated Managed Care program, and is effective through December 31, 2020. We expect the HCA to exercise its renewal option for at least one year, through December 31, 2021. As of December 31, 2019, we served approximately 803,000 Medicaid members in Washington, representing premium revenue of approximately $2,370 million in 2019.
A loss of any of our significant Medicaid contracts could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Other Recent Developments
New Mexico. On January 24, 2020, the Navajo Nation in New Mexico passed legislation for the nation’s first Native American tribe to create a managed health care entity with Molina Healthcare as its partner to operate the plan. The Naat’aanii Development Corporation, the business arm of the Navajo Nation, is expected to contract with us to work toward a managed health care offering under New Mexico’s Medicaid program. The new entity is designed to improve access and quality of health care on the largest Native American reservation. There are approximately 75,000 members of the Navajo Nation living in New Mexico who are eligible for Medicaid. If the parties are able to finalize their contract, the program is expected to be operational by 2021.
Kentucky. On December 2, 2019, we announced that our Kentucky health plan subsidiary had been selected as an awardee pursuant to the Kentucky Medicaid managed care organizations RFP issued by the Kentucky Finance and Administration Cabinet in May 2019. However, in late December 2019, the newly elected Governor of Kentucky announced that he was canceling the Medicaid contracts that had been awarded by the outgoing Governor, including the contract that had been awarded to our Kentucky health plan subsidiary, and that he was reissuing the RFP for rebidding. We submitted a bid under the new RFP on February 6, 2020.
Illinois. On December 31, 2019, we entered into a definitive agreement to purchase NextLevel Health Partners, Inc., a Medicaid managed care organization. Upon the closing of this transaction, expected to occur in the first half of 2020, we will assume the right to serve approximately 50,000 Medicaid and Managed Long-Term Services and Supports members in Cook County, Illinois. The purchase price of approximately $50 million will be funded with available cash, and the closing is subject to customary closing conditions.
New York. In October 2019, we entered into a definitive agreement to acquire certain assets of YourCare Health Plan, Inc. Upon the closing of this transaction, expected to occur in the first half of 2020, we will serve approximately 46,000 Medicaid members in seven counties in western New York. The purchase price of approximately $40 million will be funded with available cash, and the closing is subject to customary closing conditions.
Member Enrollment and Marketing
Most states allow eligible Medicaid members to select the Medicaid plan of their choice. This opportunity to choose a plan is typically afforded to the member at the time of first enrollment and, at a minimum, annually thereafter. In some of the states in which we operate, a substantial majority of new Medicaid members voluntarily select a plan with the remainder subject to the auto-assignment process described below, while in other states less than half of new members voluntarily choose a plan.
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

Molina Healthcare, Inc. 2019 Form 10-K | 7

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
Medicare-Medicaid Plans, or MMPs. Over 12 million low-income elderly and disabled people qualify for both the Medicare and Medicaid programs (“dual eligible” individuals). These beneficiaries are more likely than other Medicare beneficiaries to be frail, live with multiple chronic conditions, and have functional and cognitive impairments. Medicare is their primary source of health insurance coverage. Medicaid supplements Medicare by paying for services not covered by Medicare, such as dental care and long-term care services and supports, and by helping to cover Medicare’s premiums and cost-sharing requirements. Together, these two programs help to shield very low-income Medicare beneficiaries from potentially unaffordable out-of-pocket medical and long-term care costs. To coordinate care and deliver services in a more financially efficient manner, some states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual-eligible individuals. The health plans participating in such demonstrations are referred to as MMPs. We operate MMPs in six states, as described further below.
Contracts
We enter into Medicare and MMP contracts with CMS, in partnership with each state’s department of health and human services. Such contracts typically have terms of one to two years.
Status of MMP Contracts
Our California, Illinois and Ohio MMP contracts have been extended, each with one-year renewal terms, through December 31, 2022. These contracts represented aggregate revenues of approximately $888 million in 2019.
Our current Michigan, South Carolina and Texas MMP contracts are active through December 31, 2020. These contracts represented aggregate revenues of approximately $701 million in 2019. The current status of these contracts is as follows:

•	Michigan. The Michigan Medicaid agency has submitted a formal letter of intent to extend the MMP program for three years through 2023.

•	South Carolina. We have received information that CMS has granted a three-year extension through 2023.

•
Texas. We have received information that HHSC intends to extend the MMP program through 2023, pending a formal letter to CMS. However, our participation in the Texas MMP program is contingent upon the outcome of the STAR+PLUS RFP award discussed above.

Member Enrollment and Marketing
Our Medicare members may be enrolled through auto-assignment, as described above in “Medicaid—Member Enrollment and Marketing,” or by enrolling in our plans with the assistance of insurance agents employed by Molina, outside brokers, or via the Internet.
Our Medicare marketing and sales activities are regulated by CMS and the states in which we operate. CMS has oversight over all marketing materials used by Medicare Advantage plans, and in some cases has imposed advance approval requirements. CMS generally limits sales activities to those conveying information regarding

Molina Healthcare, Inc. 2019 Form 10-K | 8

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
MARKETPLACE
Overview
Effective January 1, 2014, the Affordable Care Act (“ACA”) authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase federally subsidized health insurance. We offer Marketplace plans in many of the states where we offer Medicaid health plans. Our plans allow our Medicaid members to stay with their providers as they transition between Medicaid and the Marketplace. Additionally, our plans remove financial barriers to quality care and seek to minimize members' out-of-pocket expenses. In 2020, we are participating in the Marketplace in all of our markets except Idaho, Illinois, New York, and Puerto Rico.
We expect membership attrition to be lower than in past years and thus we expect to end 2020 with approximately 310,000 members, a 13% increase over year-end 2019. We also expect revenues to increase in 2020 due to the increased membership; however, we expect that the Marketplace MCR will be higher in 2020 compared with 2019 as a result of our lowering prices in an effort to be more competitive and the impact of higher rebates due to more health plans not meeting the minimum medical loss ratio.
Contracts
We enter into contracts with CMS annually for the state Marketplace programs. These contracts have a one-year term ending on December 31, and must be renewed annually.
Member Enrollment and Marketing
Our Marketplace members enroll in our plans with the assistance of insurance agents employed by Molina, outside brokers, vendors, direct to consumer marketing and via the Internet.
While our Marketplace sales activities are regulated by CMS (such as eligibility determinations), our marketing activities are regulated by the individual states in which we operate. Some states require us to obtain prior approval of our marketing materials, others simply require us to provide them with copies of our marketing materials, and some states do not request our marketing materials. We are able to freely contact our members and provide them with marketing materials as long as those materials are fair and do not discriminate.
Our Marketplace sales and marketing strategy is to provide high quality, affordable, compliant and consumer centric Marketplace products through a variety of distribution channels. Our Marketplace products are displayed on the Federally Facilitated Marketplace (“FFM”) and the State Based Marketplace (“SBM”) in the states in which we participate in the Marketplace. We also contract with independent, licensed insurance agents to market our Marketplace products. The activities of our independently licensed insurance agents are also regulated by both CMS and the departments of insurance in the states in which we participate. Our sales cycle typically peaks during the annual Open Enrollment Period (“OEP”) as defined and regulated by CMS and the applicable FFM and SBM.

Molina Healthcare, Inc. 2019 Form 10-K | 9

BASIS FOR PREMIUM RATES
The following table presents our consolidated premium revenue by program for the periods indicated:

	Year Ended December 31,
	2019	2018
	(In millions)
Medicaid	$12,466	$13,623
Medicare	2,243	2,074
Marketplace	1,499	1,915
Total	$16,208	$17,612
Medicaid
Under our Medicaid contracts, state government agencies pay our health plans fixed PMPM rates that vary by state, line of business, demographics and, in most instances, health risk factors. CMS requires these rates to be actuarially sound. In exchange for the payment received, Molina arranges, pays for, and manages health care services provided to Medicaid beneficiaries. Therefore, our health plans are at risk for the medical costs associated with their members’ health care. Payments to us under each of our Medicaid contracts are subject to each state’s annual appropriation process. The amount of the premiums paid to our health plans may vary substantially between states and among various government programs. For the year ending December 31, 2019, Medicaid program PMPM premium revenues ranged from $180.00 to $1,540.00.
Medicare
Under Medicare Advantage, managed care plans contract with CMS to provide benefits in exchange for a fixed PMPM premium payment that varies based on health plan star rating and member demographics, including county residence and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed PMPM premium payment. Amounts payable to us under the Medicare Advantage contracts are subject to annual revision by CMS, including any federal budget cuts or tax changes applicable to Medicare. We elect to participate in each Medicare service area or region on an annual basis. Medicare Advantage premiums paid to us are subject to federal government reviews and audits which can result, and have resulted, in retroactive and prospective premium adjustments. Compared with our Medicaid plans, Medicare Advantage and MMP contracts generate higher average PMPM revenues and health care costs. For the year ended December 31, 2019, Medicare program PMPM premium revenues ranged from $1,110.00 to $3,410.00.
Marketplace
For Marketplace, we develop each state’s premium rates during the spring of each year for policies effective in the following calendar year. Premium rates are based on our estimates of utilization of services and unit costs, anticipated member risk acuity and related federal risk adjustment transfer amounts, and non-benefit expenses such as administrative costs, taxes, and fees. The premium rates are filed for approval with the various state and federal authorities in accordance with the rules and regulations applicable to the ACA individual market, including, but not limited to, minimum loss ratio thresholds and adjustments for permissible rate variations by age, geographic area, and variations in plan design. For the year ending December 31, 2019, Marketplace program PMPM premium revenues ranged from $340.00 to $1,070.00.

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

Molina Healthcare, Inc. 2019 Form 10-K | 10

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
AFFORDABLE CARE ACT
Repeal of ACA Taxes
In December 2019, the President signed into law the “Further Consolidated Appropriations Act, 2020,” which repeals several ACA excise taxes, including the Health Insurer Fee (“HIF”) effective for years after 2020.
The HIF will be assessed in 2020, following a moratorium in 2019.
Status of Constitutionality Court Case
In December 2018, in a case brought by the state of Texas and nineteen other states, a federal judge in Texas held that the ACA’s individual mandate is unconstitutional. He further held that since the individual mandate is inseverable from the entire body of the ACA, the entire ACA is unconstitutional. The effect of his ruling was stayed pending the appeal of the ruling to the Fifth Circuit Court of Appeals. In December 2019, a three-judge panel of the Fifth Circuit Court of Appeal, in a two to one decision, affirmed the District Court’s ruling that the individual mandate is unconstitutional, but remanded the case back to the District Court for additional analysis and findings regarding severability and the consideration of additional arguments. Any decision by the District Court is expected to be appealed once again to the Fifth Circuit Court. In addition, the intervenor defendant states led by California have sought immediate appeal of the case to the U.S. Supreme Court. Any final, non-appealable determination that the ACA is unconstitutional could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Other Proposed Changes and Reforms
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
The passage of any of these changes or other reforms could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
PUBLIC CHARGE
On January 27, 2020, the U.S. Supreme Court lifted a nationwide injunction preventing the Department of Homeland Security (“DHS”) from enforcing an “Inadmissibility on Public Charge Grounds” final rule from going into effect. DHS is now permitted to implement and enforce the final rule and will do so effective February 24, 2020, while litigation continues in lower courts, except in the state of Illinois, where a preliminary injunction is still in place.
The final rule changes policies used to determine whether immigration applicants are likely to become a “public charge,” or persons that become dependent on certain government benefits. Under longstanding policy, the federal government can deny applicants entry into the U.S. or adjustment to their immigration status if it is determined that such applicants are likely to become a public charge. Under the final rule, officials will consider the use of certain previously excluded programs, including Medicaid, in public charge determinations.
DHS has estimated that only approximately 140,000 immigration applicants would be impacted by the rule; however, the changes may lead to widespread decreases in participation in Medicaid and other programs. Various

Molina Healthcare, Inc. 2019 Form 10-K | 11

states have mounted educational efforts to keep their members informed and to minimize the effect of the final rule. Our states with the largest immigrant populations include California, Texas, and Illinois.

OPERATIONS
QUALITY
Our long-term success depends, to a significant degree, on the quality of the services we provide. As of December 31, 2019, 11 of our health plans were accredited by the National Committee for Quality Assurance (“NCQA”), including the Multicultural Health Care Distinction, which is awarded to organizations that meet or exceed NCQA’s rigorous requirements for multicultural health care.
For the states where our health plans are accredited by the NCQA and/or have Medicare Star Ratings, the table below presents such health plans’ NCQA status, as well as their current scores as part of the Medicare Star Ratings, which measures the quality of Medicare plans across the country using a 5-star rating system.
We believe that these objective measures of quality are important to state Medicaid agencies, as a growing number of states link reimbursement and patient assignment to quality scores. Additionally, Medicare pays quality bonuses to health plans that achieve high quality.
PROVIDERS
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

Molina Healthcare, Inc. 2019 Form 10-K | 12

Physicians
We contract with both primary care physicians and specialists, many of whom are organized into medical groups or independent practice associations. Primary care physicians provide office-based primary care services. Primary care physicians may be paid under capitation or fee-for-service contracts and may receive additional compensation by providing certain preventive care services. Under capitation payment arrangements, health care providers receive fixed, pre-arranged monthly payments per enrolled member, whereas under fee-for-service payment arrangements, health care providers are paid a fee for each particular service rendered. Our specialists care for patients for a specific episode or condition, usually upon referral from a primary care physician, and are usually compensated on a fee-for-service basis. When we contract with groups of physicians on a capitated basis, we monitor their solvency.
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
The following table illustrates consolidated medical care costs by type for the periods indicated:

	Year Ended December 31,
	2019			2018
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
	(In millions, except PMPM amounts)
Fee-for-service	$10,453	$256.34	75.1%	$11,278	$232.15	74.5%
Pharmacy	1,681	41.23	12.1	2,138	44.01	14.1
Capitation	1,149	28.17	8.3	1,184	24.38	7.8
Other (1)	622	15.25	4.5	537	11.05	3.6
Total	$13,905	$340.99	100.0%	$15,137	$311.59	100.0%
_____________________

(1)
“Other” includes all medically-related administrative costs, certain provider incentive costs, provider claims, and other health care expenses. Medically-related administrative costs include, for example, expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses.

MEDICAL MANAGEMENT
Our mission is to improve the health and lives of our members by delivering high-quality health care. We believe our singular focus on government-sponsored health care enables us to identify and implement efficiencies that distinguish us as the low-cost, high-quality health plan of choice. We emphasize primary care physicians as the central point of delivery for routine and preventive care, coordination of referrals to specialists, and appropriate assessment of the need for hospital care. This model has proved to be an effective method of coordinating medical care for our members.
Utilization Management
Our goal is to optimize access to low-cost, high-quality care. This is achieved by sound clinical policy based on current evidence-based practices. Additionally, we continuously monitor utilization patterns and strive to identify new opportunities to reduce cost and improve quality of care. Our utilization management process serves as a bridge to identify at-risk members for referral into internally developed case management programs such as “Transitions of Care,” which facilitates post-discharge safety and appropriate outcomes.

Molina Healthcare, Inc. 2019 Form 10-K | 13

Population Management
We believe high-quality, affordable care is achieved through a variety of programs tailored to our members’ emerging needs. Individuals are identified for interventions, and programs are customized, based on predictive analytics and our member assessment process. These tools ensure that the appropriate level of services and support are provided to address physical health, behavioral health, and social determinants of health. This comprehensive and customized approach is designed to help members achieve their goals and improve their overall quality of life.
Pharmacy Management
Our pharmacy programs are designed to make us a trusted partner in improving member health and healthcare affordability. We strategically partner with physicians and other healthcare providers who treat our members. This collaboration results in drug formularies and clinical initiatives that promote improved patient care. We employ full-time pharmacists and pharmacy technicians who work closely with providers to educate them about our formulary products, clinical programs, and the importance of cost-effective care.
INFORMATION TECHNOLOGY
Our business is dependent on effective and secure information systems that assist us in, among other things, processing provider claims, monitoring utilization and other cost factors, supporting our medical management techniques, providing data to our regulators, and implementing our data security measures. Our members and providers also depend upon our information systems for enrollment, primary care and specialist physician roster access, membership verifications, claims status, and other information.
We have partnered with third parties to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. In February 2019, we entered into a master services agreement with a third party vendor who manages certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers. As a result of the agreement, we were able to reduce our administrative expenses, while improving the reliability of our information technology functions, and maintain targeted levels of service and operating performance. A segment of the infrastructure services is provided on our premises, while other portions of the infrastructure services are performed at the vendor’s facilities.
Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, changing customer preferences and increased security risks.
CENTRALIZED SERVICES
We provide certain centralized medical and administrative services to our subsidiaries pursuant to administrative services agreements that include, but are not limited to, information technology, product development and administration, underwriting, claims processing, customer service, certain care management services, human resources, marketing, purchasing, risk management, actuarial, underwriting, finance, accounting, legal and public relations.

COMPETITIVE CONDITIONS AND ENVIRONMENT
We face varying levels of competition. Healthcare reform proposals may cause organizations to enter or exit the market for government-sponsored health programs. However, the licensing requirements and bidding and contracting procedures in some states may present partial barriers to entry into our industry.
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

Molina Healthcare, Inc. 2019 Form 10-K | 14

Medicaid
The Medicaid managed care industry is subject to ongoing changes as a result of healthcare reform, business consolidations and new strategic alliances. We compete with national, regional, and local Medicaid service providers, principally on the basis of size, location, quality of the provider network, quality of service, and reputation. Our primary competitors in the Medicaid managed care industry include Centene Corporation, UnitedHealth Group Incorporated, Anthem, Inc., Aetna Inc., and other large not-for-profit health care organizations. Competition can vary considerably from state to state.
Medicare
The Medicare market is highly competitive across the country, with large competitors, such as UnitedHealth Group Incorporated, Humana Inc., and Aetna Inc., holding significant market share.
Marketplace
Low-income members who receive government subsidies comprise the vast majority of Marketplace membership, which is served by a limited number of health plans. Our primary competitor for low-income Marketplace membership is Centene Corporation.

REGULATION
Our health plans are highly regulated by both state and federal government agencies. Regulation of managed care products and healthcare services varies from jurisdiction to jurisdiction, and changes in applicable laws and rules occur frequently. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Such agencies have become increasingly active in recent years in their review and scrutiny of health insurers and managed care organizations, including those operating in the Medicaid and Medicare programs.
HIPAA AND THE HITECH ACT
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
In 2009, the Health Information Technology for Economic and Clinical Health Act (“HITECH”) imposed requirements on uses and disclosures of health information; included requirements for HIPAA business associate agreements; extended parts of HIPAA privacy and security provisions to business associates; added data breach notification requirements for covered entities and business associates and reporting requirements to the U.S. Department of Health and Human Services (“HHS”) and, in some cases, to the media; strengthened enforcement; and imposed higher financial penalties for HIPAA violations. In the conduct of our business, depending on the circumstances, we may act as either a covered entity or a business associate. HIPAA privacy regulations do not preempt more stringent state laws and regulations that may apply to us.
We maintain an internal HIPAA compliance program, which we believe complies with HIPAA privacy and security regulations, and have dedicated resources to monitor compliance with this program.
Healthcare reform created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicaid, CHIP, and Medicare. Those enhancements included mandatory licensure for all providers, and site visits, fingerprinting, and criminal background checks for higher risk providers.
FRAUD AND ABUSE LAWS AND THE FALSE CLAIMS ACT
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including federal and state anti-kickback statutes, prohibited referrals, and the federal False Claims Act, which permit agencies and enforcement authorities to institute a suit against us for violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government health care programs, or the institution of corporate integrity agreements. Liability under such federal and state statutes and regulations may arise if we know, or it is determined that we should have

Molina Healthcare, Inc. 2019 Form 10-K | 15

known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements.
Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, upcoding, payments made to excluded providers, improper marketing, and the violation of patient privacy rights. In particular, there has recently been increased scrutiny by the Department of Justice on health plans’ risk adjustment practices, particularly in the Medicare program. Companies involved in public healthcare programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change.
The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the HHS’ Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines, or be excluded from the Medicare, Medicaid, or other state or federal healthcare programs as a result of an investigation arising out of such action.
LICENSING AND SOLVENCY
Our health plans are generally licensed by the insurance departments in the states in which they operate, except our California health plan, which is licensed by the California Department of Managed Health Care, and our New York health plan, which is licensed as a prepaid health services plan by the New York State Department of Health.
Our health plans are subject to stringent requirements to maintain a minimum amount of statutory capital determined by statute or regulation, and restrictions that limit their ability to pay dividends to us. For further information, refer to the Notes to Consolidated Financial Statements, Note 17, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”

OTHER INFORMATION
EMPLOYEES
As of December 31, 2019, we had approximately 10,000 employees. Our employee base is multicultural and reflects the diverse membership we serve.
AVAILABLE INFORMATION
Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666. The Company also maintains corporate offices in New York City, New York.
You can access our website at www.molinahealthcare.com to learn more about our Company. From that site, you can download and print copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, along with amendments to those reports. You can also download our Corporate Governance Guidelines, board of directors committee charters, and Code of Business Conduct and Ethics. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the U.S. Securities and Exchange Commission (“SEC”). We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: Molina Healthcare, Inc., 200 Oceangate, Suite 100, Long Beach, California 90802, Attn: Investor Relations. Information on or linked to our website is neither part of nor incorporated by reference into this Form 10-K or any other SEC filings.

Molina Healthcare, Inc. 2019 Form 10-K | 16

RISK FACTORS
You should carefully consider the risks described below and all of the other information set forth in this Form 10-K, including our consolidated financial statements and accompanying notes. These risks and other factors may affect our forward-looking statements, including those we make in this Form 10-K or elsewhere, such as in press releases, presentations to securities analysts or investors, or other communications made by or with the approval of one of our executive officers. The risks described below are not the only risks facing our Company. Additional risks that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, among other effects, the trading price of our common stock could decline, and you could lose part or all of your investment.
We operate in an uncertain political and judicial environment which creates uncertainties with regard to our future prospects.
In December 2018, in a case brought by the state of Texas and nineteen other states, a federal judge in Texas held that the ACA’s individual mandate is unconstitutional. He further held that since the individual mandate is inseverable from the entire body of the ACA, the entire ACA is unconstitutional. The effect of his ruling was stayed pending the appeal of the ruling to the Fifth Circuit Court of Appeals. In December 2019, a three-judge panel of the Fifth Circuit Court of Appeal, in a two to one decision, affirmed the District Court’s ruling that the individual mandate is unconstitutional, but remanded the case back to the District Court for additional analysis and findings regarding severability and the consideration of additional arguments. Any decision by the District Court is expected to be appealed once again to the Fifth Circuit Court. In addition, the intervenor defendant states led by California have sought immediate appeal of the case to the U.S. Supreme Court. Any final, non-appealable determination that the ACA is unconstitutional could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Currently, there are a number of different legislative proposals being considered which would involve significantly reduced federal spending on the Medicaid program or would otherwise constitute a fundamental change in the federal role in health care. Changes to or the repeal of the ACA, or the adoption of new health care regulatory laws, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
If the responsive bids of our health plans for new or renewed Medicaid contracts are not successful, or if our government contracts are terminated or are not renewed on favorable terms or at all, our premium revenues could be materially reduced and our operating results could be negatively impacted.
We currently derive our premium revenues from health plans that operate in 14 states and the Commonwealth of Puerto Rico. Our premium revenues constituted 96% of our total revenue in the year ended December 31, 2019. Measured by premium revenue by health plan, our top four health plans were in California, Ohio, Texas, and Washington, with aggregate premium revenue of $10.5 billion, or approximately 65% of total premium revenue, in the year ended December 31, 2019. If we are unable to continue to operate in any of our existing jurisdictions, or if our current operations in those jurisdictions or any portions of those jurisdictions are significantly curtailed or terminated entirely, our revenues could decrease materially.
Many of our government contracts are effective only for a fixed period of time and will only be extended for an additional period of time if the contracting entity elects to do so. When such contracts expire, they may be opened for bidding by competing healthcare providers (many of which have greater financial resources and greater name recognition than us), and there is no guarantee that the contracts will be renewed or extended. Even if our contracts are renewed or extended, there can be no assurance that they will be renewed or extended on the same terms or without a reduction in the applicable service areas. For example, in October 2019, our Texas health plan was notified that its contract for the STAR+PLUS program was being renewed but with a significant reduction in the service areas covered by that contract, and our contract for the STAR/CHIP program in Texas is also subject to the outcome of a pending RFP. In addition, as stated above, our contracts in Ohio and California are expected to be subject to re-procurement later in 2020. Further, on January 15, 2020, the Florida District Court of Appeal held oral argument on the appeal brought by Best Care alleging that AHCA’s award of Region 8 to Molina Healthcare of Florida was illegal in that it allegedly exceeded the statutory cap of four health plan awardees. We expect a ruling from the appellate court in the first half of 2020.  An adverse ruling could have a material adverse effect on the results of operations of our Florida health plan.
Even if our responsive bids are successful, the bids may be based upon assumptions regarding enrollment, utilization, medical costs, or other factors which could result in the contract being less profitable than we had expected or could result in a net loss. Furthermore, our contracts contain certain provisions regarding, among other

Molina Healthcare, Inc. 2019 Form 10-K | 17

things, eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and information reporting, quality assurance and timeliness of claims payment, and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies.
If we lose contracts that constitute a significant amount of our revenue, we will lose the administrative cost efficiencies that are inherent in a larger revenue base. In such circumstances, we may not be able to reduce fixed costs proportionally with our lower revenue, and the financial impact of lost contracts may exceed the net income ascribed to those contracts.
We currently spread the cost of centralized services over a large revenue base. Many of our administrative costs are fixed in nature, and will be incurred at the same level regardless of the size of our revenue base. If we lose contracts that constitute a significant amount of our revenue, we may not be able to reduce the expense of centralized services in a manner that is proportional to that loss of revenue. In such circumstances, not only will our total dollar margins decline, but our percentage margins, measured as a percentage of revenue, will also decline. This loss of cost efficiency, and the resulting stranded administrative costs, could have a material and adverse impact on our business, financial condition, cash flows, or results of operations.
If, in the interests of maintaining or improving longer term profitability, we decide to exit voluntarily certain state contractual arrangements, make changes to our provider networks, or make changes to our administrative infrastructure, we may incur disruptions to our business that could materially reduce our premium revenues and our net income.
Decisions that we make with regard to retaining or exiting our portfolio of state and federal contracts, and changes to the manner in which we serve the members attached to those contracts, could generate substantial expenses associated with the run out of existing operations and the restructuring of those operations that remain. Such expenses could include, but would not be limited to, goodwill and intangible asset impairment charges, restructuring costs, additional medical costs incurred due to the inability to leverage long-term relationships with medical providers, and costs incurred to finish the run out of businesses that have ceased to generate revenue, all of which could materially reduce our premium revenues and net income.
A failure to accurately estimate incurred but not paid medical care costs may negatively impact our results of operations.
Because of the time lag between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time, and establish claims reserves related to such estimates. Our estimated reserves for such incurred but not paid (“IBNP”) medical care costs are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, health care service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations is negatively impacted by the more limited experience we have had with those newer lines of business or populations.
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
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated substantially, and has varied across our health plans. Because the premium

Molina Healthcare, Inc. 2019 Form 10-K | 18

payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio of 85.8% for the year ended December 31, 2019, had been one percentage point higher, or 86.8%, our net income per diluted share for the year ended December 31, 2019 would have been approximately $9.52 rather than our actual net income per diluted share of $11.47, a difference of $1.95.
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
Many of these factors are beyond our control. The inability to forecast and manage our medical care costs or to establish and maintain a satisfactory medical care ratio, either with respect to a particular health plan or across the consolidated entity, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Continuing changes in health care laws, and in the health care industry, make it difficult to develop actuarially sound rates.
Comprehensive changes to the U.S. healthcare system make it more difficult for us to manage our business, and increase the likelihood that the assumptions we make with respect to our future operations and results will prove to be inaccurate. The continuing pace of change has made it difficult for us to develop actuarially sound rates because we have limited historical information on which to develop these rates. In the absence of significant historical information to develop actuarial rates, we must make certain assumptions. These assumptions may subsequently prove to be inaccurate. For example, rates of utilization could be significantly higher than we projected, or the assumptions of policymakers about the amount of savings that could be achieved through the use of utilization management in managed care could be flawed. Moreover, our lack of actuarial experience for a particular program, region, or population, could cause us to set our reserves at an inadequate level.
Our stock price may be significantly impacted by volatility associated with the November 2020 election.
Health care is expected to be a central issue in the November 2020 Presidential and Congressional elections.  Several Presidential and Congressional candidates are advocating significant changes and reforms in the U.S. health care system, including changes with regard to the Medicaid and Medicare programs, the ACA, and how health care is funded.  Other proposed legislation relates to surprising medical billing and drug pricing.  The focus among Democratic presidential candidates on Medicare for All, a single payer system that would eliminate reliance on private health care companies, or other health care reforms and associated legislative and programmatic uncertainty tends to create significant price volatility among health care stocks, including the trading price of the stock of the Company.  Such volatility may become especially acute as the November election draws closer and perceptions emerge as to how the election of a particular candidate, or how the control of the U.S Senate or the House of Representatives, will impact the chances of adoption in 2021 of reform legislation pertaining to healthcare.
If we are unable to collect the health insurer fee (“HIF”) reimbursement for 2020 from our state partners, our business, financial condition, cash flows, or results of operations could be materially and adversely affected.
Because Medicaid is a government funded program, Medicaid health plans must request reimbursement for the HIF from respective state partners to offset the impact of this tax. When states reimburse us for the amount of the HIF, that reimbursement is itself subject to income tax, the HIF, and applicable state premium taxes. Because the HIF is not deductible for income tax purposes, our net income is reduced by the full amount of the assessment. The 2020 HIF assessment, related to our Medicaid business, is currently estimated to be $217 million, with an expected tax

Molina Healthcare, Inc. 2019 Form 10-K | 19

gross-up effect from the reimbursement of the assessment of approximately $63 million. Therefore, the total reimbursement needed as a result of the Medicaid-related HIF is currently estimated to be approximately $280 million. The delay or failure of our state partners to reimburse us in full for the 2020 HIF and its related tax effects could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
An impairment charge with respect to our recorded goodwill, or our finite-lived intangible assets, could have a material impact on our financial results.
As of December 31, 2019, the carrying amounts of goodwill and intangible assets, net, amounted to $143 million, and $29 million, respectively.
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Such events or circumstances may include experienced or expected operating cash-flow deterioration or losses, significant losses of membership, loss of state funding, loss of state contracts, and other factors. Goodwill is impaired if the carrying amount of the reporting unit (one of our state health plans) exceeds its estimated fair value. This excess is recorded as an impairment loss and adjusted if necessary for the impact of tax-deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit.
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
A reversal of the Medicaid Expansion would have a negative impact on our business.
In the states that have elected to participate, the ACA provided for the expansion of the Medicaid program to offer eligibility to nearly all individuals under age 65 with incomes at or below 138% of the federal poverty line. Since January 1, 2014, several of our health plans have participated in the Medicaid Expansion program under the ACA. At December 31, 2019, our membership included approximately 605,000 Medicaid Expansion members, or 18% of our total membership. If the Medicaid Expansion is reversed by repeal of the ACA or otherwise, we could lose this membership, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Our participation in the Marketplace creates certain risks which could adversely impact our business, financial position, and results of operations.
The ACA authorized the creation of state insurance marketplaces (the “Marketplace”), allowing individuals and small groups to purchase federally subsidized health insurance. As of December 31, 2019, we participated in the individual Marketplace in nine states, which represented approximately 8% of our total membership.
As described above, challenges to the constitutionality of the ACA are currently being litigated. The perceived instability and impending changes in the Marketplace could further promote reduced participation among the uninsured. Further, the withdrawal of cost sharing subsidies and/or premium tax credits, the elimination of the individual mandate to purchase health insurance, the use of special enrollment periods, or any announcement that some or all of our health plans will be leaving the Marketplace, could additionally impact Marketplace enrollment. These market and political dynamics may increase the risk that our Marketplace products will be selected by individuals who have a higher risk profile or utilization rate than we anticipated when we established the pricing for our Marketplace products, leading to financial losses. In addition, because of the immaturity and volatility of the Marketplace markets, it is difficult to predict the full effect of pricing changes. For 2020, we had lowered our Marketplace pricing in an effort to gain market share, but fewer members enrolled with our health plans than we had expected.

Molina Healthcare, Inc. 2019 Form 10-K | 20

The Medicare-Medicaid Duals Demonstration Pilot Programs could be discontinued or altered, resulting in a loss of premium revenue.
To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligibles”), and to deliver services to these individuals in a more financially efficient manner, under the direction of CMS some states implemented demonstration pilot programs to integrate Medicare and Medicaid services for the dual eligibles. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (“MMPs”). We operate MMPs in six states: California, Illinois, Michigan, Ohio, South Carolina, and Texas. At December 31, 2019, our membership included approximately 58,000 integrated MMP members, representing approximately 2% of our total membership. However, the capitation paid to us for dual eligibles is significantly higher than the capitation paid for other members, representing 10% of our total premium revenues in 2019. If the states running the MMP pilot programs conclude that the demonstration pilot programs are not delivering better coordinated care and reduced costs, they could decide to discontinue or substantially alter such programs, resulting in a reduction to our premium revenues.
Our health plans operate with very low profit margins, and small changes in operating performance or slight changes to our accounting estimates will have a disproportionate impact on our reported net income.
A substantial portion of our premium revenue is subject to contract provisions pertaining to medical cost expenditure floors and corridors, administrative cost and profit ceilings, premium stabilization programs, and cost-plus and performance-based reimbursement programs. Many of these contract provisions are complex, or are poorly or ambiguously drafted, and thus are subject to differing interpretations by us and the relevant government agency with whom we contract. If the applicable government agency disagrees with our interpretation or implementation of a particular contract provision, we could be required to adjust the amount of our obligation under that provision. Any such adjustment could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
In addition, many of our contracts contain provisions pertaining to at-risk premiums that require us to meet certain quality performance measures to earn all of our contract revenues. If we are unsuccessful in achieving the stated performance measure, we will be unable to recognize the revenue associated with that measure, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
The complexity of some of our Medicaid contract provisions, imprecise language in those contracts, the desire of state Medicaid agencies in some circumstances to retroactively adjust for the acuity of the medical needs of our members, and state delays in processing rate changes, can create uncertainty around the amount of revenue we should recognize. Any circumstance such as those described above could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
If we are unable to deliver quality care, and maintain good relations with the physicians, hospitals, and other providers with whom we contract, or if we are unable to enter into cost-effective contracts with such providers, our profitability could be adversely affected.
We contract with physicians, hospitals, and other providers as a means to ensure access to healthcare services for our members, to manage medical care costs and utilization, and to better monitor the quality of care being delivered. We compete with other health plans to contract with these providers. We believe providers select plans in which they participate based on criteria including reimbursement rates, timeliness and accuracy of claims payment, potential to deliver new patient volume and/or retain existing patients, effectiveness of resolution of calls and complaints, and other factors. There can be no assurance that we will be able to successfully attract and retain providers to maintain a competitive network in the geographic areas we serve. In addition, in any particular market, providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher medical care costs, disruption to provider access for current members, a decline in our growth rate, or difficulty in meeting regulatory or accreditation requirements.
The Medicaid program generally pays doctors and hospitals at levels well below those of Medicare and private insurance. Large numbers of doctors, therefore, do not accept Medicaid patients. In the face of fiscal pressures, some states may reduce rates paid to providers, which may further discourage participation in the Medicaid program.

Molina Healthcare, Inc. 2019 Form 10-K | 21

In some markets, certain providers, particularly hospitals, physician/hospital organizations, and some specialists, may have significant market positions or even monopolies. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts which are disadvantageous to us, our profitability in those areas could be adversely affected.
Some providers that render services to our members are not contracted with our health plans. In those cases, there is no pre-established understanding between the provider and our health plan about the amount of compensation that is due to the provider. In some states, the amount of compensation is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollars. In such instances, providers may claim they are underpaid for their services and may either litigate or arbitrate their dispute with our health plan. The uncertainty of the amount to pay to such providers and the possibility of subsequent adjustment of the payment could adversely affect our business, financial condition, cash flows, or results of operations.
The exorbitant cost of specialty drugs and new generic drugs could have a material adverse effect on the level of our medical costs and our results of operations.
Introduction of new high cost specialty drugs and sudden costs spikes for existing drugs increase the risk that the pharmacy cost assumptions used to develop our capitation rates are not adequate to cover the actual pharmacy costs, which jeopardizes the overall actuarial soundness of our rates. Bearing the high costs of new specialty drugs or the high cost inflation of generic drugs without an appropriate rate adjustment or other reimbursement mechanism has an adverse impact on our financial condition and results of operations. In addition, evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, and changes in discounts. Although we will continue to work with state Medicaid agencies in an effort to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceuticals trends, there can be no assurance that we will be successful in this regard.
We rely on the accuracy of eligibility lists provided by state governments. Inaccuracies in those lists would negatively affect our results of operations.
Premium payments to our health plans are based upon eligibility lists produced by state governments. From time to time, states require us to reimburse them for premiums paid to us based on an eligibility list that a state later discovers contains individuals who are not in fact eligible for a government sponsored program or are eligible for a different premium category or a different program. Alternatively, a state could fail to pay us for members for whom we are entitled to payment. Our results of operations would be adversely affected as a result of such reimbursement to the state if we make or have made related payments to providers and are unable to recoup such payments from the providers. Further, when a state implements new programs to determine eligibility, establishes new processes to assign or enroll eligible members into health plans, or chooses new subcontractors, there is an increased potential for an unanticipated impact on the overall number of members assigned to managed care health plans. Whenever a state effects an eligibility redetermination for any reason, there is generally an associated reduction in Medicaid membership, which could have an adverse effect on our premium revenues and results of operations.
The insolvency of a delegated provider could obligate us to pay its referral claims, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Many of our primary care physicians and a small portion of our specialists and hospitals are paid on a capitated basis. Under capitation arrangements, we pay a fixed amount per member per month to the provider without regard to the frequency, extent, or nature of the medical services actually furnished. Due to insolvency or other circumstances, such providers may be unable or unwilling to pay claims they have incurred with third parties in connection with referral services provided to our members. The inability or unwillingness of delegated providers to pay referral claims presents us with both immediate financial risk and potential disruption to member care, as well as potential loss of members. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Additionally, competitive pressures or practical regulatory considerations may force us to pay such claims even when we have no legal obligation to do so; or we have already paid claims to a delegated provider and such payments cannot be recouped when the delegated provider becomes insolvent. Liabilities incurred or losses suffered as a result of provider insolvency or other circumstances could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Molina Healthcare, Inc. 2019 Form 10-K | 22

State and federal budget deficits may result in Medicaid, CHIP, or Medicare funding cuts which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid, Medicare, and CHIP programs. The states in which we operate regularly face significant budgetary pressures. As discussed below, such budgetary pressures are particularly intense in the Commonwealth of Puerto Rico. State budgetary pressures may result in unexpected Medicaid, CHIP, or Medicare rate cuts which could reduce our revenues and profit margins. Moreover, some federal deficit reduction or entitlement reform proposals would fundamentally change the structure and financing of the Medicaid program. A number of these proposals include both tax increases and spending reductions in discretionary programs and mandatory programs, such as Social Security, Medicare, and Medicaid.
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
The government of Puerto Rico continues to struggle with major fiscal and liquidity challenges. The extreme financial difficulties faced by the Commonwealth may make it very difficult for ASES, the Puerto Rico Medicaid agency, to pay our Puerto Rico health plan under the terms of the parties’ Medicaid contract. As of December 31, 2019, our Puerto Rico health plan served approximately 176,000 members, and had recognized premium revenue of approximately $133 million in the fourth quarter of 2019. A default by ASES on its payment obligations under our Medicaid contract, or a determination by ASES to terminate our contract based on insufficient funds available, could result in our having paid, or in our having to pay, provider claims in amounts for which we are not paid reimbursement, and could make it unfeasible for our Puerto Rico health plan to continue to operate. A default by ASES or termination of our Puerto Rico Medicaid contract could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Receipt of inadequate or significantly delayed premiums could negatively affect our business, financial condition, cash flows, or results of operations.
Our premium revenues consist of fixed monthly payments per member, and supplemental payments for other services such as maternity deliveries. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments. We use a large portion of our revenues to pay the costs of healthcare services delivered to our members. If premiums do not increase when expenses related to healthcare services rise, our medical margins will be compressed, and our earnings will be negatively affected. A state could increase hospital or other provider rates without making a commensurate increase in the rates paid to us, or could lower our rates without making a commensurate reduction in the rates paid to hospitals or other providers. In addition, if the actuarial assumptions made by a state in implementing a rate or benefit change are incorrect or are at variance with the particular utilization patterns of the members of one or more of our health plans, our medical margins could be reduced. Any of these rate adjustments in one or more of the states in which we operate could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
States may only mandate Medicaid enrollment into managed care under federal waivers or demonstrations. Waivers and programs under demonstrations are approved for two- to five-year periods and can be renewed on an ongoing basis if the state applies and the waiver request is approved or renewed by CMS. We have no control over this renewal process. If a state in which we operate does not renew its mandated program or the federal government denies the state’s application for renewal, our business would suffer as a result of a likely decrease in membership.

Molina Healthcare, Inc. 2019 Form 10-K | 23

Large-scale medical emergencies in one or more states in which we operate our health plans could significantly increase utilization rates and medical costs.
Large-scale medical emergencies can take many forms and be associated with widespread illness or medical conditions. For example, natural disasters, such as a major earthquake or wildfire in California, or a major hurricane affecting Florida, Puerto Rico, South Carolina or Texas, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include a virulent influenza season or epidemic, newly emergent mosquito-borne illnesses, such as the Zika virus, the West Nile virus, or the Chikungunya virus, or new viruses such as the coronavirus, conditions for which vaccines may not exist, are not effective, or have not been widely administered.
In addition, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological or other weapons of mass destruction. All of these conditions, and others, could have a significant impact on the health of the population of wide-spread areas. We seek to set our IBNP reserves appropriately to account for anticipatable spikes in utilization, such as for the flu season. However, if one of the states in which we operate were to experience a large-scale natural disaster, a viral epidemic or pandemic, a significant terrorism attack, or some other large-scale event affecting the health of a large number of our members, our covered medical expenses in that state would rise, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
If state regulators do not approve payments of dividends and distributions by our subsidiaries, it may negatively affect our ability to meet our debt service and other obligations.
We are a corporate parent holding company and hold most of our assets in, and conduct most of our operations through, our direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of ordinary dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In California, our health plan may dividend, without notice to or approval of the California Department of Managed Health Care, amounts by which its tangible net equity exceeds 130% of the tangible net equity requirement. In general, our other health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts that exceed either (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year, depending on the respective state statute. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Our health plans generally must provide notice to the applicable state regulator prior to paying a dividend or other distribution to us. Our parent company received $1,373 million, $288 million, and $245 million in dividends from its regulated health plan subsidiaries during 2019, 2018 and 2017, respectively. The aggregate additional amounts our health plan subsidiaries could have paid us at December 31, 2019 and 2018, without approval of the regulatory authorities, were approximately $41 million and $126 million, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our Company as a whole would be limited, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations. For example, we could be hindered in our ability to make debt service payments under our senior notes or credit agreement.
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

Molina Healthcare, Inc. 2019 Form 10-K | 24

Mandatory penalties for HIPAA violations range from $100 to $50,000 per violation, and up to $1.5 million per violation of the same standard per calendar year. A single breach incident can result in violations of multiple standards, resulting in penalties in excess of $1.5 million. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. HIPAA authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. We have experienced HIPAA breaches in the past, including breaches affecting over 500 individuals.
New health information standards, whether implemented pursuant to HIPAA, congressional action, or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, PII, or non-public information, we could be subject to criminal or civil sanctions. Any security breach involving the misappropriation, loss, or other unauthorized disclosure or use of confidential member information, whether by us or a third party, such as our vendors, could subject us to civil and criminal penalties, divert management’s time and energy, and have a material adverse effect on our business, financial condition, cash flows, or results of operations.
We are subject to extensive fraud and abuse laws that may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including federal and state anti-kickback statutes, prohibited referrals, and the federal False Claims Act, which permit agencies and enforcement authorities to institute a suit against us for violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government health care programs, or the institution of corporate integrity agreements. Liability under such federal and state statutes and regulations may arise if we know, or it is determined that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements. Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, upcoding, payments made to excluded providers, improper marketing, and the violation of patient privacy rights. In particular, there has recently been increased scrutiny by the Department of Justice on health plans’ risk adjustment practices, particularly in the Medicare program. Companies involved in public healthcare programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change. The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the U.S. Department of Health and Human Services’ (“HHS”) Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines, or be excluded from the Medicare, Medicaid, or other state or federal healthcare programs as a result of an investigation arising out of such action. We have been the subject of qui tam actions in the past and other qui tam actions may be filed against us in the future. If we are subject to liability under a qui tam or other actions, our business, financial condition, cash flows, or results of operations could be adversely affected.
Failure to attain profitability in any newly acquired health plans or new start-up operations could negatively affect our results of operations.
Start-up costs associated with a new business can be substantial. For example, to obtain a certificate of authority to operate as a health maintenance organization in most jurisdictions, we must first establish a provider network, have infrastructure and required systems in place, and demonstrate our ability to obtain a state contract and process claims. Often, we are also required to contribute significant capital to fund mandated net worth requirements, performance bonds or escrows, or contingency guaranties. If we are unsuccessful in obtaining the certificate of

Molina Healthcare, Inc. 2019 Form 10-K | 25

authority, winning the bid to provide services, or attracting members in sufficient numbers to cover our costs, the new business could fail. We also could be required by the state or commonwealth to continue to provide services for some period of time without sufficient revenue to cover our ongoing costs or to recover our start-up costs.
Even if we are successful in acquiring or establishing a profitable health plan in a new jurisdiction, increasing membership, revenues, and medical costs would trigger increased mandated net worth requirements which could substantially exceed the net income generated by the health plan. Rapid growth in an existing jurisdiction will also result in increased net worth requirements. In such circumstances, we may not be able to fund on a timely basis, or at all, the increased net worth requirements with our available cash resources. The expenses associated with starting up a health plan in a new jurisdiction, expanding a health plan in an existing jurisdiction, or acquiring a new health plan, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, and stock price, and could subject us to sanctions by regulatory authorities.
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
The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our future testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, SEC, or other regulatory authorities which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
We are dependent on the leadership of our chief executive officer and other executive officers and key employees.
In late 2017, the board hired Joe Zubretsky as our chief executive officer. Mr. Zubretsky, in turn, has hired other senior level executives. Under the leadership and direction of Mr. Zubretsky, our executive team launched a vigorous turnaround plan, including many profit improvement initiatives. Our turnaround plan and operational improvements are highly dependent on the efforts of Mr. Zubretsky and our other key executive officers and employees. The loss of their leadership, expertise, and experience could negatively impact our operations. Our ability to replace them or any other key employee may be difficult and may take an extended period of time because of the limited number of individuals in the healthcare industry who have the breadth and depth of skills and experience necessary to operate and lead a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these personnel. If we are unsuccessful in recruiting, retaining, managing, and motivating such personnel, our business, financial condition, cash flows, or results of operations could be adversely affected.
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

Molina Healthcare, Inc. 2019 Form 10-K | 26

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
As part of our normal operations, we routinely collect, process, store, and transmit large amounts of data, including sensitive personal information as well as proprietary or confidential information relating to our business or third parties. To ensure information security, we have implemented controls designed to protect the confidentiality, integrity and availability of this data and the systems that store and transmit such data. However, our information technology systems and safety control systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and our and our members’ data.
Moreover, we face the ongoing challenge of managing access controls in a complex environment. The process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. Given the breadth of our operations and the increasing sophistication of cyberattacks, a particular incident could occur and persist for an extended period of time before being detected. The extent of a particular cyberattack and the steps that we may need to take to investigate the attack may take a significant amount of time before such an investigation could be completed and full and reliable information about the incident is known. During such time, the extent of any harm or how best to remediate it might not be known, which could further increase the risks, costs, and consequences of a data security incident. In addition, our systems must be routinely updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased substantially, as has the importance of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be updated. We are at risk that cyber attackers exploit these known vulnerabilities before they have been addressed. The complexity of our systems and platforms, the increased frequency at which vendors are issuing security patches to their products, our need to test patches, and in some instances, coordinate with third-parties before they can be deployed, all could further increase our risks.
Our business depends on our information and medical management systems, and our inability to effectively integrate, manage, update, and keep secure our information and medical management systems could disrupt our operations.
Our business is dependent on effective and secure information systems that assist us in, among other things, processing provider claims, monitoring utilization and other cost factors, supporting our medical management techniques, providing data to our regulators, and implementing our data security measures. Our members and providers also depend upon our information systems for enrollment, primary care and specialist physician roster access, membership verifications, claims status, and other information. If we experience a reduction in the performance, reliability, or availability of our information and medical management systems, our operations, ability to pay claims, ability to produce timely and accurate reports, and ability to maintain proper security measures could be adversely affected.
We have partnered with third parties to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. For example, in February 2019, we

Molina Healthcare, Inc. 2019 Form 10-K | 27

entered into a master services agreement with a third party vendor who manages certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers. If any licensor or vendor of any technology which is integral to our operations were to become insolvent or otherwise fail to support the technology sufficiently, our operations could be negatively affected.
Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, changing customer preferences and increased security risks. Any inability or failure by us or our vendors to properly maintain our information management systems could result in operational disruptions, loss of existing members, providers, and customers, difficulty in attracting new members, providers, and customers, disputes with members, providers, and customers, regulatory or other legal or compliance problems, and significant increases in administrative expenses and/or other adverse consequences.
We are subject to risks associated with outsourcing services and functions to third parties.
We contract with third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Some of these third-parties have direct access to our systems. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption. In addition, we may have disagreements with our third party vendors or service providers regarding relative responsibilities for any such failures or incidents under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Our outsourcing arrangements could be adversely impacted by changes in vendors’ or service providers’ operations or financial condition or other matters outside of our control. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or could result in sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs and/or experience significant disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms, unanticipated costs or expenses, or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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

Molina Healthcare, Inc. 2019 Form 10-K | 28

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
We have experienced challenges in obtaining complete and accurate encounter data, due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could adversely affect the premium rates we receive and how membership is assigned to us and subject us to financial penalties, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations, and on our ability to bid for, and continue to participate in, certain programs.
Actions by activist stockholders or others could divert management’s time and energy.
We may be subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions could be costly and time-consuming, and divert the attention of our senior management team. In addition, such actions may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, which could also increase our cost of capital.
Because our corporate headquarters are located in Southern California, our business operations may be significantly disrupted as a result of a major earthquake or wildfire.
Our corporate headquarters are located in Long Beach, California. In addition, some of our health plans’ claims are processed in Long Beach, California. Southern California is exposed to a statistically greater risk of a major earthquake and wildfires than most other parts of the United States. If a major earthquake or wildfire were to strike Southern California, our corporate functions and claims processing could be significantly impaired for a substantial period of time. If there is a major Southern California earthquake or wildfire, there can be no assurances that our disaster recovery plan will be successful or that the business operations of our health plans, including those that are remote from any such event, would not be substantially impacted.
We face claims related to litigation which could result in substantial monetary damages.
We are subject to a variety of legal actions, including provider claims, employment related disputes, healthcare regulatory law-based litigation, breach of contract actions, qui tam or False Claims Act actions, and securities class actions. If we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer. Even if any claims brought against us are unsuccessful or without merit, we may have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. Such legal actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Molina Healthcare, Inc. 2019 Form 10-K | 29

PROPERTIES
We own and lease certain real properties to support the business operations of our reportable segments. While we believe our current and anticipated facilities are adequate to meet our operational needs in the near term, we continually evaluate the adequacy of our properties for our anticipated future needs.

LEGAL PROCEEDINGS
Refer to the Notes to Consolidated Financial Statements, Note 17, “Commitments and Contingencies—Legal Proceedings,” for a discussion of legal proceedings.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK REPURCHASE PROGRAMS
Purchases of common stock made by us, or on our behalf during the quarter ended December 31, 2019, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 — October 31	—	$—	—	$—
November 1 — November 30	—	$—	—	$—
December 1 — December 31	—	$—	399,761	$446,000,000
	—	$—	399,761
_______________________

(1)
During the three months ended December 31, 2019, we withheld a nominal number of shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2011 Equity Incentive Plan. In 2019, this plan was amended, restated and merged into the Molina Healthcare, Inc. 2019 Equity Incentive Plan. For further information refer to Notes to Consolidated Financial Statements, Note 14, “Stockholders' Equity.”

(2)
In early December 2019, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program is funded by existing cash on hand and extends through December 31, 2021. The exact timing and amount of any repurchase is determined by management, based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 400,000 shares of our common stock for $54 million in December 2019 (average cost of $135.30 per share).

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
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the five-year period from December 31, 2014 to December 31, 2019. The comparison assumes $100 was invested on December 31, 2014, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Molina Healthcare, Inc. 2019 Form 10-K | 30

The peer group index consists of Centene Corporation (CNC), Cigna Corporation (CI), DaVita HealthCare Partners, Inc. (DVA), Humana Inc. (HUM), Magellan Health, Inc. (MGLN), Team Health Holdings, Inc. (TMH), Tenet Healthcare Corporation (THC), Triple-S Management Corporation (GTS), Universal American Corporation (UAM), Universal Health Services, Inc. (UHS) and WellCare Health Plans, Inc. (WCG).
STOCK TRADING SYMBOL AND DIVIDENDS
Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of February 7, 2020, there were 12 registered holders of record of our common stock, including Cede & Co. To date we have not paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our projected business operations. However, we intend to periodically evaluate our cash position to determine whether to pay a cash dividend in the future. Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Additionally, the indentures governing our outstanding senior notes and credit agreement contain various covenants that limit our ability to pay dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see the Notes to Consolidated Financial Statements, Note 17, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”

Molina Healthcare, Inc. 2019 Form 10-K | 31

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except per-share data, percentages and membership)
Consolidated Operating Results:
Premium revenue	$16,208	$17,612	$18,854	$16,445	$13,261
Total revenue	16,829	18,890	19,883	17,782	14,178
Operating income (loss)	1,044	1,131	(555)	306	387
Income (loss) before income taxes	972	999	(612)	205	322
Net income (loss)	737	707	(512)	52	143
Net income (loss) per share - Basic (1)	$11.85	$11.57	$(9.07)	$0.93	$2.75
Net income (loss) per share - Diluted (1)	$11.47	$10.61	$(9.07)	$0.92	$2.58
Weighted average shares - Basic	62.2	61.1	56.4	55.4	52.2
Weighted average shares - Diluted	64.2	66.6	56.4	56.2	55.6
Operating Statistics:
Medical care ratio (2)	85.8%	85.9%	90.6%	89.8%	88.9%
G&A ratio (3)	7.7%	7.1%	8.0%	7.8%	8.1%
Effective income tax rate	24.2%	29.2%	(16.4)%	74.8%	55.5%
Pre-tax margin (3)	5.8%	5.3%	(3.1)%	1.2%	2.3%
After-tax margin (3)	4.4%	3.7%	(2.6)%	0.3%	1.0%
Ending Membership by Government Program (as of December 31):
Medicaid	2,956,000	3,361,000	3,537,000	3,605,000	3,235,000
Medicare	101,000	98,000	101,000	96,000	93,000
Marketplace	274,000	362,000	815,000	526,000	205,000
Total	3,331,000	3,821,000	4,453,000	4,227,000	3,533,000
Balance Sheet Data (in millions, as of December 31):
Cash and cash equivalents	$2,452	$2,826	$3,186	$2,819	$2,329
Total assets (4)	6,787	7,154	8,471	7,449	6,576
Medical claims and benefits payable	1,854	1,961	2,192	1,929	1,685
Long-term debt, including current portion (5)	1,486	1,458	2,169	1,645	1,609
Total liabilities (5),(6)	4,827	5,507	7,134	5,800	5,019
Stockholders’ equity	1,960	1,647	1,337	1,649	1,557
_______________________________

(1)	Source data for calculations in thousands.

(2)	Medical care ratio represents medical care costs as a percentage of premium revenue.

(3)
G&A ratio represents general and administrative expenses as a percentage of total revenue. Pre-tax margin represents income (loss) before income taxes as a percentage of total revenue. After-tax margin represents net income (loss) as a percentage of total revenue.

(4)
Includes operating and finance lease right-of-use assets in 2019, with no comparable amounts presented in prior years. Refer to the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies,” for a discussion of the adoption of the new leasing standard and location of related disclosures.

(5)	Includes finance lease liabilities in 2019, and lease financing obligations in the years 2015 through 2018.

(6)	Includes operating lease liabilities in 2019, with no comparable amounts presented in prior years.

Molina Healthcare, Inc. 2019 Form 10-K | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Management’s discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2019 and 2018, are presented in the sections that follow. Our MD&A as of and for the year ended December 31, 2017, may be found in our 2018 Annual Report on Form 10-K, which prior disclosure is incorporated by reference herein.

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Through our locally operated health plans in 14 states and the Commonwealth of Puerto Rico, we served approximately 3.3 million members as of December 31, 2019. These health plans are generally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (“HMO”).
2019 HIGHLIGHTS
For 2019, we met or exceeded our expectations:

•
Premium revenue was $16.2 billion in 2019, down from $17.6 billion in 2018, and was in line with our expectations given the previously announced losses of Medicaid membership in New Mexico and Florida.

•
The medical care ratio (“MCR”) was 85.8% in 2019, compared to 85.9% in 2018, as our cost containment efforts continued to control medical care costs while ensuring the highest quality of care for our members.

•	We improved our Medicaid and Medicare margins, and earned exceptionally high Marketplace margins.

•	The G&A expense ratio was 7.7% in 2019 compared to 7.1% in 2018, as we leveraged our fixed cost base while beginning to invest in growth.
All in, this performance resulted in net income of $737 million and earnings per diluted share of $11.47 in 2019, compared to net income of $707 million and earnings per diluted share of $10.61 in 2018.
In a year when premium revenue decreased by 8% due to legacy contract losses, we were able to deliver a 4.4% after-tax margin and earnings per diluted share growth of 8% in 2019, a testament to our early-stage focus on margins.
During the year, we improved an already strong balance sheet and capital structure, while the business continued to generate significant excess cash flow.

•
In the fourth quarter of 2019, we harvested an additional $305 million of dividends from our operating subsidiaries, bringing the total for 2019 to $1,373 million. As of December 31, 2019, unrestricted cash and investments at the parent company was $997 million.

•
In early December 2019, our board of directors authorized a share repurchase program of up to $500 million. Through February 7, 2019, under a Rule 10b5-1 trading plan, we have purchased approximately 1.9 million shares for $257 million, in the aggregate, under this program.

We made progress in the second half of 2019 on our pivot to growth strategy. In the past few months, we announced two acquisitions, YourCare in New York, and NextLevel Health in Illinois. These acquisitions of financially under-performing health plans have stable membership and revenue, but provide opportunity for margin improvement, operating leverage, and membership growth.

•
In the YourCare acquisition, we will serve approximately 46,000 Medicaid members in seven counties in the western New York, with premium revenue for the full year 2019 of approximately $285 million. The purchase price is approximately $40 million.

•
In the NextLevel Health acquisition, we will serve approximately 50,000 Medicaid and Managed Long-Term Services and Supports members in Cook County, Illinois, with premium revenue for the full year 2019 of approximately $270 million. The purchase price is approximately $50 million.

We expect to fund these acquisitions with available cash, and both are expected to close in the first half of 2020, enhancing our premium revenue growth rate for 2020.

Molina Healthcare, Inc. 2019 Form 10-K | 33

FINANCIAL SUMMARY

	Year Ended December 31,
	2019	2018
	(Dollars in millions, except per-share amounts)
Premium revenue	$16,208	$17,612
Premium tax revenue	489	417
Health insurer fees reimbursed	—	329
Investment income and other revenue	132	125

Medical care costs	$13,905	$15,137
General and administrative expenses	1,296	1,333
Premium tax expenses	489	417
Health insurer fees	—	348
Restructuring costs	6	46
Loss on sales of subsidiaries, net of gain	—	(15)
Operating income	1,044	1,131

Interest expense	$87	$115
Other (income) expenses, net	(15)	17
Income before income taxes	972	999
Income tax expense	235	292
Net income	737	707

Net income per diluted share	$11.47	$10.61

Operating Statistics:
Ending total membership	3,331,000	3,821,000
MCR (1)	85.8%	85.9%
G&A ratio (2)	7.7%	7.1%
Premium tax ratio (1)	2.9%	2.3%
Effective income tax rate	24.2%	29.2%
After-tax margin (2)	4.4%	3.7%
__________________

(1)	MCR represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(2)	G&A ratio represents general and administrative expenses as a percentage of total revenue. After-tax margin represents net income as a percentage of total revenue.

Molina Healthcare, Inc. 2019 Form 10-K | 34

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income amounted to $737 million, or $11.47 per diluted share in 2019, compared with net income of $707 million, or $10.61 per diluted share in 2018. The year over year comparison for net income is impacted by significantly higher costs in 2018 relating to restructuring activities, interest expense, debt repayment and the loss on sales of subsidiaries, as well as the non-deductible HIF incurred in 2018 and the moratorium of the HIF in 2019. Operating income was lower in 2019 compared with 2018, mainly due to the impact of a year-over-year decline in premium revenue.
PREMIUM REVENUE
Premium revenue decreased $1,404 million, or 8%, in 2019, when compared with 2018. Member months declined 18%, partially offset by a per-member per-month (“PMPM”) revenue increase of 10%. The premium revenue decline was primarily in the Medicaid and Marketplace programs.
The decline in Medicaid premium revenue was driven primarily by membership losses resulting from the loss of our New Mexico Medicaid contract, along with the resizing of the Florida Medicaid contract, as reported throughout 2018. This was partially offset by Medicaid premium rate increases, and the impact of the $81 million reduction in premium revenue relating to retroactive California Medicaid Expansion risk corridor adjustments that were recognized in 2018.
The decline in Marketplace premium revenue was primarily due to lower membership, and a relatively smaller benefit from prior year Marketplace risk adjustment in 2019 compared with 2018, partially offset by premium rate increases.
MEDICAL CARE RATIO
The consolidated MCR decreased slightly to 85.8% in 2019, from 85.9% in 2018. The improvement was due to a decrease in the Medicaid MCR, partially offset by increases in the Medicare and Marketplace MCRs.
The consolidated MCR in the year ended December 31, 2018, would have been 86.3%, excluding the retroactive California Medicaid Expansion risk corridor adjustment noted above, and the combined $137 million impact of the favorable Marketplace risk adjustment and cost sharing reimbursement (“CSR”) settlements related to 2017 dates of service.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) increased to 2.9% in 2019 from 2.3% in 2018. The increase is mainly attributed to the state of Michigan’s implementation of an insurance provider assessment in 2019, and the state of Illinois’ implementation of a managed care organization provider assessment in the third quarter of 2019.
INVESTMENT INCOME AND OTHER REVENUE
Investment income and other revenue increased to $132 million in 2019, compared with $125 million in 2018, mainly due to gains realized on the sale of certain investments and improved annualized portfolio yields in 2019.
GENERAL AND ADMINISTRATIVE (“G&A”) EXPENSES
The G&A expense ratio increased to 7.7% in 2019 compared with 7.1% in 2018, due mainly to the year-over-year decline in total revenues.
HEALTH INSURER FEES (“HIF”)
There are no health insurer fees (“HIF”) expensed or reimbursed in 2019 due to the moratorium under Public Law No. 115-120. In 2018, the HIF amounted to $348 million, and HIF reimbursements amounted to $329 million.
RESTRUCTURING COSTS
In 2019, we incurred restructuring costs of $6 million, mainly due to increases in estimated costs related to lease terminations recorded in connection with the implementation of our restructuring and profit improvement plan in 2017 (the “2017 Restructuring Plan”).

Molina Healthcare, Inc. 2019 Form 10-K | 35

In 2018, we incurred restructuring costs of $46 million, including $37 million of additional costs related to the 2017 Restructuring Plan, and $9 million related to the IT restructuring plan that commenced in 2018.
LOSS ON SALES OF SUBSIDIARIES, NET OF GAIN
In 2018, we recognized a $15 million loss in connection with the sales of our Medicaid management information systems (“MMIS”) subsidiary, which produced a pretax gain of $37 million, and our behavioral health subsidiary, which produced a pretax loss of $52 million.
INTEREST EXPENSE
Interest expense declined to $87 million in 2019, compared with $115 million in 2018. As further described below in “Liquidity,” we reduced the principal amount outstanding of our convertible senior notes by $240 million in 2019, and reduced total debt by $759 million in 2018. The decrease in interest expense in 2019 was partially offset by interest expense attributable to $220 million borrowed under our Term Loan Facility in 2019.
Interest expense includes non-cash interest expense relating to the amortization of the discount on our long-term debt obligations, which amounted to $5 million and $22 million in 2019 and 2018, respectively. The decline in 2019 is due to repayment of our convertible senior notes throughout 2018 and 2019. See further discussion in Notes to Consolidated Financial Statements, Note 11, “Debt.”
OTHER (INCOME) EXPENSES, NET
In 2019, we recognized a gain on debt repayment of $15 million, and in 2018, we recognized losses on debt repayment of $22 million, in connection with convertible senior notes repayment transactions. In 2018, the losses included a $12 million loss on repayment of the 1.125% convertible senior notes due 2020, and a $10 million loss on repayment of the 1.625% convertible senior notes due 2044 that were settled in 2018. The impact of the 1.125% convertible senior notes in both years was due to mark-to-market valuations on the partial terminations of the Call Spread Overlay executed in connection with the related debt repayments. These transactions are described further in Notes to Consolidated Financial Statements, Note 11, “Debt.”
INCOME TAXES
Income tax expense amounted to $235 million in 2019, or 24.2% of pretax income, compared with an income tax expense of $292 million in 2018, or 29.2% of the pretax income. The effective tax rate was higher in 2018 due to higher non-deductible expenses in 2018, primarily related to the non-deductible HIF.

REPORTABLE SEGMENTS
We currently have two reportable segments: the Health Plans segment and the Other segment. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
HOW WE ASSESS PERFORMANCE
We derive our revenues primarily from health insurance premiums. Our primary customers are state Medicaid agencies and the federal government.
The key metrics used to assess the performance of our Health Plans segment are premium revenue, margin and MCR. MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying margin, or the amount earned by the Health Plans segment after medical costs are deducted from premium revenue, is the most important measure of earnings reviewed by management.
Margin for our Health Plans segment is referred to as “Medical Margin.” Medical Margin amounted to $2.3 billion and $2.5 billion in 2019 and 2018, respectively. Management’s discussion and analysis of the changes in the individual components of Medical Margin is presented below under “Financial Performance.”
See Notes to Consolidated Financial Statements, Note 18, “Segments,” for more information.

HEALTH PLANS
The Health Plans segment consists of health plans operating in 14 states and the Commonwealth of Puerto Rico.

Molina Healthcare, Inc. 2019 Form 10-K | 36

As of December 31, 2019, these health plans served approximately 3.3 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
TRENDS AND UNCERTAINTIES
For a discussion of Health Plans segment’s trends, uncertainties and other developments, refer to “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”
FINANCIAL PERFORMANCE
The tables below summarize premium revenue, Medical Margin, and MCR by state health plan and by government program for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2019			2018
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

California	$2,266	$429	81.0%	$2,150	$301	86.0%
Florida	734	144	80.4	1,790	277	84.5
Illinois	1,002	130	87.0	793	123	84.4
Michigan	1,624	293	82.0	1,601	267	83.3
New Mexico (1)	—	—	—	1,356	142	89.6
Ohio	2,553	267	89.6	2,388	309	87.1
Puerto Rico	474	54	88.8	696	60	91.4
South Carolina	583	72	87.6	495	66	86.8
Texas	2,991	377	87.4	3,244	559	82.8
Washington	2,695	305	88.7	2,361	222	90.6
Other (1)(2)	1,286	232	82.0	738	149	79.6
Total	$16,208	$2,303	85.8%	$17,612	$2,475	85.9%
______________________

(1)
In 2019, “Other” includes the New Mexico health plan. The New Mexico health plan’s Medicaid contract terminated on December 31, 2018, and therefore its 2019 results are not individually significant to our consolidated operating results.

(2)	“Other” includes the Idaho, Mississippi, New York, Utah and Wisconsin health plans, whose results are not individually significant to our consolidated operating results.
Health Plan Performance
In summary, we believe our health plan portfolio continued to perform well in 2019, despite headwinds from lower membership from contract losses in Florida and New Mexico, and cost pressures in certain Medicaid markets. Comments relating to California, Ohio, Texas and Washington, our largest health plans from a premium revenue standpoint, follow:
Our California health plan continues to perform well in its diversified book of business in one of the more complex network environments in the country, and the MCR is performing in the low 80s as a result of a stable premium rate environment and effective medical cost management. Medical Margin in 2018 was unfavorably impacted by the $81 million reduction in premium revenue relating to retroactive California Medicaid Expansion risk corridor adjustments.
In Ohio, we have meaningful market share at approximately 12%, and are generating solid Medical Margins. However, the Medical Margin decreased and the MCR increased in 2019 due to higher medical care costs from the carve in of the behavioral health benefit and a higher acuity mix of members due to redetermination efforts by the state. We expect that these higher medical care costs will eventually be factored into future premium rate considerations by the state.
Our Texas health plan experienced a decline in both premium revenues and Medical Margin in 2019, due to the overall decline in Marketplace membership, and a higher Marketplace MCR due to higher medical care costs.
In Washington, premium revenues increased in 2019 due to significant membership growth following our successful re-procurement, and the introduction of the new integrated behavioral health benefit. We have a well-diversified portfolio of products and our Medical Margin performance improved year-over-year due to the premium growth and

Molina Healthcare, Inc. 2019 Form 10-K | 37

improved MCR. The MCR improved, despite some pressure in medical costs, due to the increased focus on medical care management.

	Year Ended December 31,
	2019			2018
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$12,466	$1,497	88.0%	$13,623	$1,365	90.0%
Medicare	2,243	330	85.3	2,074	322	84.5
Marketplace	1,499	476	68.2	1,915	788	58.9
Total	$16,208	$2,303	85.8%	$17,612	$2,475	85.9%
Medicaid Program
Medicaid premium revenue decreased $1,157 million in 2019, mainly due to membership losses resulting from the termination of our Medicaid contracts in New Mexico and in all but two regions in Florida in late 2018 and early 2019, respectively, partially offset by net rate increases in certain other markets.
The Medical Margin of our Medicaid program increased $132 million, or 10%, in 2019 when compared with 2018, despite the decrease in premium revenues. The increase was due to improvement in the overall Medicaid MCR, which more than offset the impact of lower premium revenue.
The Medicaid MCR decreased to 88.0% in 2019, from 90.0% in 2018, or 200 basis points. The decrease in the Medicaid MCR in 2019 was due to improvements across all programs. The MCR for TANF and CHIP improved due to PMPM premium revenue increases. The improved MCR for the ABD program was principally driven by increases in premium revenue PMPM, lower pharmacy costs from re-contracted pharmacy benefits management, and our continued focus on medical cost management.
The decrease in the Medicaid Expansion MCR in 2019, when compared with 2018, was mainly due to the impact of the $81 million reduction in premium revenue recognized in 2018, relating to retroactive California Medicaid Expansion risk corridor adjustments.
Medicare Program
Medicare premium revenue increased by $169 million in 2019, primarily due to an 8% increase in premium revenue PMPM. PMPMs improved due to increased revenue resulting from risk scores that are more commensurate with the acuity of our population. Member months were essentially flat in 2019 compared to 2018.
The Medical Margin for Medicare increased $8 million, or 2%, in 2019 when compared with 2018, primarily due to the increase in premium revenue discussed above.
The Medicare MCR increase was primarily due to the increase in medical care costs PMPM, which was partially offset by the increase in the premium revenue PMPM discussed above. The increase in medical care costs PMPM is mainly attributed to fluctuations of medical care costs in certain markets.
Marketplace Program
Marketplace premium revenue decreased $416 million in 2019, driven by lower membership, partially offset by premium rate increases and increased premiums tied to risk scores. Marketplace membership declined from 362,000 at December 31, 2018, to 274,000 at December 31, 2019. Additionally, the decrease in premiums in 2019 reflects a relatively smaller benefit from prior year Marketplace risk adjustment settlements in 2019, when compared with 2018.
The Marketplace Medical Margin decreased $312 million in 2019, when compared with 2018, primarily due to a decrease in premium revenues, and the increase in the Marketplace MCR. Additionally, the decrease in Medical Margin in 2019 was partially driven by the impact of the $81 million CSR reimbursement recognized in 2018. The CSR benefit related to 2017 dates of service and was recognized following the federal government’s confirmation that the reconciliation would be performed on an annual basis. In the fourth quarter of 2017, we had assumed a nine-month reconciliation of this item pending confirmation of the time period to which the 2017 reconciliation would be applied.

Molina Healthcare, Inc. 2019 Form 10-K | 38

The Marketplace MCR increased 930 basis points in 2019, which is mainly attributable to the impact of the $81 million CSR reimbursement recognized in 2018, and the relatively smaller benefit from prior year Marketplace risk adjustment settlements in 2019, when compared with 2018, as discussed above.

OTHER
The Other segment includes the historical results of the MMIS and behavioral health subsidiaries we sold in late 2018, as well as certain corporate amounts not allocated to the Health Plans segment. Beginning in 2019, we no longer report service revenue or cost of service revenue as a result of the sales of the MMIS and behavioral health subsidiaries noted above. In 2019 and 2018, the Other segment margin was insignificant to our consolidated results of operations.

LIQUIDITY AND FINANCIAL CONDITION
LIQUIDITY
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
We maintain liquidity at two levels: 1) the regulated health plan subsidiaries; and 2) the parent company. Our regulated health plan subsidiaries generate significant cash flows from premium revenue. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue a short time before we pay for the related health care services. The majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments.
When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. The regulated health plan subsidiaries paid dividends to the parent company amounting to $1,373 million in 2019, and $288 million in 2018. The parent company contributed capital of $43 million and $145 million in 2019 and 2018, respectively, to our regulated health plan subsidiaries to satisfy statutory net worth requirements.
Cash, cash equivalents and investments at the parent company amounted to $997 million and $170 million as of December 31, 2019, and 2018, respectively. The increase in 2019 was mainly due to the dividends received from regulated health plan subsidiaries, as described above, and proceeds from borrowings under the Term Loan Facility. These cash inflows were partially offset by principal repayments of our outstanding 1.125% Convertible Notes and common stock purchases, as described further below in “Cash Flow Activities.”
Investments
We generally invest cash of our regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, marketable debt securities to improve our overall investment return. These investments are purchased pursuant to board approved investment policies which conform to applicable state laws and regulations.
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

Molina Healthcare, Inc. 2019 Form 10-K | 39

Cash Flow Activities
Our cash flows are summarized as follows:

	Year Ended December 31,
	2019	2018	Change
	(In millions)
Net cash provided by (used in) operating activities	$427	$(314)	$741
Net cash (used in) provided by investing activities	(293)	1,143	(1,436)
Net cash used in financing activities	(552)	(1,193)	641
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(418)	$(364)	$(54)
Operating Activities
We typically receive capitation payments monthly, in advance of payments for medical claims; however, government agencies may adjust their payment schedules, positively or negatively impacting our reported cash flows from operating activities in any given period. For example, government agencies may delay our premium payments, or they may prepay the following month’s premium payment.
Net cash provided by operations was $427 million in 2019, compared with $314 million of net cash used in 2018. The $741 million increase in cash flow was mainly due to the impact of timing of premium receipts and settlements with government agencies, the latter being primarily related to the final 2017 CSR settlement paid in 2019.
Investing Activities
Net cash used in investing activities was $293 million in 2019, compared with $1,143 million of net cash provided in 2018, a decrease in cash flow of $1,436 million. The year over year decline was primarily due to increased purchases of investments, net of lower proceeds from sales and maturities of investments, in the year ended December 31, 2019.
Financing Activities
Net cash used in financing activities was $552 million in 2019, compared with $1,193 million in 2018. In 2019, net cash paid for the aggregate 1.125% Convertible Notes-related transactions amounted to $730 million, and we paid $47 million for common stock purchases, partially offset by proceeds of $220 million borrowed under the Term Loan Facility. In 2018, net cash used in financing activities included net cash paid for the aggregate 1.125% Convertible Notes-related transactions of $837 million, a $300 million repayment of the Credit Facility, and $64 million repayment of the 1.625% Convertible Notes.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, as of December 31, 2019, our working capital was $2,698 million compared with $2,216 million as of December 31, 2018. At December 31, 2019, our cash and investments amounted to $4,477 million, compared with $4,629 million of cash and investments at December 31, 2018.
Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by our unregulated parent. For more information, see the “Liquidity” discussion presented earlier in this section of the MD&A.
Regulatory Capital and Dividend Restrictions
Each of our regulated HMO subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our HMO subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus (net assets) requirement for these subsidiaries was estimated to be approximately $1,110 million at December 31, 2019,

Molina Healthcare, Inc. 2019 Form 10-K | 40

compared with $1,040 million at December 31, 2018. Our HMO subsidiaries were in compliance with these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our HMO subsidiaries without prior approval by regulatory authorities as of December 31, 2019, is approximately $41 million in the aggregate. Our HMO subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
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

Credit Agreement Financial Covenants	Required Per Agreement	As of December 31, 2019

Net leverage ratio	<4.0x	1.0x
Interest coverage ratio	>3.5x	14.5x
In addition, the indentures governing the 4.875% Notes, the 5.375% Notes, and the 1.125% Convertible Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of December 31, 2019, we were in compliance with all covenants under the Credit Agreement and the indentures governing our outstanding notes.

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
Credit Agreement Borrowing Capacity. As of December 31, 2019, we had available borrowing capacity of $380 million under the Term Loan Facility, following our draw down of $220 million in the first half of 2019. Under the Term Loan Facility, we may request up to ten advances, each in a minimum principal amount of $50 million, until July 31, 2020. In addition, we have available borrowing capacity of $499 million under our Credit Facility. See further discussion in the Notes to Consolidated Financial Statements, Note 11, “Debt.”
Savings from the IT Restructuring Plan. Management’s margin recovery plan identified and implemented various profit improvement initiatives. This included the plan to restructure our information technology department (the “IT Restructuring Plan”) in 2018, which is reported in the Other segment. In connection with this plan, in early 2019, we entered into services agreements with an outsourcing vendor who manages certain of our information technology services. The IT Restructuring Plan is substantially complete. We reduced annualized run-rate expenses by approximately $14 million in 2019, and expect to reduce such expenses by approximately $25 million to $30 million by the end of the fifth full year of the contract. Such savings, when achieved, reduce Other segment general and administrative expenses in our consolidated statements of operations. Further details of the restructuring plans, including costs associated with such plans, are described in the Notes to Consolidated Financial Statements, Note 15, “Restructuring Costs.”

Molina Healthcare, Inc. 2019 Form 10-K | 41

Future Uses
Common Stock Purchases. In early December 2019, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program is funded by existing cash on hand and extends through December 31, 2021. The exact timing and amount of any repurchase is determined by management, based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law.
As described in the Notes to Consolidated Financial Statements, Note 14, “Stockholders' Equity,” pursuant to a Rule 10b5-1 trading plan, we purchased approximately 400,000 shares of our common stock for $54 million in December 2019 (average cost of $135.30 per share), including approximately 55,000 shares purchased for $7 million in late December 2019, and settled in early January 2020. In January 2020 through February 7, 2020, we purchased 1,533,000 shares for $203 million (average cost of 132.69 per share).
Acquisitions. Our strategic focus has shifted to a disciplined and steady approach to growth. Organic growth, which includes leveraging our existing health plan portfolio and winning new territories, is our highest priority. In addition to organic growth, we will consider targeted inorganic growth opportunities that provide a strategic fit, leverage operational synergies, and lead to incremental earnings accretion. This will include “bolt-on” membership opportunities in our current states and health plans in new states. As noted below, we entered into two acquisition agreements in the fourth quarter of 2019, pursuant to which we expect to add Medicaid membership in Illinois and New York in 2020.
On December 31, 2019, we entered into a definitive agreement to purchase NextLevel Health Partners, Inc., a Medicaid managed care organization. Upon the closing of this transaction, expected to occur in the first half of 2020, we will assume the right to serve approximately 50,000 Medicaid and Managed Long-Term Services and Supports members in Cook County, Illinois. The purchase price of approximately $50 million will be funded with available cash, and the closing is subject to customary closing conditions.
In October 2019, we entered into a definitive agreement to acquire certain assets of YourCare Health Plan, Inc. Upon the closing of this transaction, expected to occur in the first half of 2020, we will serve approximately 46,000 Medicaid members in seven counties in western New York. The purchase price of approximately $40 million will be funded with available cash, and the closing is subject to customary closing conditions.
Regulatory Capital Requirements and Dividend Restrictions. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.
1.125% Convertible Notes. On January 15, 2020, we repaid the 1.125% Convertible Notes for $39 million, which amount reflected final settlement of both the principal amount outstanding and the 1.125% Conversion Option. Refer to the Notes to Consolidated Financial Statements, Note 11, “Debt,” for a detailed discussion of our convertible notes, including recent transactions.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates, and some differences could be material. Our most significant accounting estimates, which include a higher degree of judgment and/or complexity, include the following:

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

•	Goodwill and intangible assets, net. At December 31, 2019, goodwill and intangible assets, net, represented approximately 3% of total assets and 9% of total stockholders’ equity, compared with 3% and

Molina Healthcare, Inc. 2019 Form 10-K | 42

12%, respectively, at December 31, 2018. For a comprehensive discussion of this topic, including amounts recorded in our consolidated financial statements, refer to the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies,” and Note 9, “Goodwill and Intangible Assets, Net.”
MEDICAL CARE COSTS, MEDICAL CLAIMS AND BENEFITS PAYABLE
Medical care costs are recognized in the period in which services are provided and include fee-for-service claims, pharmacy benefits, capitation payments to providers, and various other medically-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Such medical care costs include amounts paid by us as well as estimated medical claims and benefits payable for costs that were incurred but not paid as of the reporting date (“IBNP”). Pharmacy benefits represent payments for members' prescription drug costs, net of rebates from drug manufacturers. We estimate pharmacy rebates based on historical and current utilization of prescription drugs and contractual provisions. Capitation payments represent monthly contractual fees paid to providers, who are responsible for providing medical care to members, which could include medical or ancillary costs like dental, vision and other supplemental health benefits. Such capitation costs are fixed in advance of the periods covered and are not subject to significant accounting estimates. Other medical care costs include all medically-related administrative costs, amounts due to providers pursuant to risk-sharing or other incentive arrangements, provider claims, and other healthcare expenses. Examples of medically-related administrative costs include expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses. Additionally, we include an estimate for the cost of settling claims incurred through the reporting date in our medical claims and benefits payable liability.
Medical claims and benefits payable consist mainly of fee-for-service IBNP, unpaid pharmacy claims, capitation costs, other medical costs, including amounts payable to providers pursuant to risk-sharing or other incentive arrangements and amounts payable to providers on behalf of certain state agencies for certain state assessments in which we assume no financial risk. IBNP includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. We also include an additional reserve to ensure that our overall IBNP liability is sufficient under moderately adverse conditions. We reflect changes in these estimates in the consolidated results of operations in the period in which they are determined.
The estimation of the IBNP liability requires a significant degree of judgment in applying actuarial methods, determining the appropriate assumptions and considering numerous factors. Of those factors, we consider estimated completion factors (measures the cumulative percentage of claims expense that will ultimately be paid for a given month of service based on historical payment patterns) and the assumed healthcare cost trend (the year-over-year change in per-member per-month medical care costs) to be the most critical assumptions. Other relevant factors also include, but are not limited to, healthcare service utilization trends, claim inventory levels, changes in membership, product mix, seasonality, benefit changes or changes in Medicaid fee schedules, provider contract changes, prior authorizations and the incidence of catastrophic or pandemic cases.
For claims incurred more than three months before the financial statement date, we mainly use estimated completion factors to estimate the ultimate cost of those claims. Completion factors measure the cumulative percentage of claims expense that will ultimately be paid for a given month of service based on historical claims payment patterns. We analyze historical claims payment patterns by comparing claim incurred dates to claim payment dates to estimate completion factors. The estimated completion factors are then applied to claims paid through the financial statement date to estimate the ultimate claims cost for a given month’s incurred claim activity. The difference between the estimated ultimate claims cost and the claims paid through the financial statement date represents our estimate of claims remaining to be paid as of the financial statement date and is included in our IBNP liability.
For claims incurred within three months before the financial statement date, actual claims paid are a less reliable measure of our ultimate cost since a large portion of medical claims are not submitted to us until several months after services have been submitted. Accordingly, we estimate our IBNP liability for claims incurred during these months based on a blend of estimated completion factors and assumed medical care cost trend. The assumed medical care cost trend represents the year-over-year change in per-member per-month medical care costs, which can be affected by many factors including, but not limited to, our ability and practices to manage medical and pharmaceutical costs, changes in level and mix of services utilized, mix of benefits offered, including the impact of co-pays and deductibles, changes in medical practices, changes in member demographics, catastrophes and epidemics, and other relevant factors.

Molina Healthcare, Inc. 2019 Form 10-K | 43

Actuarial standards of practice generally require a level of confidence such that our overall best estimate of the IBNP liability has a greater probability of being adequate versus being insufficient, where the liability is sufficient to account for moderately adverse conditions. Adverse conditions are situations that may cause actual claims to be higher than the otherwise estimated value of such claims at the time of the estimate, such as changes in the magnitude or severity of claims, uncertainties related to our entry into new geographical markets or provision of services to new populations, changes in state-controlled fee schedules, and modifications or upgrades to our claims processing systems and practices. Therefore, in many situations, the claim amounts ultimately settled will be less than the estimate that satisfies the actuarial standards of practice.
When subsequent actual claims payments are less than we estimated, we recognize a benefit for favorable prior period development that is reported as part of “Components of medical care costs related to: “Prior periods” in the table presented in Note 10, “Medical Claims and Benefits Payable.” Our reserving practice is to consistently recognize the actuarial best estimate including a provision for moderately adverse conditions for each current period. This provision is reported as part of “Components of medical care costs related to: Current period” in the table presented in Note 10. Assuming stability in the size of our membership, the use of this consistent methodology, during any given period, usually results in the replenishment of reserves at a level that generally offsets the benefit of favorable prior period development in that period. In the case of material growth or decline of membership, replenishment can exceed or fall short of the favorable development, assuming all other factors remain unchanged.
Because of the significant degree of judgment involved in estimation of our IBNP liability, there is considerable variability and uncertainty inherent in such estimates. The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2019 that would result if we change our completion factors for the fourth through the twelfth months preceding December 31, 2019, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in millions.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$472
(4)%	315
(2)%	157
2%	(157)
4%	(315)
6%	(472)
The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2019 that would result if we alter our assumed medical care cost trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in millions.

(Decrease) Increase in Trended Per Member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(159)
(4)%	(106)
(2)%	(53)
2%	53
4%	106
6%	159
There are many related factors working in conjunction with one another that determine the accuracy of our estimates, some of which are qualitative in nature rather than quantitative. Therefore, we are seldom able to quantify the impact that any single factor has on a change in estimate. Given the variability inherent in the reserving

Molina Healthcare, Inc. 2019 Form 10-K | 44

process, we will only be able to identify specific factors if they represent a significant departure from expectations. As a result, we do not expect to be able to fully quantify the impact of individual factors on changes in estimates.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies,” for a discussion of recent accounting pronouncements that affect us.

CONTRACTUAL OBLIGATIONS
In the table below, we present our contractual obligations as of December 31, 2019. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.
Additionally, we have a variety of other contractual agreements related to acquiring services used in our operations. However, we believe these other agreements do not contain material non-cancelable commitments. We are not a party to off-balance sheet financing arrangements.

	Total (1)	2020	2021-2022	2023-2024	2025 and after
	(In millions)
Medical claims and benefits payable	$1,854	1,854	$—	$—	$—
Principal amount of debt (2)	1,262	18	738	176	330
Amounts due government agencies	664	664	—	—	—
Finance leases	400	23	45	43	289
Purchase commitments	255	90	99	51	15
Interest on long-term debt	230	63	120	40	7
Operating leases	80	28	34	15	3
Total	$4,745	$2,740	$1,036	$325	$644
_______________________________

(1)
As of December 31, 2019, we have recorded approximately $20 million of unrecognized tax benefits. The table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. For further information, refer to Notes to Consolidated Financial Statements, Note 13, “Income Taxes.”

(2)
Represents the principal amounts due on the 1.125% Convertible Notes due 2020, 5.375% Notes due 2022, Term Loan Facility due 2024, and 4.875% Notes due 2025. The 1.125% Convertible Notes due 2020 were settled in January 2020. For further information, refer to Notes to Consolidated Financial Statements, Note 11, “Debt.”

INFLATION
We use various strategies to mitigate the negative effects of healthcare cost inflation. Specifically, our health plans try to control medical care costs through contracts with independent providers of healthcare services. Through these contracted providers, our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services. There can be no assurance, however, that our strategies to mitigate medical care cost inflation will be successful. Competitive pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable regulations, or other factors may affect our ability to control medical care costs.

Molina Healthcare, Inc. 2019 Form 10-K | 45

COMPLIANCE COSTS
Our health plans are regulated by both state and federal government agencies. Regulation of managed care products and healthcare services is an evolving area of law that varies from jurisdiction to jurisdiction. Regulatory agencies generally have discretion to issue regulations and interpret and enforce laws and rules. Changes in applicable laws and rules occur frequently. Compliance with such laws and rules may lead to additional costs related to the implementation of additional systems, procedures and programs that we have not yet identified.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2019, the fair value of our fixed income investments would decrease by approximately $49 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to the Notes to Consolidated Financial Statements, Note 4, “Fair Value Measurements,” and Note 5, “Investments.”
Borrowings under our Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case the applicable margin. As of December 31, 2019, $220 million was outstanding under the Term Loan Facility. See Notes to Consolidated Financial Statements, Note 11, “Debt,” for more information.

Molina Healthcare, Inc. 2019 Form 10-K | 46

MOLINA HEALTHCARE, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Molina Healthcare, Inc. 2019 Form 10-K | 47

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per-share data)
Revenue:
Premium revenue	$16,208	$17,612	$18,854
Premium tax revenue	489	417	438
Health insurer fees reimbursed	—	329	—
Service revenue	—	407	521
Investment income and other revenue	132	125	70
Total revenue	16,829	18,890	19,883
Operating expenses:
Medical care costs	13,905	15,137	17,073
General and administrative expenses	1,296	1,333	1,594
Premium tax expenses	489	417	438
Health insurer fees	—	348	—
Depreciation and amortization	89	99	137
Restructuring costs	6	46	234
Cost of service revenue	—	364	492
Impairment losses	—	—	470
Total operating expenses	15,785	17,744	20,438
Loss on sales of subsidiaries, net of gain	—	(15)	—
Operating income (loss)	1,044	1,131	(555)
Other expenses, net:
Interest expense	87	115	118
Other (income) expenses, net	(15)	17	(61)
Total other expenses, net	72	132	57
Income (loss) before income tax expense (benefit)	972	999	(612)
Income tax expense (benefit)	235	292	(100)
Net income (loss)	$737	$707	$(512)

Net income (loss) per share:
Basic	$11.85	$11.57	$(9.07)
Diluted	$11.47	$10.61	$(9.07)
Weighted average shares outstanding:
Basic	62	61	56
Diluted	64	67	56
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net income (loss)	$737	$707	$(512)
Other comprehensive income (loss):
Unrealized investment income (loss)	16	(3)	(5)
Less: effect of income taxes	4	(1)	(2)
Other comprehensive income (loss), net of tax	12	(2)	(3)
Comprehensive income (loss)	$749	$705	$(515)
See accompanying notes.

Molina Healthcare, Inc. 2019 Form 10-K | 48

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,452	$2,826
Investments	1,946	1,681
Receivables	1,406	1,330
Prepaid expenses and other current assets	134	149
Derivative asset	29	476
Total current assets	5,967	6,462
Property, equipment, and capitalized software, net	385	241
Goodwill and intangible assets, net	172	190
Restricted investments	79	120
Deferred income taxes	79	117
Other assets	105	24
Total assets	$6,787	$7,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,854	$1,961
Amounts due government agencies	664	967
Accounts payable and accrued liabilities	455	390
Deferred revenue	249	211
Current portion of long-term debt	18	241
Derivative liability	29	476
Total current liabilities	3,269	4,246
Long-term debt	1,237	1,020
Finance lease liabilities	231	197
Other long-term liabilities	90	44
Total liabilities	4,827	5,507
Stockholders’ equity:
Common stock, $0.001 par value per share; 150 million shares authorized; outstanding: 62 million shares at each of December 31, 2019, and December 31, 2018	—	—
Preferred stock, $0.001 par value per share; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	175	643
Accumulated other comprehensive income (loss)	4	(8)
Retained earnings	1,781	1,012
Total stockholders’ equity	1,960	1,647
Total liabilities and stockholders’ equity	$6,787	$7,154
See accompanying notes.

Molina Healthcare, Inc. 2019 Form 10-K | 49

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
Balance at December 31, 2016	57	$—	$841	$(2)	$810	$1,649
Net loss	—	—	—	—	(512)	(512)
Exchange of convertible senior notes	3	—	161	—	—	161
Other comprehensive loss, net	—	—	—	(3)	—	(3)
Share-based compensation	—	—	42	—	—	42
Balance at December 31, 2017	60	—	1,044	(5)	298	1,337
Net income	—	—	—	—	707	707
Adoption of new accounting standards	—	—	—	(1)	7	6
Partial termination of warrants	—	—	(550)	—	—	(550)
Exchange of convertible senior notes	2	—	108	—	—	108
Conversion of convertible senior notes	—	—	4	—	—	4
Other comprehensive loss, net	—	—	—	(2)	—	(2)
Share-based compensation	—	—	37	—	—	37
Balance at December 31, 2018	62	—	643	(8)	1,012	1,647
Net income	—	—	—	—	737	737
Common stock purchases	—	—	(1)	—	(53)	(54)
Adoption of new accounting standard	—	—	—	—	85	85
Partial termination of warrants	—	—	(514)	—	—	(514)
Other comprehensive income, net	—	—	—	12	—	12
Share-based compensation	—	—	47	—	—	47
Balance at December 31, 2019	62	$—	$175	$4	$1,781	$1,960

See accompanying notes.

Molina Healthcare, Inc. 2019 Form 10-K | 50

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Operating activities:
Net income (loss)	$737	$707	$(512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	89	127	178
Deferred income taxes	10	(6)	(94)
Share-based compensation	39	27	46
Amortization of convertible senior notes and finance lease liabilities	5	22	32
(Gain) loss on debt extinguishment	(15)	22	14
Loss on sales of subsidiaries, net of gain	—	15	—
Non-cash restructuring charges	—	17	60
Impairment losses	—	—	470
Other, net	(5)	4	21
Changes in operating assets and liabilities:
Receivables	(76)	(530)	103
Prepaid expenses and other current assets	28	6	(56)
Medical claims and benefits payable	(107)	(226)	263
Amounts due government agencies	(303)	(574)	341
Accounts payable and accrued liabilities	2	45	(12)
Deferred revenue	38	(21)	(34)
Income taxes	(15)	51	(16)
Net cash provided by (used in) operating activities	427	(314)	804
Investing activities:
Purchases of investments	(2,536)	(1,444)	(2,697)
Proceeds from sales and maturities of investments	2,302	2,445	1,759
Purchases of property, equipment and capitalized software	(57)	(30)	(86)
Net cash received from sale of subsidiaries	—	190	—
Other, net	(2)	(18)	(38)
Net cash (used in) provided by investing activities	(293)	1,143	(1,062)
Financing activities:
Repayment of principal amount of convertible senior notes	(240)	(362)	—
Cash paid for partial settlement of conversion option	(578)	(623)	—
Cash received for partial settlement of call option	578	623	—
Cash paid for partial termination of warrants	(514)	(549)	—
Proceeds from borrowings under term loan facility	220	—	—
Common stock purchases	(47)	—	—
Repayment of credit facility	—	(300)	—
Proceeds from senior notes offerings, net of issuance costs	—	—	325
Proceeds from borrowings under credit facility	—	—	300
Other, net	29	18	11
Net cash (used in) provided by financing activities	(552)	(1,193)	636
Net (decrease) increase in cash and cash equivalents, and restricted cash and cash equivalents	(418)	(364)	378
Cash and cash equivalents, and restricted cash and cash equivalents at beginning of period	2,926	3,290	2,912
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$2,508	$2,926	$3,290

See accompanying notes.

Molina Healthcare, Inc. 2019 Form 10-K | 51

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2019	2018	2017
	(In millions)

Supplemental cash flow information:

Cash paid during the period for:
Income taxes	$239	$240	$7
Interest	$78	$93	$78

Schedule of non-cash investing and financing activities:

Convertible senior notes exchange transaction:
Common stock issued in exchange for convertible senior notes	$—	$131	$193
Component of convertible senior notes allocated to additional paid-in capital, net of income taxes	—	(23)	(32)
Net increase to additional paid-in capital	$—	$108	$161

Common stock used for stock-based compensation	$(7)	$(6)	$(22)

Common stock purchases not settled at end of period	$7	$—	$—

Details of sales of subsidiaries:
Decrease in carrying amount of assets	$—	$(327)	$—
Decrease in carrying amount of liabilities	—	85	—
Transaction costs	—	(15)	—
Cash received from buyers	—	242	—
Loss on sale of subsidiaries, net of gain	$—	$(15)	$—

Details of change in fair value of derivatives, net:
Gain on call option	$132	$577	$255
Loss on conversion option	(132)	(577)	(255)
Change in fair value of derivatives, net	$—	$—	$—

See accompanying notes.

Molina Healthcare, Inc. 2019 Form 10-K | 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We currently have two reportable segments: the Health Plans segment and the Other segment. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
The Health Plans segment consists of health plans operating in 14 states and the Commonwealth of Puerto Rico. As of December 31, 2019, these health plans served approximately 3.3 million members eligible for Medicaid, Medicare, and other government-sponsored health care programs for low-income families and individuals including Marketplace members, most of whom receive government subsidies for premiums. The health plans are generally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (“HMO”).
Our state Medicaid contracts typically have terms of three to five years, contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Such contracts are subject to risk of loss in states that issue requests for proposal (“RFP”) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may not be renewed.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled; and regions or service areas.
Recent Developments – Health Plans Segment
Kentucky. On December 2, 2019, we announced that our Kentucky health plan subsidiary had been selected as an awardee pursuant to the Kentucky Medicaid managed care organizations RFP issued by the Kentucky Finance and Administration Cabinet in May 2019. However, in late December 2019, the newly elected Governor of Kentucky announced that he was canceling the Medicaid contracts that had been awarded by the outgoing Governor, including the contract that had been awarded to our Kentucky health plan subsidiary, and that he was reissuing the RFP for rebidding. We submitted a bid under the new RFP on February 6, 2020.
Texas. In October 2019, the Texas Health and Human Services Commission (“HHSC”) awarded contracts to our Texas health plan for the ABD program (known in Texas as “STAR+PLUS”) in two service areas, consisting of one legacy service area and one new service area. This would be a reduction from our current footprint of six service areas. We believe the initial term of each contract is expected to be three years, and such contracts are currently anticipated to be operational beginning on January 1, 2021, at the earliest. Under our existing STAR+PLUS and related Medicare-Medicaid Plan (“MMP”) contracts, we served approximately 97,000 members as of December 31, 2019, representing premium revenue of approximately $2,062 million in 2019. We are currently exercising our protest rights of the STAR+PLUS RFP awards with HHSC.
In 2019, our Texas health plan submitted an RFP response for the TANF and CHIP programs (known in Texas as “STAR/CHIP”). HHSC has announced that the STAR/CHIP contract awards are delayed to late February 2020. Under our existing STAR/CHIP contracts, we served approximately 114,000 members as of December 31, 2019, representing premium revenue of approximately $315 million in 2019.
Illinois. On December 31, 2019, we entered into a definitive agreement to purchase NextLevel Health Partners, Inc., a Medicaid managed care organization. Upon the closing of this transaction, expected to occur in the first half of 2020, we will assume the right to serve approximately 50,000 Medicaid and Managed Long-Term Services and Supports members in Cook County, Illinois. The purchase price of approximately $50 million will be funded with available cash, and the closing is subject to customary closing conditions.
New York. In October 2019, we entered into a definitive agreement to acquire certain assets of YourCare Health Plan, Inc. Upon the closing of this transaction, expected to occur in the first half of 2020, we will serve approximately 46,000 Medicaid members in seven counties in western New York. The purchase price of approximately $40 million will be funded with available cash, and the closing is subject to customary closing conditions.

Molina Healthcare, Inc. 2019 Form 10-K | 53

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include:

•	The determination of medical claims and benefits payable of our Health Plans segment;

•	Health Plans segment contractual provisions that may limit revenue recognition based upon the costs incurred or the profits realized under a specific contract;

•	Health Plans segment quality incentives that allow us to recognize incremental revenue if certain quality standards are met;

•	Settlements under risk or savings sharing programs;

•	The assessment of long-lived and intangible assets, and goodwill, for impairment;

•	The determination of reserves for potential absorption of claims unpaid by insolvent providers;

•	The determination of reserves for the outcome of litigation;

•	The determination of valuation allowances for deferred tax assets; and

•	The determination of unrecognized tax benefits.

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

	December 31,
	2019	2018	2017
	(In millions)
Cash and cash equivalents	$2,452	$2,826	$3,186
Restricted cash and cash equivalents, non-current	56	100	95
Restricted cash and cash equivalents, current	—	—	9
Total cash and cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$2,508	$2,926	$3,290

Investments
Our investments are principally held in debt securities, which are grouped into two separate categories for accounting and reporting purposes: available-for-sale securities, and held-to-maturity securities. Available-for-sale (“AFS”) securities are recorded at fair value and unrealized gains and losses, if any, are recorded in stockholders’ equity as other comprehensive income, net of applicable income taxes. Held-to-maturity securities are recorded at amortized cost, which approximates fair value, and unrealized holding gains or losses are not generally recognized. Realized gains and losses and unrealized losses judged to be other than temporary with respect to available-for-sale and held-to-maturity securities are included in the determination of net income (loss). The cost of securities sold is determined using the specific-identification method.
Our investment policy requires that all of our investments have final maturities of less than 10 years, or less than 10 years average life for structured securities. Investments and restricted investments are subject to interest rate risk

Molina Healthcare, Inc. 2019 Form 10-K | 54

and will decrease in value if market rates increase. Declines in interest rates over time will reduce our investment income.
In general, our AFS securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. We monitor our investments for other-than-temporary impairment. For comprehensive discussions of the fair value and classification of our investments, see Note 4, “Fair Value Measurements,” and Note 5, “Investments.”
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
Our intangible assets are subject to impairment tests when events or circumstances indicate that a finite-lived intangible asset’s (or asset group’s) carrying value may not be recoverable. Consideration is given to a number of potential impairment indicators, including the ability of our health plan subsidiaries to obtain the renewal by amendment of their contracts in each state prior to the actual expiration of their contracts. However, there can be no assurance that these contracts will continue to be renewed. Following the identification of any potential impairment indicators, to determine whether an impairment exists, we would compare the carrying amount of a finite-lived intangible asset with the greater of the undiscounted cash flows that are expected to result from the use of the asset or related group of assets, or its value under the asset liquidation method. If it is determined that the carrying amount of the asset is not recoverable, the amount by which the carrying value exceeds the estimated fair value is recorded as an impairment. Refer to Note 9, “Goodwill and Intangible Assets, Net,” for further details.
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
The significant majority of our operating leases consist of long-term operating leases for office space. Short-term leases (those with terms of 12 months or less) are not recorded as ROU assets or liabilities in the consolidated balance sheets. For certain leases that represent a portfolio of similar assets, such as a fleet of vehicles, we apply a portfolio approach to account for the related ROU assets and liabilities, rather than account for such assets and the related liabilities individually. A nominal number of our lease agreements include rental payments that adjust periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
For further information, including the amount and location of the ROU assets and lease liabilities recognized in the accompanying consolidated balance sheet, see Note 8, “Leases.” For further information regarding our adoption and implementation of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), see “Recent Accounting Pronouncements Adopted,” below.
Goodwill and Business Combinations
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Such events or circumstances may include experienced or expected operating cash-flow deterioration or losses, significant losses of membership, loss of state funding, loss of state contracts, and other factors. Goodwill is impaired if the carrying amount of the reporting unit (one of our state health plans)

Molina Healthcare, Inc. 2019 Form 10-K | 55

exceeds its estimated fair value. This excess is recorded as an impairment loss and adjusted if necessary for the impact of tax-deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit.
When testing goodwill for impairment, we may first assess qualitative factors, such as industry and market factors, the dynamic economic and political environments in which we operate, cost factors, and changes in overall performance, to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. If our qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, we perform the quantitative assessment. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative assessment. If performing a quantitative assessment, we generally estimate the fair values of our reporting units by applying the income approach, using discounted cash flows.
For the annual impairment test under a quantitative assessment, the base year in the reporting units’ discounted cash flows is derived from the annual financial planning cycle, which commences in the fourth quarter of the year. When computing discounted cash flows, we make assumptions about a wide variety of internal and external factors, and consider what the reporting unit’s selling price would be in an orderly transaction between market participants at the measurement date. Significant assumptions include financial projections of free cash flow (including significant assumptions about membership, premium rates, healthcare and operating cost trends, contract renewal and the procurement of new contracts, capital requirements and income taxes), long-term growth rates for determining terminal value beyond the discretely forecasted periods, and discount rates. When determining the discount rate, we consider the overall level of inherent risk of the reporting unit, and the expected rate an outside investor would expect to earn. As part of a quantitative assessment, we may also apply the asset liquidation method to estimate the fair value of individual reporting units, which is computed as total assets minus total liabilities, excluding intangible assets and deferred taxes. Finally, we apply a market approach to reconcile the value of our reporting units to our consolidated market value. Under the market approach, we consider publicly traded comparable company information to determine revenue and earnings multiples which are used to estimate our reporting units’ fair values. The assumptions used are consistent with those used in our long-range business plan and annual planning process. However, if these assumptions differ from actual results, the outcome of our goodwill impairment tests could be adversely affected.
Accounting for business combinations requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the final determination of the values of assets acquired or liabilities assumed, or one year after the date of acquisition, whichever comes first, any subsequent adjustments are recorded within our consolidated statements of operations. Refer to Note 9, “Goodwill and Intangible Assets, Net,” for further details.
Premium Revenue
Premium revenue is generated from our Health Plans segment contracts, including agreements with other managed care organizations for which we operate as a subcontractor. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. The state Medicaid programs and the federal Medicare program periodically adjust premiums. Additionally, many of our contracts contain provisions that may adjust or limit revenue or profit, as described below. Consequently, we recognize premium revenue as it is earned under such provisions.

Molina Healthcare, Inc. 2019 Form 10-K | 56

The following table summarizes premium revenue by health plan for the periods presented:

	Year Ended December 31,
	2019		2018		2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
California	$2,266	14.0%	$2,150	12.2%	$2,701	14.3%
Florida	734	4.5	1,790	10.2	2,568	13.6
Illinois	1,002	6.2	793	4.5	593	3.1
Michigan	1,624	10.0	1,601	9.1	1,596	8.5
New Mexico (1)	—	—	1,356	7.7	1,368	7.3
Ohio	2,553	15.8	2,388	13.6	2,216	11.8
Puerto Rico	474	2.9	696	3.9	732	3.9
South Carolina	583	3.6	495	2.8	445	2.4
Texas	2,991	18.5	3,244	18.4	2,813	14.9
Washington	2,695	16.6	2,361	13.4	2,608	13.8
Other (1)	1,286	7.9	738	4.2	1,214	6.4
Total	$16,208	100.0%	$17,612	100.0%	$18,854	100.0%

_______________________

(1)
“Other” includes the Idaho, Mississippi, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results. In 2019, “Other” also includes the New Mexico health plan. The New Mexico health plan’s Medicaid contract terminated on December 31, 2018, and therefore its results are not individually significant to our consolidated operating results in 2019.

Certain components of premium revenue are subject to accounting estimates and fall into the following categories:
Contractual Provisions That May Adjust or Limit Revenue or Profit
Medicaid Program
Medical Cost Floors (Minimums), and Medical Cost Corridors. A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded liabilities under the terms of such contract provisions of $74 million and $103 million at December 31, 2019, and December 31, 2018, respectively. Approximately $69 million and $87 million of the liabilities accrued at December 31, 2019, and December 31, 2018, respectively, relates to our participation in Medicaid Expansion programs.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Receivables relating to such provisions were insignificant at December 31, 2019, and December 31, 2018.
Profit Sharing and Profit Ceiling. Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Liabilities for profits in excess of the amount we are allowed to retain under these provisions were insignificant at December 31, 2019, and December 31, 2018.
Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, based on our best estimate of the ultimate premium we expect to realize for the period being adjusted.
Medicare Program
Risk Adjusted Premiums: Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. Consolidated balance sheet amounts related to anticipated Medicare risk adjusted premiums and Medicare Part D settlements were insignificant at December 31, 2019, and December 31, 2018.

Molina Healthcare, Inc. 2019 Form 10-K | 57

Minimum MLR: The Affordable Care Act (“ACA”) has established a minimum annual medical loss ratio (“Minimum MLR”) of 85% for Medicare. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of operations. The amounts payable for the Medicare Minimum MLR were insignificant at December 31, 2019, and December 31, 2018.
Marketplace Program
Risk Adjustment: Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of operations. As of December 31, 2019, Marketplace risk adjustment payables amounted to $368 million and related receivables amounted to $63 million, for a net payable of $305 million. As of December 31, 2018, Marketplace risk adjustment payables amounted to $466 million and related receivables amounted to $34 million, for a net payable of $432 million.
Minimum MLR: The ACA has established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of operations. Aggregate balance sheet amounts related to the Minimum MLR were insignificant at December 31, 2019, and December 31, 2018.
A summary of the categories of amounts due government agencies is as follows:

	December 31,
	2019	2018
	(In millions)
Medicaid program:
Medical cost floors and corridors	$74	$103
Other amounts due to states	84	81
Marketplace program:
Risk adjustment	368	466
Cost sharing reduction	—	183
Other	138	134
Total	$664	$967

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

Molina Healthcare, Inc. 2019 Form 10-K | 58

The following table quantifies the quality incentive premium revenue recognized for the periods presented, including the amounts earned in the periods presented and prior periods.

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Maximum available quality incentive premium - current period	$186	$182	$150

Amount of quality incentive premium revenue recognized in current period:
Earned current period	$156	$133	$97
Earned prior periods	38	31	10
Total	$194	$164	$107

Quality incentive premium revenue recognized as a percentage of total premium revenue	1.2%	0.9%	0.6%

Medical Care Costs, Medical Claims and Benefits Payable
Medical care costs are recognized in the period in which services are provided and include fee-for-service claims, pharmacy benefits, capitation payments to providers, and various other medically-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Such medical care costs include amounts paid by us as well as estimated medical claims and benefits payable for costs that were incurred but not paid as of the reporting date (“IBNP”). Pharmacy benefits represent payments for members' prescription drug costs, net of rebates from drug manufacturers. We estimate pharmacy rebates based on historical and current utilization of prescription drugs and contractual provisions. Capitation payments represent monthly contractual fees paid to providers, who are responsible for providing medical care to members, which could include medical or ancillary costs like dental, vision and other supplemental health benefits. Such capitation costs are fixed in advance of the periods covered and are not subject to significant accounting estimates. Other medical care costs include all medically-related administrative costs, amounts due to providers pursuant to risk-sharing or other incentive arrangements, provider claims, and other healthcare expenses. Examples of medically-related administrative costs include expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses. Additionally, we include an estimate for the cost of settling claims incurred through the reporting date in our medical claims and benefits payable liability.
Medical claims and benefits payable consist mainly of fee-for-service IBNP, unpaid pharmacy claims, capitation costs, other medical costs, including amounts payable to providers pursuant to risk-sharing or other incentive arrangements and amounts payable to providers on behalf of certain state agencies for certain state assessments in which we assume no financial risk. IBNP includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. We also include an additional reserve to ensure that our overall IBNP liability is sufficient under moderately adverse conditions. We reflect changes in these estimates in the consolidated results of operations in the period in which they are determined.
The estimation of the IBNP liability requires a significant degree of judgment in applying actuarial methods, determining the appropriate assumptions and considering numerous factors. Of those factors, we consider estimated completion factors and the assumed healthcare cost trend to be the most critical assumptions. Other relevant factors also include, but are not limited to, healthcare service utilization trends, claim inventory levels, changes in membership, product mix, seasonality, benefit changes or changes in Medicaid fee schedules, provider contract changes, prior authorizations and the incidence of catastrophic or pandemic cases.
Because of the significant degree of judgment involved in estimation of our IBNP liability, there is considerable variability and uncertainty inherent in such estimates. Each reporting period, the recognized IBNP liability represents our best estimate of the total amount of unpaid claims incurred as of the balance sheet date using a consistent methodology in estimating our IBNP liability. We believe our current estimates are reasonable and adequate; however, the development of our estimate is a continuous process that we monitor and update as more complete claims payment information and healthcare cost trend data becomes available. Actual medical care costs may be less than we previously estimated (favorable development) or more than we previously estimated (unfavorable development), and any differences could be material. Any adjustments to reflect favorable development would be

Molina Healthcare, Inc. 2019 Form 10-K | 59

recognized as a decrease to medical care costs, and any adjustments to reflect unfavorable development would be recognized as an increase to medical care costs, in the period in which the adjustments are determined.
Refer to Note 10, “Medical Claims and Benefits Payable,” for a table presenting the components of the change in our medical claims and benefits payable, for all periods presented in the accompanying consolidated financial statements.
Reinsurance
We limit our risk of catastrophic losses by maintaining high deductible reinsurance coverage. Such reinsurance coverage does not relieve us of our primary obligation to our policyholders. We report reinsurance premiums as a reduction to premium revenue, while related reinsurance recoveries are reported as a reduction to medical care costs. Reinsurance premiums amounted to $17 million, $16 million, and $20 million for the years ended December 31, 2019, 2018, and 2017, respectively. Reinsurance recoveries amounted to $18 million, $33 million, and $24 million for the years ended December 31, 2019, 2018, and 2017, respectively. Reinsurance recoverable of $21 million, $31 million, and $16 million, as of December 31, 2019, 2018, and 2017, respectively, is included in “Receivables” in the accompanying consolidated balance sheets.
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
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our contracts to determine if it is probable that a loss will be incurred in the future by reviewing current results and forecasts. For purposes of this assessment, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. A premium deficiency is recognized if anticipated future medical care and administrative costs exceed anticipated future premium revenue, investment income and reinsurance recoveries. No premium deficiency reserves were recorded as of December 31, 2019 and 2018.
Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. For further discussion and disclosure, see Note 13, “Income Taxes.”
Taxes Based on Premiums
Health Insurer Fee (“HIF”). The federal government under the ACA imposes an annual fee, or excise tax, on health insurers for each calendar year. The HIF is based on a company’s share of the industry’s net premiums written during the preceding calendar year and is non-deductible for income tax purposes. We recognize expense for the HIF over the year on a straight-line basis. Within our Medicaid program, we must secure additional reimbursement from our state partners for this added cost. We recognize the related revenue when we have obtained a contractual commitment or payment from a state to reimburse us for the HIF, and such HIF revenue is recognized ratably throughout the year. The Consolidated Appropriations Act of 2016 provided for the HIF moratorium in 2017, and Public Law No. 115-120 provided for the HIF moratorium in 2019. Therefore, there were no health insurer fees reimbursed, nor health insurer fees incurred, in those years.
Premium and Use Tax. Certain of our health plans are assessed a tax based on premium revenue collected. The premium revenues we receive from these states include the premium tax assessment. We have reported these taxes on a gross basis, as premium tax revenue and as premium tax expenses in the consolidated statements of operations.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those

Molina Healthcare, Inc. 2019 Form 10-K | 60

investments exceeds certain levels. Our investments consist primarily of investment-grade debt securities with final maturities of less than 10 years, or less than 10 years average life for structured securities. Restricted investments are invested principally in cash, cash equivalents and U.S. Treasury securities.
Concentration of credit risk with respect to accounts receivable is limited because our payors consist principally of the federal government, and governments of each state or commonwealth in which our health plan subsidiaries operate. See further information below, under “Recent Accounting Pronouncements Not Yet Adopted” regarding our adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020.
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
We operate health plans primarily as a direct contractor with the states (or Commonwealth), and in Los Angeles County, California, as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. In addition, our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.
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
We adopted Topic 842 effective January 1, 2019, and elected to apply the transition provisions as of that date. Accordingly, we recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings on January 1, 2019. In addition, we elected the available practical expedients and implemented internal controls and information systems functionality to enable the preparation of financial information on adoption.
As indicated in the accompanying consolidated statements of stockholders’ equity, the cumulative effect adjustment was an increase of $85 million to retained earnings ($110 million, net of $25 million deferred income tax expense), relating primarily to the transition provisions for sale-leaseback arrangements that did not qualify for sale treatment. Accordingly, such arrangements were de-recognized and recorded as finance lease ROU assets and lease liabilities. The difference between the de-recognized assets and lease financing obligations resulted in an increase to retained earnings. The recognition of these arrangements as finance lease ROU assets and lease liabilities will not materially impact our consolidated results of operations over the terms of the leases.
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

Molina Healthcare, Inc. 2019 Form 10-K | 61

Recent Accounting Pronouncements Not Yet Adopted
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently modified by several ASUs issued in 2018 and 2019. This standard introduces a new current expected credit loss (“CECL”) model for measuring expected credit losses for certain types of financial instruments measured at amortized cost and replaces the incurred loss model. The CECL model requires an entity to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount the entity expects to collect over the instrument’s contractual life after consideration of historical experience, current conditions, and reasonable and supportable forecasts. This standard also introduces targeted changes to the AFS debt securities impairment model. It eliminates the concept of other-than-temporary impairment and requires an entity to determine whether any impairment is the result of a credit loss or other factors. We will adopt Topic 326 effective January 1, 2020, using the modified retrospective approach. Under this method we will recognize the cumulative effect of adopting the standard as an adjustment to the opening balance of retained earnings on January 1, 2020.
Under Topic 326, we will record an allowance for credit losses for financial assets subject to the CECL model. The most significant type of financial instrument reported in our consolidated balance sheets, subject to the CECL model, is “Receivables.” As of December 31, 2019, approximately 75%, or $1,056 million of the receivables balance constitutes receivables from state and federal government agencies. Based on our analysis, we believe that the credit risk associated with such receivables is nominal due to a very low risk of default.
The AFS debt securities impairment model will apply to “Investments” reported in our consolidated balance sheets. We believe that the credit risk associated with our non-government issued Investments is nominal due to the high quality of such investments.
The adoption of Topic 326 will be immaterial to our consolidated results of operations and financial condition.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

Molina Healthcare, Inc. 2019 Form 10-K | 62

3. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2019	2018	2017
	(In millions, except net income (loss) per share)
Numerator:
Net income (loss)	$737	$707	$(512)
Denominator:
Shares outstanding at the beginning of the period	62.1	59.3	55.8
Weighted-average number of shares issued:
Exchange of convertible senior notes (1)	—	1.4	0.1
Conversion of convertible senior notes (1)	—	0.2	—
Stock-based compensation	0.1	0.2	0.5
Denominator for basic net income (loss) per share	62.2	61.1	56.4
Effect of dilutive securities:
Warrants (2)	1.4	4.8	—
Convertible senior notes (1)	—	0.4	—
Stock-based compensation	0.6	0.3	—
Denominator for diluted net income (loss) per share	64.2	66.6	56.4

Net income (loss) per share: (3)
Basic	$11.85	$11.57	$(9.07)
Diluted	$11.47	$10.61	$(9.07)

Potentially dilutive common shares excluded from calculations: (2)
Warrants	—	—	1.9
Convertible senior notes (1)	—	—	0.4
Stock-based compensation	—	—	0.3
_______________________________

(1)	“Convertible senior notes” in this table refer to the 1.625% convertible senior notes due 2044 that were settled in 2018.

(2)
For more information regarding the warrants, including partial termination transactions, refer to Note 14, “Stockholders' Equity.” The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income (loss) per share because to do so would have been anti-dilutive.

(3)	Source data for calculations in thousands.

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

Molina Healthcare, Inc. 2019 Form 10-K | 63

Level 3 — Unobservable Inputs. Level 3 financial instruments are valued using unobservable inputs that represent management’s best estimate of what market participants would use in pricing the financial instrument at the measurement date. Our Level 3 financial instruments consist primarily of derivative financial instruments.
The derivatives include the 1.125% Call Option derivative asset and the 1.125% Conversion Option derivative liability (for detailed descriptions of these instruments, see Note 12. “Derivatives”). These derivatives are not actively traded and are valued based on an option pricing model that uses observable and unobservable market data for inputs. Significant market data inputs used to determine fair value as of December 31, 2019, included the price of our common stock, the time to maturity of the derivative instruments, the risk-free interest rate, and the implied volatility of our common stock. The 1.125% Call Option asset and the 1.125% Conversion Option liability were designed such that changes in their fair values offset, with minimal impact to the consolidated statements of operations. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the years ended December 31, 2019, and 2018.
Our financial instruments measured at fair value on a recurring basis at December 31, 2019, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,178	$—	$1,178	$—
Mortgage-backed securities	420	—	420	—
Asset-backed securities	127	—	127	—
U.S. Treasury notes	86	—	86	—
Municipal securities	78	—	78	—
Government-sponsored enterprise securities (“GSEs”)	49	—	49	—
Foreign securities	7	—	7	—
Certificates of deposit	1	—	1	—
Subtotal	1,946	—	1,946	—
1.125% Call Option derivative asset	29	—	—	29
Total assets	$1,975	$—	$1,946	$29

1.125% Conversion Option derivative liability	$29	$—	$—	$29
Total liabilities	$29	$—	$—	$29
Our financial instruments measured at fair value on a recurring basis at December 31, 2018, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,123	$—	$1,123	$—
Asset-backed securities	82	—	82	—
U.S. Treasury notes	181	—	181	—
Municipal securities	114	—	114	—
GSEs	163	—	163	—
Foreign securities	4	—	4	—
Certificates of deposit	14	—	14	—
Subtotal	1,681	—	1,681	—
1.125% Call Option derivative asset	476	—	—	476
Total assets	$2,157	$—	$1,681	$476

1.125% Conversion Option derivative liability	$476	$—	$—	$476
Total liabilities	$476	$—	$—	$476

Molina Healthcare, Inc. 2019 Form 10-K | 64

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets. The carrying amount and estimated fair value of the Term Loan Facility is classified as a Level 3 financial instrument, because certain inputs used to determine its fair value are not observable. As of December 31, 2019, the carrying amount of the Term Loan Facility approximated fair value because its interest rate is a variable rate that approximates rates currently available to us.

	December 31, 2019		December 31, 2018
	Carrying	Fair Value	Carrying	Fair Value
	Amount		Amount
	(In millions)
5.375% Notes	$696	$745	$694	$674
4.875% Notes	327	340	326	301
Term Loan Facility	220	220	—	—
1.125% Convertible Notes (1)	12	42	240	732
Total	$1,255	$1,347	$1,260	$1,707
_______________________________

(1)
The fair value of the 1.125% Conversion Option (the embedded cash conversion option), which is reflected in the fair value amounts presented above, amounted to $29 million and $476 million as of December 31, 2019 and 2018, respectively. For more information, including information on debt repayments in 2019 and 2020, see Note 11, “Debt,” and Note 12, “Derivatives.”

5. Investments
Available-for-Sale Investments
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	December 31, 2019
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In millions)
Corporate debt securities	$1,174	$5	$1	$1,178
Mortgage-backed securities	420	1	1	420
Asset-backed securities	126	1	—	127
U.S. Treasury notes	86	—	—	86
Municipal securities	78	—	—	78
GSEs	49	—	—	49
Foreign securities	7	—	—	7
Certificates of deposit	1	—	—	1
Total	$1,941	$7	$2	$1,946

Molina Healthcare, Inc. 2019 Form 10-K | 65

	December 31, 2018
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(In millions)
Corporate debt securities	$1,131	$—	$8	$1,123
Asset-backed securities	83	—	1	82
U.S. Treasury notes	181	—	—	181
Municipal securities	115	—	1	114
GSEs	164	—	1	163
Foreign securities	4	—	—	4
Certificates of deposit	14	—	—	14
Total	$1,692	$—	$11	$1,681

The contractual maturities of our current investments as of December 31, 2019 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$453	$453
Due after one year through five years	957	962
Due after five years through ten years	171	171
Due after ten years	360	360
Total	$1,941	$1,946

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains amounted to $13 million in the year ended December 31, 2019. Gross realized investment losses were insignificant in the year ended December 31, 2019. Gross realized investment gains and losses for the years ended December 31, 2018 and 2017 were insignificant.
We have determined that unrealized losses at December 31, 2019 and 2018 are temporary in nature, because the change in market value for these securities resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2019:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$222	$1	167	$—	$—	—
Mortgage-backed securities	143	1	72	—	—	—
Total	$365	$2	239	$—	$—	—

Molina Healthcare, Inc. 2019 Form 10-K | 66

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2018:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$509	$3	285	$412	$5	298
Asset-backed securities	—	—	—	68	1	52
Municipal securities	—	—	—	87	1	90
GSEs	—	—	—	127	1	76
Total	$509	$3	285	$694	$8	516

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
We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value, and mature in one year or less. The following table presents the balances of restricted investments:

	December 31,
	2019	2018
	(In millions)
Florida	$12	$32
New Mexico	21	43
Ohio	12	12
Puerto Rico	11	10
Other	23	23
Total Health Plans segment	$79	$120

6. Receivables
Receivables consist primarily of amounts due from government agencies, which may be subject to potential retroactive adjustments. Because substantially all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for doubtful accounts is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.

	December 31,
	2019	2018
	(In millions)
Government receivables	$1,056	$872
Pharmacy rebate receivables	150	146
Health insurer fee reimbursement receivables	5	141
Other	195	171
Total	$1,406	$1,330

Molina Healthcare, Inc. 2019 Form 10-K | 67

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
A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2019	2018
	(In millions)
Capitalized software	$421	$373
Furniture and equipment	213	231
Building and improvements	49	154
Land	4	16
Total cost	687	774
Less: accumulated amortization - capitalized software	(351)	(320)
Less: accumulated depreciation and amortization - furniture, equipment, building, and improvements	(179)	(213)
Total accumulated depreciation and amortization	(530)	(533)
ROU assets - finance leases	228	—
Property, equipment, and capitalized software, net	$385	$241

The following table presents all depreciation and amortization recognized in our consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Recorded in depreciation and amortization:
Amortization of capitalized software	$33	$42	$64
Depreciation and amortization of furniture, equipment, building, and improvements	21	36	42
Amortization of intangible assets	18	21	31
Amortization of finance leases	17	—	—
Subtotal	89	99	137
Recorded in cost of service revenue:
Amortization of capitalized software and deferred contract costs	—	28	41
Total depreciation and amortization recognized	$89	$127	$178

8. Leases
As discussed in Note 2, “Significant Accounting Policies,” we elected the Topic 842 transition provision that allows entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. Accordingly, the Topic 842 disclosures below are presented as of and for the year ended December 31, 2019, only.
We are a party to operating and finance leases primarily for our corporate and health plan offices. Our operating leases have remaining lease terms up to 9 years, some of which include options to extend the leases for up to 10 years. As of December 31, 2019, the weighted average remaining operating lease term is 4 years.

Molina Healthcare, Inc. 2019 Form 10-K | 68

Our finance leases have remaining lease terms of 2 years to 19 years, some of which include options to extend the leases for up to 25 years. As of December 31, 2019, the weighted average remaining finance lease term is 16 years.
As of December 31, 2019, the weighted-average discount rate used to compute the present value of lease payments was 5.6% for operating lease liabilities, and 6.5% for finance lease liabilities. The components of lease expense were as follows:

Year Ended December 31, 2019
(In millions)
Operating lease expense	$34

Finance lease expense:
Amortization of ROU assets	$17
Interest on lease liabilities	15
Total finance lease expense	$32

Rental expense related to operating leases amounted to $62 million and $75 million for the years ended December 31, 2018 and 2017, respectively.
Supplemental consolidated cash flow information related to leases follows:

Year Ended December 31, 2019
(In millions)
Cash used in operating activities:
Operating leases	$36
Finance leases	15
Cash used in financing activities:
Finance leases	6
ROU assets recognized in exchange for lease obligations:
Operating leases	99
Finance leases	245

Molina Healthcare, Inc. 2019 Form 10-K | 69

Supplemental information related to leases, including location of amounts reported in the accompanying consolidated balance sheets, follows:

December 31, 2019
(In millions)
Operating leases:
ROU assets
Other assets	$65
Lease liabilities
Accounts payable and accrued liabilities (current)	$25
Other long-term liabilities (non-current)	48
Total operating lease liabilities	$73
Finance leases:
ROU assets
Property, equipment, and capitalized software, net	$228
Lease liabilities
Accounts payable and accrued liabilities (current)	$8
Finance lease liabilities (non-current)	231
Total finance lease liabilities	$239

Maturities of lease liabilities as of December 31, 2019, were as follows:

	Operating Leases	Finance Leases
	(In millions)
2020	$28	$23
2021	20	24
2022	14	21
2023	10	21
2024	5	22
Thereafter	3	289
Subtotal - undiscounted lease payments	80	400
Less imputed interest	(7)	(161)
Total	$73	$239

9. Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amounts of goodwill by segment, for the periods presented.

	Health Plans	Other	Total
	(In millions)
Balance, December 31, 2017	$143	$43	$186
Acquisitions	—	—	—
Dispositions	—	(43)	(43)
Impairment and other	—	—	—
Balance, December 31, 2018	143	—	143
Acquisitions	—	—	—
Dispositions	—	—	—
Impairment and other	—	—	—
Balance, December 31, 2019	$143	$—	$143

Molina Healthcare, Inc. 2019 Form 10-K | 70

For the Health Plans segment, gross goodwill amounted to $445 million, and accumulated impairment losses amounted to $302 million, at each of December 31, 2019, and 2018.
2017 Impairment Losses. As a result of reporting unit quantitative goodwill assessments using discounted cash flows and/or asset liquidation analyses, we recorded goodwill impairment losses of $244 million and $190 million for the Health Plans segment and Other segment, respectively, in the year ended December 31, 2017. The Health Plans segment impairment losses were due primarily to certain health plans’ Medicaid contract terminations, and insufficient estimated future cash flows. The Other segment impairment losses were due to the expectation of fewer future benefits, and related lower cash flows, to be derived from certain subsidiaries. Such subsidiaries were disposed in 2018.
Intangible Assets, Net
The following table provides the details of identified intangible assets, by major class, for the periods indicated:

	December 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
	(In millions)
Contract rights and licenses	$179	$156	$23	$201	$162	$39
Provider networks	20	14	6	20	12	8
Total	$199	$170	$29	$221	$174	$47

As of December 31, 2019, we estimate that our intangible asset amortization will be approximately $14 million in 2020, $5 million in 2021, and $3 million in 2022, 2023 and 2024. For a presentation of our intangible assets by reportable segment, refer to Note 18, “Segments.”
2017 Impairment Losses. For the reasons described above, reporting unit undiscounted cash flow analyses produced intangible asset impairment losses of $25 million and $11 million for the Health Plans segment and Other segment, respectively, in the year ended December 31, 2017.

Molina Healthcare, Inc. 2019 Form 10-K | 71

10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated.

	December 31,
	2019	2018	2017
	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$1,406	$1,562	$1,717
Pharmacy payable	126	115	112
Capitation payable	55	52	67
Other	267	232	296
Total	$1,854	$1,961	$2,192

“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of operations. Non-risk provider payables amounted to $132 million, $107 million and $122 million, as of December 31, 2019, 2018, and 2017, respectively.
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

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Medical claims and benefits payable, beginning balance	$1,961	$2,192	$1,929
Components of medical care costs related to:
Current period	14,176	15,478	17,037
Prior periods (1)	(271)	(341)	36
Total medical care costs	13,905	15,137	17,073

Change in non-risk and other provider payables	24	13	(106)

Payments for medical care costs related to:
Current period	12,554	13,671	15,130
Prior periods	1,482	1,710	1,574
Total paid	14,036	15,381	16,704
Medical claims and benefits payable, ending balance	$1,854	$1,961	$2,192

________________

(1)	December 31, 2018, includes the 2018 benefit of the 2017 Marketplace CSR reimbursement of $81 million.
The following tables provide information about incurred and paid claims development as of December 31, 2019, as well as cumulative claims frequency and the total of incurred but not paid claims liabilities. The cumulative claim frequency is measured by claim event, and includes claims covered under capitated arrangements.

Incurred Claims and Allocated Claims Adjustment Expenses				Total IBNP	Cumulative number of reported claims
Benefit Year	2017	2018	2019

	(Unaudited)	(Unaudited)
	(In millions)
2017	$17,037	$16,728	$16,704	$18	119
2018		15,478	15,245	25	110
2019			14,176	1,348	93
			$46,125	$1,391

Molina Healthcare, Inc. 2019 Form 10-K | 72

Cumulative Paid Claims and Allocated Claims Adjustment Expenses
Benefit Year	2017	2018	2019

	(Unaudited)	(Unaudited)
	(In millions)
2017	$15,130	$16,671	$16,686
2018		13,752	15,220
2019			12,554
			$44,460

The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for medical claims and benefits payable.

2019
(In millions)
Incurred claims and allocated claims adjustment expenses	$46,125
Less: cumulative paid claims and allocated claims adjustment expenses	(44,460)
All outstanding liabilities before 2017	15
Non-risk and other provider payables	174
Medical claims and benefits payable	$1,854

Our estimates of medical claims and benefits payable recorded at December 31, 2018, 2017 and 2016 developed favorably (unfavorably) by approximately $271 million, $341 million and $(36) million in 2019, 2018 and 2017, respectively.
The favorable prior year development recognized in 2019 was primarily due to lower than expected utilization of medical services by our Medicaid members, and improved operating performance. Consequently, the ultimate costs recognized in 2019 were lower than our original estimates in 2018, which was not discernible until additional information was provided, and as claims payments were processed.
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
The unfavorable prior year development in 2017 was primarily due to higher than expected costs for settling certain claims with certain providers in states where we had recently commenced operations, such as in Illinois and Puerto Rico, or had instituted significant changes due to provider contract changes, such as in Florida and New Mexico. The differences between our original estimates in 2016 and the ultimate costs in 2017 were not discernible until additional information was provided to us in 2017, and the effect became clearer over time as claim payments were processed.

Molina Healthcare, Inc. 2019 Form 10-K | 73

11. Debt
Contractual maturities of debt, as of December 31, 2019, are illustrated in the following table. All amounts represent the principal amounts of the debt instruments outstanding.

	Total	2020	2021	2022	2023	2024	Thereafter

	(In millions)
5.375% Notes	$700	$—	$—	$700	$—	$—	$—
4.875% Notes	330	—	—	—	—	—	330
Term Loan Facility	220	6	16	22	22	154	—
1.125% Convertible Notes	12	12	—	—	—	—	—
Total	$1,262	$18	$16	$722	$22	$154	$330

All debt is held at the parent which is reported, for segment purposes, in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets:

	December 31,
	2019	2018
	(In millions)
Current portion of long-term debt:
1.125% Convertible Notes, net of unamortized discount	$12	$241
Term Loan Facility	6	—
Lease financing obligations	—	1
Debt issuance costs	—	(1)
Total, current portion	$18	$241
Non-current portion of long-term debt:
5.375% Notes	$700	$700
4.875% Notes	330	330
Term Loan Facility	214	—
Debt issuance costs	(7)	(10)
Total, non-current portion	$1,237	$1,020

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
The Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. As of December 31, 2019, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt. Effective as of the date of the Sixth Amendment to the Credit Agreement described below, there are no guarantors as parties to the Credit Agreement.
Term Loan Facility. In January 2019, we entered into a Sixth Amendment to the Credit Agreement that provided for a delayed draw Term Loan Facility in the aggregate principal amount of $600 million, under which we may request up to ten advances, each in a minimum principal amount of $50 million, until July 31, 2020. The Term Loan Facility will amortize in quarterly installments, commencing on September 30, 2020, equal to the principal amount of the Term Loan Facility outstanding multiplied by rates ranging from 1.25% to 2.50% (depending on the applicable fiscal quarter) for each fiscal quarter. The Term Loan Facility expires on January 31, 2024; any remaining outstanding balance under the Term Loan Facility will be due and payable on that date. As of December 31, 2019, $220 million was outstanding under the Term Loan Facility. Each advance under the Term Loan Facility results in a permanent reduction to its borrowing capacity; therefore, our borrowing capacity under the Term Loan Facility as of December 31, 2019, was $380 million.

Molina Healthcare, Inc. 2019 Form 10-K | 74

Credit Facility. The Credit Facility expires on January 31, 2022; therefore, any amounts outstanding under the Credit Facility will be due and payable on that date. As of December 31, 2019, no amounts were outstanding under the Credit Facility, and outstanding letters of credit amounting to $1 million reduced our remaining borrowing capacity under the Credit Facility to $499 million.
5.375% Notes due 2022
We have $700 million aggregate principal amount of senior notes (the “5.375% Notes”) outstanding as of December 31, 2019, which are due November 15, 2022, unless earlier redeemed. Interest at a rate of 5.375% per annum, is payable semiannually in arrears on May 15 and November 15. The 5.375% Notes contain customary non-financial covenants and change of control provisions.
4.875% Notes due 2025
We had $330 million aggregate principal amount of senior notes (the “4.875% Notes”) outstanding as of December 31, 2019, which are due June 15, 2025, unless earlier redeemed. Interest at a rate of 4.875% per annum, is payable semiannually in arrears on June 15 and December 15. The 4.875% Notes contain customary non-financial covenants and change of control provisions.
1.125% Cash Convertible Senior Notes due 2020
In the years ended December 31, 2019 and 2018, we entered into privately negotiated note purchase agreements and, in 2019, received conversion requests, with certain holders of our outstanding 1.125% cash convertible senior notes due January 15, 2020 (the “1.125% Convertible Notes”). For each transaction, the difference between the principal amount extinguished and the total cash paid primarily represented the settlement of the 1.125% Convertible Notes’ embedded cash conversion option feature at fair value (which is a derivative liability we refer to as the “1.125% Conversion Option”).
During 2019, we paid $794 million to settle $240 million aggregate principal amount, or $232 million aggregate carrying amount, of the 1.125% Convertible Notes. During 2018, we paid $911 million to settle $298 million aggregate principal amount, or $278 million aggregate carrying amount of the 1.125% Convertible Notes. In both years, the cash payments included settlement of the related 1.125% Conversion Option, and the mark-to-market valuation adjustments discussed below.
In the years ended December 31, 2019 and 2018, we recorded a (gain) loss on debt extinguishment of approximately $(15) million and $12 million, respectively, for the 1.125% Convertible Notes transactions (net of accelerated original issuance discount amortization), primarily relating to mark-to-market valuations on the partial terminations of the Call Spread Overlay executed in connection with the related debt repayments. These amounts are reported in “Other (income) expenses, net” in the accompanying consolidated statements of operations. No common shares were issued in connection with the transaction.
In connection with the 1.125% Convertible Notes transactions, we also entered into privately negotiated agreements in 2019, to partially terminate the Call Spread Overlay, defined and further discussed in Notes 12, “Derivatives,” and 14, “Stockholders' Equity.” The net cash proceeds from the Call Spread Overlay partial termination transactions partially offset the cash paid to settle the 1.125% Convertible Notes.
As of December 31, 2019, $12 million aggregate principal amount of the 1.125% Convertible Notes were outstanding. Interest at a rate of 1.125% per annum is payable semiannually in arrears on January 15 and July 15. The 1.125% Convertible Notes are convertible only into cash, and not into shares of our common stock or any other securities. The initial conversion rate is 24.5277 shares of our common stock per $1,000 principal amount, or approximately $40.77 per share of our common stock. Holders may convert their 1.125% Convertible Notes under certain circumstances and upon conversion, in lieu of receiving shares of our common stock, a holder will receive an amount in cash, per $1,000 principal amount, equal to the settlement amount, determined in the manner set forth in the indenture. We may not redeem the 1.125% Convertible Notes prior to the maturity date. The 1.125% Convertible Notes matured on January 15, 2020; therefore, they were reported in current portion of long-term debt as of December 31, 2019. (See “Subsequent Event,” below.)
Concurrent with the issuance of the 1.125% Convertible Notes, the 1.125% Conversion Option was separated from the 1.125% Convertible Notes and accounted for separately as a derivative liability, with changes in fair value reported in our consolidated statements of operations until the 1.125% Conversion Option settled. This initial liability simultaneously reduced the carrying value of the 1.125% Convertible Notes’ principal amount (effectively an original issuance discount), which was amortized to the principal amount through the recognition of non-cash interest expense over the expected life of the debt. The effective interest rate of 6% approximates the interest rate we would have incurred had we issued nonconvertible debt with otherwise similar terms. As of December 31, 2019, the

Molina Healthcare, Inc. 2019 Form 10-K | 75

1.125% Convertible Notes had a remaining amortization period of less than one month, and their ‘if-converted’ value exceeded their principal amount by approximately $26 million and $581 million as of December 31, 2019, and 2018, respectively.
Interest cost recognized relating to our convertible senior notes for the periods presented was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Contractual interest at coupon rate	$1	$6	$11
Amortization of the discount	5	21	32
Total	$6	$27	$43

Subsequent Event
In January 2020, we paid $39 million to settle the outstanding 1.125% Convertible Notes, which amount included settlement of the 1.125% Conversion Option.
Cross-Default Provisions
The indentures governing the 4.875% Notes and the 5.375% Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.

12. Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments (defined and discussed individually below) in the consolidated balance sheets:

		December 31,
	Balance Sheet Location	2019	2018
		(In millions)
Derivative asset:
1.125% Call Option	Current assets: Derivative asset	$29	$476
Derivative liability:
1.125% Conversion Option	Current liabilities: Derivative liability	$29	$476

Our derivative financial instruments do not qualify for hedge treatment; therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of operations, and reported in “Other (income) expenses, net.” Gains and losses for our derivative financial instruments are presented individually in the accompanying consolidated statements of cash flows, “Supplemental cash flow information.”
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
In the year ended December 31, 2019, in connection with the 1.125% Convertible Notes purchases (described in Note 11, “Debt”), we entered into privately negotiated termination agreements with each of the Counterparties to partially terminate the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Convertible Notes purchased. In the year ended December 31, 2019, we received $578 million for the

Molina Healthcare, Inc. 2019 Form 10-K | 76

settlement of the 1.125% Call Option (which is a derivative asset), and paid $514 million for the partial termination of the 1.125% Warrants, for an aggregate net cash receipt of $64 million from the Counterparties.
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
As of December 31, 2019, the 1.125% Call Option and the 1.125% Conversion Option were classified as a current asset and current liability, respectively, because the 1.125% Convertible Notes matured on January 15, 2020.
Subsequent Event
As described in Note 11, “Debt,” we repaid the aggregate principal amount of the 1.125% Convertible Notes, including settlement of the related 1.125% Conversion Option. In addition, in January 2020 we received $27 million for the settlement of the 1.125% Call Option.

13. Income Taxes
Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Current:
Federal	$204	$272	$(9)
State	12	18	3
Foreign	9	8	—
Total current	225	298	(6)
Deferred:
Federal	5	(3)	(85)
State	6	(3)	(9)
Foreign	(1)	—	—
Total deferred	10	(6)	(94)
Income tax expense (benefit)	$235	$292	$(100)

The Tax Cuts and Jobs Act of 2017 (“TCJA”), in part, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. TCJA’s change in the federal rate required that we revalue deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. We applied the guidance in SEC Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the TCJA in 2017 and throughout 2018.
As of December 31, 2017, we recorded a provisional amount of $54 million for the revaluation of deferred tax assets and liabilities because we had not yet completed our accounting for all of the enactment-date income tax effects of the TJCA under ASC 740, Income Taxes. Upon further analysis of certain aspects of the TCJA and refinement of our calculations in the year ended December 31, 2018, we reduced this provisional amount by $4 million, which is included as a component of income tax expense in the accompanying consolidated statement of operations. As of December 31, 2018, the accounting for all of the enactment-date income tax effects of the TCJA was complete.

Molina Healthcare, Inc. 2019 Form 10-K | 77

A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory federal tax (benefit) rate	21.0%	21.0%	(35.0)%
State income provision (benefit), net of federal	1.4	1.2	(0.7)
Nondeductible health insurer fee (“HIF”)	—	7.3	—
Nondeductible compensation	1.2	0.7	2.8
Nondeductible goodwill impairment	—	—	6.6
Worthless stock deduction	—	(1.0)	—
Revaluation of net deferred tax assets	—	(0.4)	8.8
Other	0.6	0.4	1.1
Effective tax expense (benefit) rate	24.2%	29.2%	(16.4)%

The effective tax rate was not impacted by the HIF in 2019 and 2017, given the HIF moratorium in each of those years. Our effective tax rate is based on expected income (loss), statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state, or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions, and compliance with federal, state, foreign, and local tax laws.
Deferred tax assets and liabilities are classified as non-current. Significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(In millions)
Accrued expenses and reserve liabilities	$35	$39
Other accrued medical costs	11	12
Net operating losses	13	16
Fixed assets and intangibles	26	30
Unearned premiums	11	9
Lease financing obligation	5	30
Tax credit carryover	11	12
Other	—	3
Valuation allowance	(24)	(28)
Total deferred income tax assets, net of valuation allowance	88	123
Prepaid expenses	(6)	(6)
Other	(3)	—
Total deferred income tax liabilities	(9)	(6)
Net deferred income tax asset	$79	$117

At December 31, 2019, we had state net operating loss carryforwards of $310 million, which begin expiring in 2028.
At December 31, 2019, we had California research and development and enterprise zone tax credit carryovers of $8 million, which will begin to expire in 2024, and foreign tax credit carryovers of $5 million, which expire in 2030.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2019, $24 million of deferred tax assets did not satisfy the recognition criteria. Therefore, we decreased our valuation allowance by $4 million, from $28 million at December 31, 2018, to $24 million as of December 31, 2019.

Molina Healthcare, Inc. 2019 Form 10-K | 78

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
The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Gross unrecognized tax benefits at beginning of period	$(20)	$(13)	$(11)
Increases in tax positions for current year		(9)	(1)
Increases in tax positions for prior years	—	—	(4)
Decreases in tax positions for prior years	—	—	3
Lapse in statute of limitations		2	—
Gross unrecognized tax benefits at end of period	$(20)	$(20)	$(13)

The total amount of unrecognized tax benefits at December 31, 2019, 2018 and 2017 that, if recognized, would affect the effective tax rates is $18 million, $18 million, and $12 million, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $5 million due to resolution of a state refund claim. The state refund claim will not result in a cash payment for income taxes if our claim is denied.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of December 31, 2019, 2018 and 2017 were insignificant.
We are under examination by the IRS for calendar years 2015 through 2017 and may be subject to examination for calendar year 2018. With a few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local, and Puerto Rico tax examinations for years before 2015.

14. Stockholders' Equity
Stock Purchase Program
In early December 2019, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program is funded by existing cash on hand and extends through December 31, 2021. The exact timing and amount of any repurchase is determined by management, based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 400,000 shares of our common stock for $54 million in December 2019 (average cost of $135.30 per share), including approximately 55,000 shares purchased for $7 million in late December 2019, and settled in early January 2020.
Subsequent Event
In January 2020 through February 7, 2020, we purchased 1,533,000 shares for $203 million (average cost of $132.69 per share).
1.125% Warrants
In connection with the Call Spread Overlay transaction described in Note 12, “Derivatives,” in 2013, we issued 13.5 million of the 1.125% Warrants with a strike price of $53.8475 per share. Under certain circumstances, beginning in April 2020, if the price of our common stock were to exceed the strike price of the 1.125% Warrants, we would be obligated to issue shares of our common stock subject to a share delivery cap. The 1.125% Warrants could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the 1.125% Warrants. Refer to Note 3, “Net Income (Loss) Per Share,” for dilution

Molina Healthcare, Inc. 2019 Form 10-K | 79

information for the periods presented. We will not receive any additional proceeds if the 1.125% Warrants are exercised. Following the transactions described below, approximately 310,000 of the 1.125% Warrants were outstanding at December 31, 2019.
As described in Note 12, “Derivatives,” in the year ended December 31, 2019, we entered into privately negotiated termination agreements with each of the Counterparties to partially terminate the Call Spread Overlay, in notional amounts corresponding to the aggregate principal amount of the 1.125% Convertible Notes purchased. In the year ended December 31, 2019, we paid $514 million to the Counterparties for the termination of 5.9 million of the 1.125% Warrants outstanding which resulted in a reduction of additional paid-in-capital for the same amount.
Share-Based Compensation
Total share-based compensation expense is presented in the following table. Except as described in the note to the table, we record share-based compensation as “General and administrative expenses” in the accompanying consolidated statements of operations.

	Year Ended December 31,
	2019		2018		2017
	(In millions)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges (1)	Net-of-Tax Amount
RSAs, PSAs and PSUs (defined below)	$29	$28	$17	$17	$39	$35
Employee stock purchase plan and stock options	10	9	10	9	7	5
Total	$39	$37	$27	$26	$46	$40

_______________________

(1)
Includes $23 million relating to acceleration of share-based compensation for former executives in the year ended December 31, 2017. This amount is reported in “Restructuring costs” in the accompanying consolidated statements of operations.

Equity Incentive Plans
In the second quarter of 2019, our stockholders approved the Molina Healthcare, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The 2019 EIP provides for awards, in the form of restricted and performance stock awards (“RSAs” and “PSAs”), performance units (“PSUs”), stock options, and other stock– or cash–based awards, to eligible persons who perform services for us. The 2019 EIP will remain in effect until its termination by the board of directors; provided, however, that all awards will be granted no later than May 8, 2029. Concurrent with the adoption of the 2019 EIP, the Molina Healthcare, Inc. 2011 Equity Incentive Plan was amended, restated and merged into the 2019 EIP. A maximum of 2.9 million shares of our common stock may be issued under the 2019 EIP.
Stock-based awards. RSAs, PSAs and PSUs are granted with a fair value equal to the market price of our common stock on the date of grant, and generally vest in equal annual installments over periods up to four years from the date of grant. Certain PSUs may vest in their entirety at the end of three-year performance periods, if their performance conditions are met. We generally recognize expense for RSAs, PSAs and PSUs on a straight-line basis. Activity for stock-based awards in the year ended December 31, 2019 is summarized below:

	RSAs	PSAs	PSUs	Total Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2018	399,795	3,132	201,383	604,310	$71.50
Granted	243,353	—	146,425	389,778	136.23
Vested	(139,828)	(3,132)	(10,528)	(153,488)	73.98
Forfeited	(55,640)	—	(13,202)	(68,842)	90.45
Unvested balance as of December 31, 2019	447,680	—	324,078	771,758	$102.01

As of December 31, 2019, total unrecognized compensation expense related to unvested RSAs and PSUs was $49 million, which we expect to recognize over a remaining weighted-average period of 2.2 years, and 1.6 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 15.9% for non-executive employees as of December 31, 2019, based on actual forfeitures over the last 4 years.

Molina Healthcare, Inc. 2019 Form 10-K | 80

The total grant date fair value of awards granted and vested is presented in the following table:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Granted:
RSAs	$33	$28	$20
PSUs	20	16	16
Total granted	$53	$44	$36
Vested:
RSAs	$19	$15	$23
PSAs	—	3	15
PSUs	2	—	9
Total vested	$21	$18	$47

Stock Options. Stock option awards generally have an exercise price equal to the fair market value of our common stock on the date of grant, vest in equal annual installments over periods up to four years from the date of grant, and have a maximum term of ten years from the date of grant. Stock option activity for the year ended December 31, 2019 is summarized below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
			(In millions)	(Years)
Stock options outstanding as of December 31, 2018	405,000	$64.79
Granted	—	—
Exercised	—	—
Stock options outstanding as of December 31, 2019	405,000	64.79	$29	7.4
Stock options exercisable and expected to vest as of December 31, 2019	405,000	64.79	$29	7.4
Exercisable as of December 31, 2019	280,000	63.65	$20	7.3

The weighted-average grant date fair value per share of stock options awarded in 2017 was $41.43. We estimate the fair value of each stock option award on the grant date using the Black-Scholes option pricing model. To determine the fair value of the stock options awarded in 2017 we applied a risk-free interest rate of 2.3%, expected volatility of 38.4%, dividend yield of 0% and expected life of 8.4 years. No stock options were granted in 2019 and 2018.
As of December 31, 2019, total unrecognized compensation expense related to unvested stock options was $4 million, which we expect to recognize over a weighted-average period of 0.8 years. The total intrinsic value of options exercised during the year ended December 31, 2017 was $2 million. No stock options were exercised in 2019 and 2018. The following is a summary of information about stock options outstanding and exercisable at December 31, 2019:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Range of Exercise Prices
$33.02	30,000	3.2	$33.02	30,000	$33.02
$67.33	375,000	7.8	67.33	250,000	67.33
Total	405,000			280,000

Molina Healthcare, Inc. 2019 Form 10-K | 81

Employee Stock Purchase Plans (“ESPPs”)
In the second quarter of 2019, our stockholders approved the Molina Healthcare, Inc. 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which superseded the Molina Healthcare, Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”). A maximum of 3.0 million shares of our common stock may be issued under the 2019 ESPP, the terms of which are substantially similar to the 2011 ESPP. The 2019 ESPP will continue until the earliest of: termination of the 2019 ESPP by the board of directors (which may occur at any time); issuance of all of the shares reserved for issuance under the 2019 ESPP; or May 8, 2029.
Under our ESPPs, eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We estimate the fair value of the stock issued using the Black-Scholes option pricing model. For the years ended December 31, 2019, 2018, and 2017, the inputs to this model were as follows: risk-free interest rates of approximately 0.6% to 2.3%; expected volatilities ranging from approximately 31% to 45%, dividend yields of 0%, and an average expected life of 0.5 years. We issued approximately 142,000, 216,000 and 351,000 shares of our common stock under the ESPPs during the years ended December 31, 2019, 2018, and 2017, respectively.
In connection with our employee stock plans, approximately 242,000 shares and 365,000 shares of common stock were purchased or vested, net of shares used to settle employees’ income tax obligations, during the years ended December 31, 2019, and 2018, respectively.

15. Restructuring Costs
Restructuring costs are reported by the same name in the accompanying consolidated statements of operations.
IT Restructuring Plan
Management’s margin recovery plan identified and implemented various profit improvement initiatives. This included the plan to restructure our information technology department (the “IT Restructuring Plan”) in 2018, which is reported in the Other segment. In connection with this plan, in early 2019, we entered into services agreements with an outsourcing vendor who manages certain of our information technology services.
As of December 31, 2019, the IT Restructuring Plan was substantially complete. Under this plan, we incurred cumulative restructuring costs of $12 million, including $7 million of one-time termination benefits and $5 million of other restructuring costs (primarily consulting fees). The final amount of costs incurred is lower than the $20 million we originally estimated and reported in our Annual Report on Form 10-K for the year ended December 31, 2018. Because more of our IT employees transitioned to our outsourcing vendor than originally contemplated, such employees were no longer included in the IT Restructuring Plan, resulting in lower one-time termination costs.
As of December 31, 2018, $6 million was accrued under the IT Restructuring Plan, primarily for one-time termination benefits that require cash settlement. In the year ended December 31, 2019, we incurred $3 million of other restructuring costs, paid $5 million to settle one-time termination benefits, and paid $3 million to settle other restructuring costs. As of December 31, 2019, $1 million was accrued under the IT Restructuring Plan.
2017 Restructuring Plan
As of December 31, 2018, $18 million was accrued for the restructuring and profitability improvement plan approved by the board of directors in June 2017 (the “2017 Restructuring Plan”). In the year ended December 31, 2019, we incurred $3 million of restructuring costs for adjustments to previously recorded lease contract termination costs, and paid $9 million to settle one-time termination and lease contract termination costs. As of December 31, 2019, $12 million was accrued for lease contract termination costs under the 2017 Restructuring Plan. We expect to continue to settle these liabilities through 2025, unless the leases are terminated sooner.

16. Employee Benefit Plans
We sponsor defined contribution 401(k) plans that cover substantially all employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We generally match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plans amounted to $28 million, $36 million, and $43 million in the years ended December 31, 2019, 2018, and 2017, respectively.

Molina Healthcare, Inc. 2019 Form 10-K | 82

We also have a non-qualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 100% of their base salary and 100% of their bonus to provide tax-deferred growth. The funds deferred are invested in corporate-owned life insurance, under a rabbi trust.

17. Commitments and Contingencies
Regulatory Capital Requirements and Dividend Restrictions
Our health plans, which are operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. The National Association of Insurance Commissioners (“NAIC”), has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for health care coverage. The requirements take the form of risk-based capital (“RBC”) rules which may vary from state to state. All of the states in which our health plans operate, except California, Florida and New York, have adopted these rules. Such requirements, if adopted by California, Florida and New York, may increase the minimum capital required for those states. Regulators in some states may also enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation. As of December 31, 2019, our health plans had aggregate statutory capital and surplus of approximately $1,852 million compared with the required minimum aggregate statutory capital and surplus of approximately $1,110 million. All of our health plans were in compliance with the minimum capital requirements at December 31, 2019. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
Such statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries (after intercompany eliminations) which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,811 million at December 31, 2019, and $2,262 million at December 31, 2018. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company – Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $997 million and $170 million as of December 31, 2019 and 2018, respectively.
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
We are involved in legal actions in the ordinary course of business including, but not limited to, various employment claims, vendor disputes and provider claims. Some of these legal actions seek monetary damages, including claims for punitive damages, which may not be covered by insurance. We review legal matters and update our estimates of reasonably possible losses and related disclosures, as necessary. We have accrued liabilities for legal matters for which we deem the loss to be both probable and reasonably estimable. These liability estimates could change as a result of further developments of the matters. The outcome of legal actions is inherently uncertain. An adverse determination in one or more of these pending matters could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Professional Liability Insurance
We carry medical professional liability insurance for health care services rendered in the primary care institutions that we manage. In addition, we also carry errors and omissions insurance for all Molina entities.

18. Segments
We currently have two reportable segments: the Health Plans segment and the Other segment. Our reportable segments are consistent with how we currently manage the business and view the markets we serve. Our Other

Molina Healthcare, Inc. 2019 Form 10-K | 83

segment, which was insignificant to our consolidated results of operations in 2018 and 2019, includes the historical results of the MMIS and behavioral health subsidiaries we sold in late 2018, as well as certain corporate amounts not allocated to the Health Plans segment.
Margin is the appropriate earnings measure for our reportable segments, based on how our chief operating decision maker currently reviews results, assesses performance, and allocates resources.
The key metrics used to assess the performance of our Health Plans segment are premium revenue, medical margin and MCR. MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying margin, or the amount earned by the Health Plans segment after medical costs are deducted from premium revenue, is the most important measure of earnings reviewed by management. Margin for our Health Plans segment is referred to as “Medical Margin.”

	Health Plans	Other	Consolidated
	(In millions)
2019
Total revenue	$16,815	$14	16,829
Margin	2,303	—	2,303
Goodwill, and intangible assets, net	172	—	172
Total assets	5,265	1,522	6,787
2018
Total revenue	$18,471	$419	$18,890
Margin	2,475	43	2,518
Goodwill, and intangible assets, net	190	—	190
Total assets	6,165	989	7,154
2017
Total revenue	$19,352	$531	$19,883
Margin	1,781	29	1,810
Goodwill, and intangible assets, net	212	43	255
Total assets	6,347	2,124	8,471
The following table reconciles margin by segment to consolidated income (loss) before income tax expense (benefit):

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Margin:
Health Plans	$2,303	$2,475	$1,781
Other	—	43	29
Total margin	2,303	2,518	1,810
Add: other operating revenues (1)	621	871	508
Less: other operating expenses (2)	(1,880)	(2,243)	(2,873)
Less: loss on sales of subsidiaries, net of gain	—	(15)	—
Operating income (loss)	1,044	1,131	(555)
Less: other expenses, net	72	132	57
Income (loss) before income tax expense (benefit)	$972	$999	$(612)

______________________

(1)	Other operating revenues include premium tax revenue, health insurer fees reimbursed, investment income and other revenue.

(2)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, impairment losses, and restructuring costs.

Molina Healthcare, Inc. 2019 Form 10-K | 84

19. Quarterly Results of Operations (Unaudited)
The following table summarizes quarterly unaudited results of operations for the periods presented.

	For The Quarter Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	December 31, 2019
	(In millions, except per-share data)
Total revenue	$4,119	$4,193	$4,243	$4,274
Margin	581	583	561	578
Net income	198	196	175	168

Net income per share - Basic (1)	$3.19	$3.15	$2.81	$2.70
Net income per share - Diluted (1)	$2.99	$3.06	$2.75	$2.67

	For The Quarter Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	December 31, 2018
	(In millions, except per-share data)
Total revenue	$4,646	$4,883	$4,697	$4,664
Margin	615	673	566	664
Gain (loss) on sales of subsidiaries	—	—	37	(52)
Net income	107	202	197	201

Net income per share - Basic (1)	$1.79	$3.29	$3.22	$3.24
Net income per share - Diluted (1)	$1.64	$3.02	$2.90	$3.01
________________________

(1)
The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method and is based on the weighted-average common share equivalents outstanding during each quarter. Accordingly, the sum of the quarterly net income per share amounts may not agree to the total for the year.

Molina Healthcare, Inc. 2019 Form 10-K | 85

20. Condensed Financial Information of Registrant
The condensed balance sheets as of December 31, 2019 and 2018, and the related condensed statements of operations, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2019 for our parent company Molina Healthcare, Inc. (the “Registrant”), are presented below.
Condensed Balance Sheets

	December 31,
	2019	2018
	(In millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$836	$70
Investments	161	100
Receivables	2	2
Due from affiliates	49	90
Prepaid expenses and other current assets	46	47
Derivative asset	29	476
Total current assets	1,123	785
Property, equipment, and capitalized software, net	327	176
Goodwill and intangible assets, net	13	13
Investments in subsidiaries	2,225	2,768
Deferred income taxes	10	39
Advances to related parties and other assets	76	40
Total assets	$3,774	$3,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$4
Accounts payable and accrued liabilities	260	223
Current portion of long-term debt	18	241
Derivative liability	29	476
Total current liabilities	307	944
Long-term debt	1,237	1,020
Finance lease liabilities	231	197
Other long-term liabilities	39	13
Total liabilities	1,814	2,174
Stockholders’ equity:
Common stock, $0.001 par value; 150 million shares authorized; outstanding: 62 million shares at each of December 31, 2019, and December 31, 2018	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	175	643
Accumulated other comprehensive income (loss)	4	(8)
Retained earnings	1,781	1,012
Total stockholders’ equity	1,960	1,647
Total liabilities and stockholders’ equity	$3,774	$3,821

See accompanying notes.

Molina Healthcare, Inc. 2019 Form 10-K | 86

Condensed Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Revenue:
Administrative services fees	$1,038	$1,138	$1,317
Investment income and other revenue	18	17	16
Total revenue	1,056	1,155	1,333
Expenses:
General and administrative expenses	937	1,007	1,082
Depreciation and amortization	63	69	93
Other operating expenses	—	8	16
Restructuring costs	4	35	153
Impairment losses	—	—	39
Total operating expenses	1,004	1,119	1,383
Gain on sale of subsidiary	—	37	—
Operating income (loss)	52	73	(50)
Interest expense	87	114	117
Other (income) expense, net	(15)	17	(61)
Loss before income tax (benefit) expense and equity in net earnings (losses) of subsidiaries	(20)	(58)	(106)
Income tax expense (benefit)	9	(14)	8
Net loss before equity in net earnings (losses) of subsidiaries	(29)	(44)	(114)
Equity in net earnings (losses) of subsidiaries	766	751	(398)
Net income (loss)	$737	$707	$(512)

Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net income (loss)	$737	$707	$(512)
Other comprehensive income (loss):
Unrealized investment income (loss)	16	(3)	(5)
Less: effect of income taxes	4	(1)	(2)
Other comprehensive income (loss), net of tax	12	(2)	(3)
Comprehensive income (loss)	$749	$705	$(515)

See accompanying notes.

Molina Healthcare, Inc. 2019 Form 10-K | 87

Condensed Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Operating activities:
Net cash provided by operating activities	$64	$118	$166
Investing activities:
Capital contributions to subsidiaries	(43)	(145)	(370)
Dividends received from subsidiaries	1,373	298	286
Purchases of investments	(152)	(136)	(331)
Proceeds from sales and maturities of investments	93	388	156
Purchases of property, equipment and capitalized software	(56)	(22)	(67)
Net cash received from sale of subsidiaries	—	242	—
Change in amounts due to/from affiliates	38	6	(49)
Other, net	1	—	—
Net cash provided by (used in) investing activities	1,254	631	(375)
Financing activities:
Repayment of principal amount of convertible notes	(240)	(362)	—
Cash paid for partial settlement of conversion option	(578)	(623)	—
Cash received for partial settlement of call option	578	623	—
Cash paid for partial termination of warrants	(514)	(549)	—
Proceeds from borrowings under term loan facility	220	—	—
Common stock purchases	(47)	—	—
Repayment of credit facility	—	(300)	—
Proceeds from senior notes offerings, net of issuance costs	—	—	325
Proceeds from borrowings under credit facility	—	—	300
Other, net	29	19	11
Net cash (used in) provided by financing activities	(552)	(1,192)	636
Net (decrease) increase in cash and cash equivalents	766	(443)	427
Cash and cash equivalents at beginning of period	70	513	86
Cash and cash equivalents at end of period	$836	$70	$513

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
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to our subsidiaries pursuant to administrative services agreements that include, but are not limited to, information technology, product development and administration, underwriting, claims processing, customer service, certain care management services, human resources, marketing, purchasing, risk management, actuarial, underwriting, finance, accounting, legal and public

Molina Healthcare, Inc. 2019 Form 10-K | 88

relations. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2019, 2018, and 2017 for these services amounted to $1,038 million, $1,137 million, and $1,317 million, respectively, and are included in operating revenue.
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

Molina Healthcare, Inc. 2019 Form 10-K | 89

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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, at the reasonable assurance level. In addition, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (“GAAP”) for each of the periods presented herein.
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
Management concluded that we maintained effective internal control over financial reporting as of December 31, 2019, based on criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Ernst & Young, LLP, the independent registered public accounting firm who audited our Consolidated Financial Statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Molina Healthcare, Inc. 2019 Form 10-K | 90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Molina Healthcare, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 14, 2020, expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 14, 2020

Molina Healthcare, Inc. 2019 Form 10-K | 91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of incurred but not paid fee-for-service claims

Description of the Matter
As of December 31, 2019, the Company’s liability for fee-for-service claims incurred but not paid (“IBNP”) comprised $1,406 million of the $1,854 million of Medical Claims and Benefits Payable. As discussed in Note 10 to the consolidated financial statements, the Company’s IBNP liability is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns, and assumed health care cost trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is a significant uncertainty inherent in determining management’s best estimate of completion and trend factors, w

Molina Healthcare, Inc. 2019 Form 10-K | 92

hich are used to calculate actuarial estimates of incurred but not paid claims.
Auditing management’s best estimate of the IBNP liability was complex and required the involvement of our actuarial specialists due to the highly judgmental nature of completion and trend factor assumptions used in the valuation process. These assumptions have a significant effect on the valuation of the IBNP liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the process for estimating the IBNP liability. This included testing management review controls over completion and trend factor assumptions, and management’s review and approval of actuarial methods used to calculate IBNP liability, including the data inputs and outputs of those models.

To test IBNP liability, our audit procedures included, among others, testing the completeness and accuracy of data used in the calculation by testing reconciliations of underlying claims and membership data recorded in source systems to the actuarial reserving calculations, and comparing a sample of claims to source documentation. With the assistance of EY actuarial specialists, we evaluated the Company’s selection and weighting of actuarial methods by comparing the weightings used in the current estimate to those used in prior periods and those used in the industry for the specific types of insurance. To evaluate significant assumptions used by management in the actuarial methods, we compared assumptions to current and historical claims trends, to those used historically and to current industry benchmarks. We also compared management’s recorded IBNP liability to a range of reasonable IBNP estimates calculated independently by our EY actuarial specialists. Additionally, we performed a review of the prior period estimates using subsequent claims development, and we reviewed and evaluated management’s disclosures surrounding fee-for-service claims IBNP.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2000.
Los Angeles, California
February 14, 2020

Molina Healthcare, Inc. 2019 Form 10-K | 93

OTHER INFORMATION
None.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference. This information is included in the following sections of the Proxy Statement:

•	PROPOSAL 1 - Election of Directors

•	Information About Director Nominees

•	Information About Directors Continuing in Office

•	Additional Information About Directors

•	Corporate Governance and Board of Directors Matters

•	Information About the Executive Officers of the Company

•	Section 16(a) Beneficial Ownership Reporting Compliance
Information relating to our Code of Business Conduct and Ethics and compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference. To the extent permissible under NYSE rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Investor Information—Corporate Governance” at molinahealthcare.com.
EXECUTIVE COMPENSATION
Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders in the section entitled “Executive Compensation,” and is incorporated herein by reference.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders in the sections entitled “Related Party Transactions,” and “Corporate Governance and Board of Directors Matters—Director Independence,” and is incorporated herein by reference.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders in the section entitled “Fees Paid to Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Molina Healthcare, Inc. 2019 Form 10-K | 94

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1)	The consolidated financial statements are included in this report in the section entitled “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules:
Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore have been omitted.
EXHIBITS
Reference is made to the accompanying “Index to Exhibits.”

Molina Healthcare, Inc. 2019 Form 10-K | 95

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2020.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Zubretsky
Joseph M. Zubretsky
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 14, 2020.

Signature	Title

/s/ Joseph M. Zubretsky	Chief Executive Officer, President and Director
Joseph M. Zubretsky	(Principal Executive Officer)

/s/ Thomas L. Tran	Chief Financial Officer and Treasurer
Thomas L. Tran	(Principal Financial Officer)

/s/ Maurice S. Hebert	Chief Accounting Officer
Maurice S. Hebert	(Principal Accounting Officer)

/s/ Garrey E. Carruthers	Director
Garrey E. Carruthers, Ph.D.

/s/ Daniel Cooperman	Director
Daniel Cooperman

/s/ Barbara L. Brasier	Director
Barbara L. Brasier

/s/ Steven J. Orlando	Director
Steven J. Orlando

/s/ Ronna E. Romney	Director
Ronna E. Romney

/s/ Richard M. Schapiro	Director
Richard M. Schapiro

/s/ Dale B. Wolf	Chairman of the Board
Dale B. Wolf

/s/ Richard C. Zoretic	Director
Richard C. Zoretic

Molina Healthcare, Inc. 2019 Form 10-K | 96

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

Number	Description	Method of Filing
2.1	Purchase and Sale Agreement, dated as of June 26, 2018, by and between Molina Healthcare, Inc. and DXC Technology Company**	Filed as Exhibit 2.1 to registrant’s Form 8-K filed June 27, 2018
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002
3.2	Certificate of Amendment to Certificate of Incorporation	Filed as Appendix A to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2013
3.3	Certificate of Amendment to Certificate of Incorporation	Filed as Appendix A to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2019
3.4	Sixth Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.3 to registrant’s Form 10-K filed February 19, 2019
4.1	Indenture dated November 10, 2015, by and among Molina Healthcare, Inc., the guarantor parties thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015
4.2	Form of 5.375% Senior Notes due 2022	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015
4.3	Form of Guarantee pursuant to Indenture, dated as of November 10, 2015, by and among Molina Healthcare, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015
4.4	First Supplemental Indenture, dated as of February 16, 2016, by and among Molina Healthcare, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed February 18, 2016
4.5	Indenture, dated June 6, 2017, by and among Molina Healthcare, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 1.1 to registrant’s Form 8-K filed June 6, 2017
4.6	Form of 4.875% Senior Notes (included in Exhibit 4.1 to registrant’s Form 8-K filed June 6, 2017).	Filed as Exhibit 1.1 to registrant’s Form 8-K filed June 6, 2017
4.7	Form of Guarantees (included in Exhibit 4.1 to registrant’s Form 8-K filed June 6, 2017)	Filed as Exhibit 1.1 to registrant’s Form 8-K filed June 6, 2017
10.1	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant’s Form 8-K filed February 15, 2013
10.2	Base Warrants Confirmation, dated as of February 11, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant’s Form 8-K filed February 15, 2013
10.3	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.7 to registrant’s Form 8-K filed February 15, 2013
10.4	Additional Base Warrants Confirmation, dated as of February 13, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.8 to registrant’s Form 8-K filed February 15, 2013

Molina Healthcare, Inc. 2019 Form 10-K | 97

Number	Description	Method of Filing
10.5	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed May 3, 2013
10.6	Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed May 3, 2013
10.7	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and JPMorgan Chase Bank, National Association, London Branch	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed May 3, 2013
10.8	Additional Amended and Restated Base Warrants Confirmation, dated as of April 22, 2013, between Molina Healthcare, Inc. and Bank of America, N.A.	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed May 3, 2013
10.9
Sixth Amendment to Credit Agreement, dated as of January 31, 2019, by and among Molina Healthcare, Inc., the Guarantors party thereto, the Lenders party thereto and SunTrust Bank, in its capacity as Administrative Agent, including the amended and restated Credit Agreement attached as Exhibit A thereto, the amended and restated Schedule I to the Credit Agreement attached as Exhibit B thereto and the amended and restated Exhibit 2.5 to the Credit Agreement attached as Exhibit C thereto
Filed as Exhibit 10.1 to registrant’s Form 8-K filed January 31, 2019
*10.10	Molina Healthcare, Inc. 2011 Employee Stock Purchase Plan	Filed as Exhibit 10.6 to registrant’s Form 10-K filed February 26, 2015
*10.11	Molina Healthcare, Inc. 2011 Equity Incentive Plan	Filed as Exhibit 10.8 to registrant’s Form 10-K filed February 26, 2014
*10.12	2011 Equity Incentive Plan - Form of Stock Option Agreement (Director)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed May 4, 2017
*10.13	2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Employee)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed May 4, 2017
*10.14	2011 Equity Incentive Plan - Form of Performance Unit Award Agreement 1 (Executive Officer)	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed May 4, 2017
*10.15	2011 Equity Incentive Plan - Form of Performance Unit Award Agreement 2 (Executive Officer)	Filed as Exhibit 10.5 to registrant’s Form 10-Q filed May 4, 2017
*10.16	2019 Employee Stock Purchase Plan	Filed as Appendix B to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2019
*10.17	Molina Healthcare, Inc. 2019 Equity Incentive Plan	Filed as Appendix B to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2019
*10.18	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed July 31, 2019
*10.19	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed July 31, 2019
*10.20	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed July 31, 2019
*10.21	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed July 31, 2019
*10.22	Molina Healthcare, Inc. Amended and Restated Change in Control Severance Plan	Filed as Exhibit 10.1 to registrant’s Form 10-K filed February 19, 2019
*10.23	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007
*10.24	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2018)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed August 1, 2018
*10.25	Amendment No. One to the Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2018)	Filed herewith
*10.26	Employment Agreement with Jeff Barlow dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013
*10.27	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013

Molina Healthcare, Inc. 2019 Form 10-K | 98

Number	Description	Method of Filing
*10.28	Employment Agreement, dated October 9, 2017, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed October 10, 2017
*10.29	Offer Letter, dated May 4, 2018, by and between Molina Healthcare, Inc. and Thomas L. Tran	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 24, 2018
+10.30	Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.36 to registrant’s Form 10-K filed February 19, 2019
10.31	First Amendment, dated August 1, 2019, to the Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 30, 2019
21.1	List of subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Taxonomy Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
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

Molina Healthcare, Inc. 2019 Form 10-K | 99