Form 10-Q
period 2020-03-31
MOLINA HEALTHCARE, INC.
filed 2020-05-01
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 24, 2020, was approximately 59,200,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2020	2019
	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$4,304	$3,952
Premium tax revenue	150	138
Health insurer fees reimbursed	66	—
Investment income and other revenue	29	29
Total revenue	4,549	4,119
Operating expenses:
Medical care costs	3,716	3,371
General and administrative expenses	317	302
Premium tax expenses	150	138
Health insurer fees	68	—
Depreciation and amortization	20	25
Other	4	3
Total operating expenses	4,275	3,839
Operating income	274	280
Other expenses, net:
Interest expense	21	23
Other income, net	—	(3)
Total other expenses, net	21	20
Income before income tax expense	253	260
Income tax expense	75	62
Net income	$178	$198

Net income per share - Basic	$2.95	$3.19
Net income per share - Diluted	$2.92	$2.99
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
	(In millions) (Unaudited)
Net income	$178	$198
Other comprehensive (loss) income:
Unrealized investment (loss) income	(25)	7
Less: effect of income taxes	(6)	2
Other comprehensive (loss) income, net of tax	(19)	5
Comprehensive income	$159	$203
See accompanying notes.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,365	$2,452
Investments	2,010	1,946
Receivables	1,603	1,406
Prepaid expenses and other current assets	346	163
Total current assets	6,324	5,967
Property, equipment, and capitalized software, net	385	385
Goodwill and intangible assets, net	168	172
Restricted investments	82	79
Deferred income taxes	71	79
Other assets	99	105
Total assets	$7,129	$6,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,981	$1,854
Amounts due government agencies	777	664
Accounts payable, accrued liabilities and other	743	484
Deferred revenue	43	249
Current portion of long-term debt	26	18
Total current liabilities	3,570	3,269
Long-term debt	1,596	1,237
Finance lease liabilities	229	231
Other long-term liabilities	87	90
Total liabilities	5,482	4,827
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 59 million shares at March 31, 2020, and 62 million shares at December 31, 2019	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	140	175
Accumulated other comprehensive (loss) income	(15)	4
Retained earnings	1,522	1,781
Total stockholders’ equity	1,647	1,960
Total liabilities and stockholders’ equity	$7,129	$6,787
See accompanying notes.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
	(Unaudited)
Balance at December 31, 2019	62	$—	$175	$4	$1,781	$1,960
Net income	—	—	—	—	178	178
Common stock purchases	(3)	—	(9)	—	(437)	(446)
Termination of warrants	—	—	(30)	—	—	(30)
Other comprehensive loss, net	—	—	—	(19)	—	(19)
Share-based compensation	—	—	4	—	—	4
Balance at March 31, 2020	59	$—	$140	$(15)	$1,522	$1,647

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
	(Unaudited)
Balance at December 31, 2018	62	$—	$643	$(8)	$1,012	$1,647
Net income	—	—	—	—	198	198
Adoption of new accounting standard	—	—	—	—	85	85
Partial termination of warrants	—	—	(103)	—	—	(103)
Other comprehensive income, net	—	—	—	5	—	5
Share-based compensation	1	—	3	—	—	3
Balance at March 31, 2019	63	$—	$543	$(3)	$1,295	$1,835
See accompanying notes.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(In millions) (Unaudited)
Operating activities:
Net income	$178	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20	25
Deferred income taxes	14	15
Share-based compensation	12	9
Gain on debt repayment	—	(3)
Other, net	(3)	6
Changes in operating assets and liabilities:
Receivables	(197)	(29)
Prepaid expenses and other current assets	(229)	20
Medical claims and benefits payable	127	34
Amounts due government agencies	113	(35)
Accounts payable, accrued liabilities and other	247	(30)
Deferred revenue	(206)	(4)
Income taxes	60	43
Net cash provided by operating activities	136	249
Investing activities:
Purchases of investments	(578)	(185)
Proceeds from sales and maturities of investments	493	366
Purchases of property, equipment and capitalized software	(21)	(6)
Other, net	3	(4)
Net cash (used in) provided by investing activities	(103)	171
Financing activities:
Common stock purchases	(453)	—
Proceeds from borrowings under term loan facility	380	100
Cash paid for partial termination of warrants	(30)	(103)
Cash paid for partial settlement of conversion option	(27)	(115)
Cash received for partial settlement of call option	27	115
Repayment of principal amount of convertible senior notes	(12)	(46)
Other, net	(3)	1
Net cash used in financing activities	(118)	(48)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(85)	372
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	2,508	2,926
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$2,423	$3,298

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 6

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three Months Ended March 31,
	2020	2019
	(In millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(7)	$(7)

Details of change in fair value of derivatives, net:
(Loss) gain on call option	$(2)	$155
Gain (loss) on conversion option	2	(155)
Change in fair value of derivatives, net	$—	$—
See accompanying notes.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020

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
The Health Plans segment consists of health plans operating in 14 states and the Commonwealth of Puerto Rico. As of March 31, 2020, these health plans served approximately 3.4 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals including Marketplace members, most of whom receive government subsidies for premiums. The health plans are generally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (“HMO”).
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
Recent Developments – Health Plans Segment
Refer to Note 11, “Subsequent Events,” for the description of a recent acquisition transaction.
Puerto Rico. We have decided to sell our Puerto Rico Medicaid business. In doing so, we will work closely with the regulatory authorities and the provider community, to ensure that our members in Puerto Rico are cared for and have reliable continuity of care.
Texas. On March 25, 2020, the Texas Health and Human Services Commission (“HHSC”) notified our Texas health plan that HHSC has canceled all contracts associated with their ABD program (known in Texas as “STAR+PLUS”) re-procurement awards announced in October 2019, and canceled the solicitation associated with their TANF and CHIP programs (known in Texas as “STAR/CHIP”) re-procurement. HHSC further indicated that it is currently deliberating next steps with respect to both re-procurements. Previously, in October 2019, the HHSC had awarded contracts to our Texas health plan for the STAR+PLUS program in two service areas, consisting of one legacy service area and one new service area. This would have been a reduction from our current footprint of six service areas. Also, in 2019, our Texas health plan submitted an RFP response for STAR/CHIP.
Illinois. In March 2020, we terminated our agreement to acquire all of the capital stock of NextLevel Health Partners, Inc. due to the seller’s stated unwillingness to close pursuant to the terms of the acquisition agreement.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results for the entire year ending December 31, 2020.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2019. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in our December 31, 2019, audited consolidated financial statements have been omitted.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 8

These unaudited consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2019.
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

	March 31,
	2020	2019
	(In millions)
Cash and cash equivalents	$2,365	$3,224
Restricted cash and cash equivalents	58	74
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$2,423	$3,298

Investments
Our investments are principally held in debt securities, which are grouped into two separate categories for accounting and reporting purposes: available-for-sale securities, and held-to-maturity securities. Available-for-sale (“AFS”) securities are recorded at fair value and unrealized gains and losses, if any, are recorded in stockholders’ equity as other comprehensive income (loss), net of applicable income taxes. Held-to-maturity (“HTM”) securities are recorded at amortized cost, which approximates fair value, and unrealized holding gains or losses are not generally recognized. Realized gains and losses, and unrealized losses arising from credit-related factors with respect to AFS and HTM securities are included in the determination of net income. The cost of securities sold is determined using the specific-identification method.
Our investment policy requires that all our investments have final maturities of less than 10 years, or less than 10 years average life for structured securities. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. Declines in interest rates over time will reduce our investment income.
In general, our AFS securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. We monitor our investments for credit-related impairment. For comprehensive discussions of the fair value and classification of our investments, see Note 4, “Fair Value Measurements,” and Note 5, “Investments.”

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 9

Accrued interest receivable relating to our AFS and HTM securities is presented within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets, and amounted to $11 million and $12 million at March 31, 2020, and December 31, 2019, respectively. We do not measure an allowance for credit losses on accrued interest receivable. Instead, we write off accrued interest receivable that has not been collected within 90 days of the interest payment due date. We recognize such write offs as a reversal of interest income. No accrued interest was written off during the three months ended March 31, 2020.
Premium Revenue Recognition and Premiums Receivable
Premium revenue is generated from our Health Plans segment contracts related to our Medicaid, Medicare and Marketplace programs. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premiums revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. The state Medicaid programs and the federal Medicare program periodically adjust premiums. Additionally, many of our contracts contain provisions that may adjust or limit revenue or profit, as described below. Consequently, we recognize premium revenue as it is earned under such provisions.
Contractual Provisions That May Adjust or Limit Revenue or Profit
Medicaid Program
Medical Cost Floors (Minimums), and Medical Cost Corridors. A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. In the aggregate, we recorded liabilities under the terms of such contract provisions of $74 million at each of March 31, 2020, and December 31, 2019, respectively. Approximately $69 million of the liabilities accrued at each of March 31, 2020, and December 31, 2019, respectively, relate to our participation in Medicaid Expansion programs.
In certain circumstances, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Receivables relating to such provisions were insignificant at March 31, 2020, and December 31, 2019.
Profit Sharing and Profit Ceiling. Our contracts with certain states contain profit-sharing or profit ceiling provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. Liabilities for profits in excess of the amount we are allowed to retain under these provisions were insignificant at March 31, 2020, and December 31, 2019.
Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we must adjust our premium revenue in the period in which we learn of the adjustment, based on our best estimate of the ultimate premium we expect to realize for the period being adjusted.
Medicare Program
Risk Adjusted Premiums. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and Centers for Medicare and Medicaid Services (“CMS”) practices. Consolidated balance sheet amounts related to anticipated Medicare risk adjusted premiums and Medicare Part D settlements were insignificant at March 31, 2020, and December 31, 2019.
Minimum MLR. The Affordable Care Act (“ACA”) has established a minimum annual medical loss ratio (“Minimum MLR”) of 85% for Medicare. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. The amounts payable for the Medicare Minimum MLR were insignificant at March 31, 2020, and December 31, 2019.
Marketplace Program
Refer to Note 11, “Subsequent Events,” for the description of a recent United States Supreme Court decision regarding Marketplace risk corridors.
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 10

(risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of March 31, 2020, Marketplace risk adjustment payables amounted to $456 million and related receivables amounted to $76 million, for a net payable of $380 million, of which $80 million relates to 2020 and $300 million relates primarily to 2019. As of December 31, 2019, Marketplace risk adjustment payables amounted to $368 million and related receivables amounted to $63 million, for a net payable of $305 million, which relates primarily to 2019 and prior periods.
Minimum MLR. The ACA has established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. Aggregate balance sheet amounts related to the Minimum MLR were insignificant at March 31, 2020, and December 31, 2019.
A summary of the categories of amounts due government agencies is as follows:

	March 31, 2020	December 31, 2019
	(In millions)
Medicaid program:
Medical cost floors and corridors	$74	$74
Other amounts due to states	76	84
Marketplace program:
Risk adjustment	456	368
Other	171	138
Total amounts due government agencies	$777	$664

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

	Three Months Ended March 31,
	2020	2019
	(In millions)
Maximum available quality incentive premium - current period	$61	$45

Quality incentive premium revenue recognized in current period:
Earned current period	$44	$26
Earned prior periods	12	20
Total	$56	46

Quality incentive premium revenue recognized as a percentage of total premium revenue	1.3%	1.2%

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 11

Receivables
Receivables consist primarily of amounts due from government agencies, which may be subject to potential retroactive adjustments. Because substantially all our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant.

	March 31, 2020	December 31, 2019
	(In millions)
Government receivables	$1,167	$1,056
Pharmacy rebate receivables	160	150
Health insurer fee reimbursement receivables	71	5
Other	205	195
Total	$1,603	$1,406

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
Health Insurer Fee
Under the Affordable Care Act, the federal government imposes an annual fee, or excise tax, on health insurers for each calendar year (the “HIF”). Public Law No. 115-120 provided for a HIF moratorium in 2019; therefore, there was no HIF incurred or reimbursed in that year. The HIF is reinstated in 2020, but the Further Consolidated Appropriations Act, 2020, repealed the HIF effective for years after 2020. The HIF is allocated to health insurers based on each health insurer's share of net premiums for all U.S. health insurers in the year preceding the assessment. Our estimated HIF liability for 2020 is $271 million, and was accrued as of January 1, 2020, with a corresponding deferred expense asset that will be amortized to expense through December 31, 2020, on a straight-line basis. The HIF is not deductible for income tax purposes, and is payable by September 30, 2020. Due to the reinstatement of the HIF in 2020, our effective tax rate is higher in 2020 compared with 2019.
Within our Medicaid program, we must secure additional reimbursement from our state partners for this added cost. We have obtained a contractual commitments or are receiving payments from all states in which we operate Medicaid programs to reimburse us for the HIF, and such HIF revenue is being recognized ratably throughout the year.
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which generally differs from the U.S. federal statutory rate primarily because of foreign and state taxes, nondeductible expenses such as the HIF, certain compensation, and other general and administrative expenses.
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
Recent Accounting Pronouncements Adopted
Credit Losses. In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently modified by several ASUs issued in 2018 and 2019. We adopted Topic 326 effective January 1, 2020,

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 12

using the modified retrospective approach. Under this method we recognized the cumulative effect of adopting the standard as an adjustment to the opening balance of retained earnings on January 1, 2020, which was immaterial.
Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by a change in the reference rate from LIBOR or another reference rate expected to be discontinued, if certain conditions are met. ASU 2020-04 is effective immediately and expires after December 31, 2022. We are evaluating the effect of reference rate reform and this guidance on our contracts and other transactions.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income per Share
The following table sets forth the calculation of net income per share:

	Three Months Ended March 31,
	2020	2019
	(In millions, except net income per share)
Numerator:
Net income	$178	$198
Denominator:
Shares outstanding at the beginning of the period	61.9	62.1
Weighted-average number of shares issued:
Stock purchases	(1.7)	—
Stock-based compensation	—	—
Denominator for basic net income per share	60.2	62.1
Effect of dilutive securities: (1)
Warrants	0.1	3.5
Stock-based compensation	0.7	0.6
Denominator for diluted net income per share	61.0	66.2

Net income per share - Basic (2)	$2.95	$3.19
Net income per share - Diluted (2)	$2.92	$2.99
______________________________

(1)
The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Approximately 0.1 million anti-dilutive shares were not included in the computation of diluted net income per share for the three months ended March 31, 2019. All warrants outstanding as of December 31, 2019, were settled in the first quarter of 2020. For more information refer to Note 8, “Stockholders' Equity.”

(2)	Source data for calculations in thousands.
4. Fair Value Measurements
We consider the carrying amounts of current assets and current liabilities (not including the current portion of long-term debt) to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions that we use to a) estimate the fair value; and b) determine the

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 13

classification according to the fair value hierarchy for each financial instrument, refer to our 2019 Annual Report on Form 10-K, Note 4, “Fair Value Measurements.”
Our financial instruments measured at fair value on a recurring basis at March 31, 2020, were as follows:

	Total	Observable Inputs (Level 1)	Directly or Indirectly Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,260	$—	$1,260	$—
Mortgage-backed securities	451	—	451	—
Asset-backed securities	143	—	143	—
Municipal securities	138	—	138	—
Certificates of deposit	7	—	7	—
Government-sponsored enterprise securities (“GSEs”)	6	—	6	—
U.S. Treasury notes	5	—	5	—
Total assets	$2,010	$—	$2,010	$—
Our financial instruments measured at fair value on a recurring basis at December 31, 2019, were as follows:

	Total	Observable Inputs (Level 1)	Directly or Indirectly Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In millions)
Corporate debt securities	$1,178	$—	$1,178	$—
Mortgage-backed securities	420	—	420	—
Asset-backed securities	127	—	127	—
Municipal securities	78	—	78	—
Certificates of deposit	1	—	1	—
GSEs	49	—	49	—
U.S. Treasury notes	86	—	86	—
Foreign securities	7	—	7	—
Subtotal	1,946	—	1,946	—
Call option derivative asset	29	—	—	29
Total assets	$1,975	$—	$1,946	$29

Conversion option derivative liability	$29	$—	$—	$29
Total liabilities	$29	$—	$—	$29

The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the three months ended March 31, 2020.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 14

Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments in the accompanying consolidated balance sheets:

	Balance Sheet Location	March 31, 2020	December 31, 2019
		(In millions)
Derivative asset:
Call option	Current assets: Prepaid expenses and other current assets	$—	$29
Derivative liability:
Conversion option	Current liabilities: Accounts payable, accrued liabilities and other	$—	$29

For additional description of our derivative financial instruments, see Note 11, “Debt,” and Note 12, “Derivatives,” in our 2019 Annual Report on Form 10-K. Our derivative financial instruments did not qualify for hedge treatment; therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of income, and reported in “Other income, net.” Gains and losses for our derivative financial instruments are presented individually in the accompanying consolidated statements of cash flows, “Supplemental cash flow information.”
In the first quarter of 2020, we received $27 million for the settlement of the call option derivative asset, and we paid $39 million to settle the outstanding $12 million principal amount of the 1.125% Convertible Notes, and settle the related conversion option. For more information, refer to Notes 7, “Debt,” and 8, “Stockholders' Equity.”
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets. The carrying amount and estimated fair value of the Term Loan Facility is classified as a Level 3 financial instrument, because certain inputs used to determine its fair value are not observable. As of March 31, 2020, the carrying amount of the Term Loan Facility approximated fair value because its interest rate is a variable rate that approximates rates currently available to us.

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
5.375% Notes	$696	$701	$696	$745
4.875% Notes	326	310	327	340
Term Loan Facility	600	600	220	220
1.125% Convertible Notes (1)	—	—	12	42
Totals	$1,622	$1,611	$1,255	$1,347

______________________

(1)	For more information on debt repayments, refer to Note 7, “Debt.”

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 15

5. Investments
Available-for-Sale Investments
We consider all our investments classified as current assets to be available-for-sale. The following tables summarize our investments as of the dates indicated:

	March 31, 2020
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,277	$4	$21	$1,260
Mortgage-backed securities	453	6	8	451
Asset-backed securities	144	—	1	143
Municipal securities	138	—	—	138
Certificates of deposit	7	—	—	7
GSEs	6	—	—	6
U.S. Treasury notes	5	—	—	5
Totals	$2,030	$10	$30	$2,010

	December 31, 2019
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
	(In millions)
Corporate debt securities	$1,174	$5	$1	$1,178
Mortgage-backed securities	420	1	1	420
Asset-backed securities	126	1	—	127
Municipal securities	78	—	—	78
Certificates of deposit	1	—	—	1
GSEs	49	—	—	49
U.S. Treasury notes	86	—	—	86
Foreign securities	7	—	—	7
Totals	$1,941	$7	$2	$1,946

The contractual maturities of our available-for-sale investments as of March 31, 2020 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$375	$375
Due after one year through five years	1,032	1,017
Due after five years through ten years	183	181
Due after ten years	440	437
Totals	$2,030	$2,010

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains amounted to $5 million in the three months ended March 31, 2020. Gross realized investment losses were insignificant in the three months ended March 31, 2020. Gross realized investment gains and losses were insignificant in the three months ended March 31, 2019.
We have determined that unrealized losses at March 31, 2020, and December 31, 2019, have primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we have determined that an allowance for credit losses is not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 16

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of March 31, 2020:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$805	$21	627	$—	$—	—
Mortgage-backed securities	211	8	128	—	—	—
Asset-backed securities	90	1	70	—	—	—
Totals	$1,106	$30	825	$—	$—	—
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2019:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$222	$1	167	$—	$—	—
Mortgage-backed securities	143	1	72	—	—	—
Totals	$365	$2	239	$—	$—	—

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
We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $82 million at March 31, 2020, of which $79 million will mature in one year or less, and $3 million will mature in after one through five years.

6. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated.

	March 31, 2020	December 31, 2019
	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$1,444	$1,406
Pharmacy payable	150	126
Capitation payable	62	55
Other	325	267
	$1,981	$1,854

“Other” medical claims and benefits payable includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $116 million and $132 million as of March 31, 2020, and December 31, 2019, respectively.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 17

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

	Three Months Ended March 31,
	2020	2019
	(In millions)
Medical claims and benefits payable, beginning balance	$1,854	$1,961
Components of medical care costs related to:
Current period	3,817	3,560
Prior periods	(101)	(189)
Total medical care costs	3,716	3,371
Change in non-risk and other provider payables	(10)	171
Payments for medical care costs related to:
Current period	2,274	2,197
Prior periods	1,305	1,311
Total paid	3,579	3,508
Medical claims and benefits payable, ending balance	$1,981	$1,995

Our estimates of medical claims and benefits payable recorded at December 31, 2019, and 2018 developed favorably by approximately $101 million and $189 million as of March 31, 2020, and 2019, respectively.
The favorable prior year development recognized in the three months ended March 31, 2020, was primarily due to lower than expected utilization of medical services by our Medicaid members, and improved operating performance. Consequently, the ultimate costs recognized in 2020, as claims payments were processed, were lower than our original estimates in 2019.

7. Debt
All our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets:

	March 31, 2020	December 31, 2019
	(In millions)
Current portion of long-term debt:
Term Loan Facility	$26	$6
1.125% Convertible Notes, net of unamortized discount	—	12
Total	$26	$18
Non-current portion of long-term debt:
5.375% Notes due 2022	$700	$700
4.875% Notes due 2025	330	330
Term Loan Facility	574	214
Debt issuance costs	(8)	(7)
Total	$1,596	$1,237

Credit Agreement
We are party to a Credit Agreement, which provides for an unsecured delayed draw term loan facility (the “Term Loan Facility”), and an unsecured revolving credit facility (the “Credit Facility”), both described in further detail below. Borrowings under the Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case the applicable margin. In addition to interest payable on the principal amount of

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 18

indebtedness outstanding from time to time under the Credit Agreement, we are required to pay a quarterly commitment fee.
The Credit Agreement contains customary non-financial and financial covenants. As of March 31, 2020, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
Term Loan Facility. In March 2020, we drew down the Term Loan Facility’s remaining available capacity of $380 million, for an outstanding balance of $600 million as of March 31, 2020. The Term Loan Facility amortizes in quarterly installments, commencing on September 30, 2020, equal to the principal amount of the Term Loan Facility outstanding multiplied by rates ranging from 1.25% to 2.50% (depending on the applicable fiscal quarter) for each fiscal quarter. Because each advance under the Term Loan Facility results in a permanent reduction to its borrowing capacity, no further advances are available. Any remaining outstanding balance under the Term Loan Facility will be due and payable on its January 31, 2024 expiration date.
Credit Facility. Our Credit Facility provides for borrowings up to $500 million, and expires on January 31, 2022; therefore, any amounts outstanding will be due and payable on that date. As of March 31, 2020, no amounts were outstanding under the Credit Facility, and outstanding letters of credit amounting to $1 million reduced our borrowing capacity under the Credit Facility to $499 million.
5.375% Notes due 2022
We had $700 million aggregate principal amount of senior notes (the “5.375% Notes”) outstanding as of March 31, 2020, which are due November 15, 2022, unless earlier redeemed. Interest, at a rate of 5.375% per annum, is payable semiannually in arrears on May 15 and November 15. The 5.375% Notes contain customary non-financial covenants and change in control provisions.
4.875% Notes due 2025
We had $330 million aggregate principal amount of senior notes (the “4.875% Notes”) outstanding as of March 31, 2020, which are due June 15, 2025, unless earlier redeemed. Interest, at a rate of 4.875% per annum, is payable semiannually in arrears on June 15 and December 15. The 4.875% Notes contain customary non-financial covenants and change of control provisions.
1.125% Cash Convertible Senior Notes due 2020
For a description of the 1.125% cash convertible senior notes due January 15, 2020 (the “1.125% Convertible Notes”), see Note 11, “Debt,” in our 2019 Annual Report on Form 10-K. In January 2020, we paid $39 million to settle the outstanding $12 million principal amount of the 1.125% Convertible Notes, and settle the related conversion option.
Cross-Default Provisions
The indentures governing the 4.875% Notes and the 5.375% Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.

8. Stockholders' Equity
Stock Purchase Program
In early December 2019, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program was funded by existing cash on hand and was completed in March 2020.
Under this program, pursuant to Rule 10b5-1 trading plans, we purchased approximately 3.4 million shares of our common stock for $446 million in the first quarter of 2020 (average cost of $132.45 per share). In the first quarter of 2020, we also paid $7 million to settle shares purchased in late December 2019.
1.125% Warrants
For a description of the 1.125% Warrants, refer to our 2019 Annual Report on Form 10-K, Note 12, “Derivatives,” and Note 14, “Stockholders’ Equity.” Approximately 310,000 of the 1.125% Warrants were outstanding at December 31, 2019. In the first quarter of 2020, we entered into privately negotiated termination agreements under which we paid $30 million to the Counterparties for the termination of the remaining 1.125% Warrants outstanding, which resulted in a reduction of additional paid-in-capital for the same amount.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 19

Share-Based Compensation
In connection with our employee stock plans, approximately 98,000 shares of common stock vested or were purchased, net of shares used to settle employees’ income tax obligations, during the three months ended March 31, 2020.
Share-based compensation is recorded to “General and administrative expenses” in the accompanying consolidated statements of income. Total share-based compensation expense amounted to $12 million and $9 million, respectively, in the three months ended March 31, 2020 and 2019.
As of March 31, 2020, there was $89 million of total unrecognized compensation expense related to unvested restricted stock awards (“RSAs”), and performance stock units (“PSUs”), which we expect to recognize over remaining weighted-average periods of 2.9 years and 1.9 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 10.7% for non-executive employees as of March 31, 2020.
As of March 31, 2020, there was also $3 million of total unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 0.5 years. No stock options were granted or exercised in the three months ended March 31, 2020.
Activity for RSAs and PSUs is summarized below:

	RSAs	PSUs	Total	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2019	447,680	324,078	771,758	$102.01
Granted	294,319	160,929	455,248	122.20
Vested	(151,110)	(7,368)	(158,478)	92.92
Forfeited	(12,202)	(22,826)	(35,028)	101.60
Unvested balance, March 31, 2020	578,687	454,813	1,033,500	$112.31
The aggregate fair values of RSAs and PSUs granted and vested are presented in the following table:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Granted:
RSAs	$36	$30
PSUs	19	18
Total granted	$55	$48
Vested:
RSAs	$19	$16
PSUs	1	2
Total vested	$20	$18

9. Segments
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

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 20

The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended March 31,
	2020	2019
	(In millions)
Total revenue:
Health Plans	$4,545	$4,117
Other	4	2
Consolidated	$4,549	$4,119

The following table reconciles margin to consolidated income before income taxes:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Margin:
Health Plans	$588	$581
Add: other operating revenues (1)	245	167
Less: other operating expenses (2)	(559)	(468)
Operating income	274	280
Other expenses, net	21	20
Income before income tax expense	$253	$260
______________________

(1)	Other operating revenues include premium tax revenue, health insurer fees reimbursed, and investment income and other revenue.

(2)	Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, and other costs.
10. Commitments and Contingencies
COVID-19 Pandemic
On March 11, 2020, the World Health Organization officially declared COVID-19, the disease caused by the novel coronavirus, a pandemic. The ultimate effects of the pandemic, and the duration of any such effects, including any impact to our medical care ratio (which could increase or decrease), are not known or quantifiable at this time. As of March 31, 2020, we have not experienced any significant interruptions in the services we provide, nor was there a material impact of the pandemic to our consolidated financial position, results of operations, and cash flows in the first quarter of 2020.
Legal Proceedings
The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. Penalties associated with violations of these laws and regulations include significant fines, exclusion from participating in publicly funded programs, and the repayment of previously collected revenues.
In the ordinary course of business we are involved in legal actions, some of which seek monetary damages which are not covered by insurance. We have accrued liabilities for certain matters for which we deem the loss to be both probable and reasonably estimable, but the outcome of legal actions is inherently uncertain and our estimates of such losses could be understated, and could also subsequently change as a result of further developments of these matters. For certain pending matters, accruals have not been established because we believe we are not liable or because such matters have not progressed sufficiently through discovery or factual development to enable us to reasonably estimate a range of possible loss. An adverse determination in one or more of these pending matters could have an adverse effect on our consolidated financial position, results of operations, or cash flows.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 21

11. Subsequent Events
Acquisition of Magellan Complete Care
On April 30, 2020, we entered into a definitive agreement to acquire the Magellan Complete Care (“MCC”) line of business of Magellan Health, Inc. The purchase price for the transaction is approximately $820 million, net of certain tax benefits, which we intend to fund with cash on hand.
MCC is a managed care organization serving members in six states, including Medicaid members in Arizona and statewide in Virginia. Through its Senior Whole Health branded plans, MCC provides fully integrated plans for Medicaid and Medicare dual beneficiaries in Massachusetts, as well as Managed Long Term Care (“MLTC,” commonly known nationally as “MLTSS”) in New York. As of December 31, 2019, MCC served approximately 155,000 members, with full year 2019 revenues greater than $2.7 billion.
The transaction is subject to federal and state regulatory approvals, and other customary closing conditions, and is expected to close in the first quarter of 2021. In connection with this transaction, Magellan Health, Inc. has agreed to provide certain transition services following the closing.
In connection with the MCC acquisition, we entered into a commitment letter on April 30, 2020, pursuant to which, among other things, the lenders have committed to provide us with debt financing in the aggregate principal amount of up to $400 million.
Marketplace Risk Corridor Ruling
On April 27, 2020, the United States Supreme Court issued its opinion in Maine Community Health Options v. United States. The Supreme Court held that §1342 of the Affordable Care Act obligated the federal government to pay participating insurers the full Marketplace risk corridor amounts calculated by that statute, that such payment obligations survived Congress’ appropriations riders, and that impacted insurers may sue the federal government in the U.S. Court of Federal Claims to recover damages for breach of that obligation. There are no distinguishing factors regarding liability or damages between this case and the cases we ourselves have brought against the federal government for its failure to pay our Marketplace risk corridors claims for 2014, 2015, and 2016. We have already obtained summary judgment for our 2014 and 2015 risk corridor claims in the approximate amount of $52 million, and we have brought another claim for approximately $76 million for the government’s failure to pay our 2016 risk corridor claims. The timing of recognition and collection of these outstanding Marketplace risk corridor claims is uncertain, but we will request that the Court of Claims act as expeditiously as possible to enter judgment for all of the risk corridors amounts owed to us.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 22

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

•	the impact of the COVID-19 pandemic on our operations and financial results;

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

•	the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, repay our outstanding indebtedness at maturity, and meet our general liquidity needs;

•	our ability to consummate, integrate, and realize benefits from acquisitions including the announced acquisition of Magellan Complete Care;

•	effective management of our medical costs;

•	our ability to predict with a reasonable degree of accuracy utilization rates, including utilization rates associated with the flu or coronavirus;

•
significant budget pressures on state governments from diminished tax revenues and their potential inability to maintain current rates, to implement expected rate increases, or to maintain existing benefit packages or membership eligibility thresholds or criteria;

•	the full reimbursement of the ACA health insurer fee, or HIF;

•	the success of our efforts to retain existing or awarded government contracts, and the success of any requests for proposal, including protest filings or defenses;

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

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 23

•
the interpretation and implementation of at-risk premium rules and state contract performance requirements regarding the achievement of certain quality measures, and our ability to recognize revenue amounts associated therewith;

•	cyber-attacks, ransomware attacks, or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;

•	our expected exit from Puerto Rico, including the successful transfer of our members to alternative health plans, the effective run-out of claims, and the return of capital;

•	the success and renewal of our duals demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;

•	the accurate estimation of incurred but not reported or paid medical costs across our health plans;

•	efforts by states to recoup previously paid and recognized premium amounts;

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
Readers should refer to the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
This Quarterly Report on Form 10-Q and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended December 31, 2019.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 24

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Through our locally operated health plans in 14 states and the Commonwealth of Puerto Rico, we served approximately 3.4 million members as of March 31, 2020. The health plans are generally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (“HMO”).
FIRST QUARTER 2020 HIGHLIGHTS
We reported earnings per diluted share of $2.92, for the first quarter of 2020, with net income of $178 million and an after-tax margin of 3.9% percent.

•	Premium revenue was $4.3 billion.

•	The consolidated medical care ratio (“MCR”) for the first quarter of 2020 increased to 86.3% compared with 85.3% in the first quarter of 2019, reflecting an increase in the Marketplace MCR.

•	Given the timing of the COVID-19 outbreak and related progression, the impact of COVID-19 on the MCR was limited in the quarter.

•
The prior period reserve development in the first quarter of 2020 was negligible. The first quarter of 2019 was positively impacted by approximately 140 basis points of favorable reserve development, primarily in the Medicaid line of business.

•
The general and administrative expense (“G&A”) ratio was 7.0%, which was lower than 2019 due to increased revenues. The current quarter also reflects incremental expense associated with the mobilization of our workforce to work at home and other new operational protocols related to COVID-19.

•	While net investment income during the quarter was on plan, the steep drop in interest rates will certainly impact future quarters.

•	The total company after-tax margin of 3.9% was in line with our expectations.
While earnings in the first quarter of 2020 met our expectations, the achievement of these results is noteworthy considering the expansive adaptations that we have made in our workforce and operations in the span of a few weeks due to the rapidly evolving COVID-19 pandemic, and our successful efforts to avoid disruptions in the services we provide to our members and government customers.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 25

FINANCIAL SUMMARY

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except per-share amounts)
Premium revenue	$4,304	$3,952
Premium tax revenue	150	138
Health insurer fees reimbursed	66	—
Investment income and other revenue	29	29

Medical care costs	$3,716	$3,371
General and administrative expenses	317	302
Premium tax expenses	150	138
Health insurer fees	68	—
Operating income	274	280

Interest expense	$21	$23
Other income, net	—	(3)
Income before income tax expense	253	260
Income tax expense	75	62
Net income	178	198

Net income per share - Diluted	$2.92	$2.99

Operating Statistics:
Ending total membership	3,404,000	3,393,000
MCR (1)	86.3%	85.3%
G&A ratio (2)	7.0%	7.3%
Premium tax ratio (1)	3.4%	3.4%
Effective income tax rate	29.8%	23.8%
After-tax margin (2)	3.9%	4.8%
________________________

(1)	MCR represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.

(2)	G&A ratio represents general and administrative expenses as a percentage of total revenue. After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the first quarter of 2020 amounted to $178 million, or $2.92 per diluted share, compared with $198 million, or $2.99 per diluted share, in the first quarter of 2019. Operating income of $274 million in the first quarter of 2020, was lower compared with $280 million in the first quarter of 2019.
Net income per share was favorably impacted by the reduction in our common shares outstanding as a result of our share repurchase program. See further discussion in “Liquidity and Financial Condition,” below.
PREMIUM REVENUE
Premium revenue increased $352 million in the first quarter of 2020, when compared with the first quarter of 2019. The increase was in the Medicaid and Medicare programs, and was mainly due to a 10% increase in premium revenue per-member per-month (“PMPM”), partially offset by a slight decline in member months.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 26

MEDICAL CARE RATIO
The consolidated MCR for the first quarter of 2020 increased to 86.3%, compared to 85.3% for the first quarter of 2019, reflecting an increase in the Marketplace MCR. The prior period reserve development in the first quarter of 2020 was negligible. The first quarter of 2019 was positively impacted by approximately 140 basis points of favorable reserve development, primarily in the Medicaid line of business. Given the timing of the COVID-19 outbreak and related progression, the impact of COVID-19 on the MCR was limited in the quarter.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 3.4% in the first quarter of 2020, consistent with the first quarter of 2019.
INVESTMENT INCOME AND OTHER REVENUE
Investment income and other revenue was $29 million in the first quarter of 2020, and was unchanged compared with the first quarter of 2019. We expect investment income to decline in 2020 compared with 2019, as money market and other maturing fixed income investments roll over to lower yielding instruments.
G&A EXPENSES
The G&A expense ratio decreased to 7.0% in the first quarter of 2020, from 7.3% in the first quarter of 2019, due to increased revenues. The current quarter also reflects $6 million of incremental expense associated with the mobilization of our workforce to work at home and other new operational protocols related to COVID-19.
HEALTH INSURER FEES (“HIF”)
In the first quarter of 2020, HIF expense amounted to $68 million, and HIF reimbursements amounted to $66 million. Public Law No. 115-120 provided for a HIF moratorium in 2019; therefore, there was no HIF incurred or reimbursed in that year. The HIF is reinstated in 2020, but the Further Consolidated Appropriations Act, 2020, repealed the HIF effective for years after 2020.
INTEREST EXPENSE
Interest expense declined to $21 million in the first quarter of 2020, from $23 million in the first quarter of 2019. As further described below in “Liquidity,” we repaid the $12 million principal amount outstanding of our 1.125% Convertible Notes in the first quarter of 2020.
OTHER INCOME, NET
In the first quarter of 2019, we recognized gains on debt repayment of $3 million, in connection with convertible senior notes repayment transactions, with no corresponding gain in the first quarter of 2020. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”
INCOME TAXES
Income tax expense amounted to $75 million in the first quarter of 2020, or 29.8% of pretax income, compared with income tax expense of $62 million, or 23.8% of pretax income in the first quarter of 2019. The effective tax rate is higher in 2020 due to higher nondeductible expenses in 2020, primarily related to the nondeductible HIF. The HIF was not applicable in 2019 due to the moratorium as noted above.

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

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 27

underlying margin, or the amount earned by the Health Plans segment after medical costs are deducted from premium revenue, is the most important measure of earnings reviewed by management.
Margin for our Health Plans segment is referred to as “Medical Margin.” Medical Margin amounted to $588 million in the first quarter of 2020, and $581 million in the first quarter of 2019. Management’s discussion and analysis of the changes in the individual components of Medical Margin follows.
See Notes to Consolidated Financial Statements, Note 9, “Segments,” for more information on our reportable segments.

HEALTH PLANS
The Health Plans segment consists of health plans operating in 14 states and the Commonwealth of Puerto Rico. As of March 31, 2020, these health plans served approximately 3.4 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
TRENDS AND UNCERTAINTIES
COVID-19 Pandemic
On March 13, 2020, a national state of emergency was declared over the coronavirus (“COVID-19”) outbreak, to enhance the federal government’s response to the pandemic. At that time, several states had already declared some type of emergency, and by March 16, 2020, every state had made an emergency declaration. Such emergency declarations allow governors to exercise emergency powers that may include activating state emergency personnel and funds, supporting the needs of local governments, and adjusting regulations to maximize access to health care.
Molina Healthcare and its subsidiary health plans across 14 states and Puerto Rico are working diligently and in alignment with federal, state and local public health authorities, regulators, and other health systems to ensure no interruption in service or care coordination to our members, and to proactively protect our employees.
We have activated several internal frameworks and functions designed to mitigate the implications of the COVID-19 pandemic, which include a business continuity plan and an enterprise risk management framework, along with executive level cross-functional teams that have been formed to address other pandemic-specific impacts, including policy coverage, financial solvency, investments and liquidity, and staff considerations.
As a result of the pandemic, various laws and other regulatory actions were enacted at the federal level, which may impact our business directly or indirectly, including the following:
Federal Economic Stabilization Programs
Phase One - Coronavirus Preparedness and Response Supplemental Appropriations Act. Enacted on March 6, 2020, this legislation provided $8.3 billion of emergency funding for federal agencies to respond to the COVID-19 outbreak.
Phase Two - Families First Coronavirus Response Act (the “FFCRA”). Enacted on March 18, 2020, the FFCRA temporarily increases each qualifying state and territory’s federal medical assistance percentage (“FMAP”) by 6.2% beginning January 1, 2020, throughout each state’s declaration of emergency. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s FMAP.
Phase Three - Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Enacted on March 27, 2020, the CARES Act provides an estimated $2 trillion to fight the COVID-19 pandemic and stimulate the US economy. This assistance includes $349 billion for small business loans that will help providers cover qualified payroll costs, rent, utilities, and interest on mortgage and other debt obligations; $100 billion for health care providers to cover healthcare-related expenses or lost revenues directly attributable to COVID-19; and Medicare and Medicaid provisions that should help providers broadly, including a 20% boost to the Medicare rate on COVID-19 cases.
The latest COVID-19 economic relief package was enacted on April 24, 2020, and provides $484 billion to replenish a small business lending program, and support hospitals and COVID-19 testing.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 28

Due to the uncertainty around the duration and breadth of the COVID-19 pandemic, we are unable to reasonably estimate the ultimate impact of the economic stabilization programs to our business, financial condition, and operating results at this time.
Regulatory Relief for Medicaid, Medicare and Marketplace Enrollees
Medicaid and Medicare Waivers. The Secretary of Health and Human Services can use “Section 1135” authority to waive or modify certain Medicare, Medicaid, and CHIP requirements to ensure that sufficient health care items and services are available to meet the needs of Medicaid enrollees in affected areas if a public health emergency has been declared. After the state of emergency declaration noted above, the Center for Medicare and Medicaid Services (“CMS”) issued blanket Section 1135 waivers for many Medicare provisions and approved Section 1135 waivers for Medicaid programs in many states. The Commonwealth of Puerto Rico and all the states with which Molina contracts for Medicaid services have either submitted or are in the process of submitting Section 1135 waivers.
The waivers that impact the operations of Medicaid managed care organizations include: extension of members’ pre-existing authorizations for health services; reduction of the timeline to resolve members’ appeals; suspension of pre-admission screening for certain conditions; payment for services performed by certain out of state providers or other facilities; elimination of cost-sharing for COVID-19 related healthcare services; expansion of telehealth benefits; and relaxation of appeals requirements for Medicare Advantage members.
Due to the uncertainty around the duration and breadth of the COVID-19 pandemic, we are unable to reasonably estimate the ultimate impact of the Section 1135 waivers to our business, financial condition, and operating results at this time.
Trends and Uncertainties
We currently expect the pandemic to impact our business in the following areas:
Member Enrollment. As a result of the surge in unemployment due to the pandemic, we expect a significant increase in Medicaid eligibility and enrollment. However, due to the evolving nature of the pandemic, we are currently unable to predict the timing or amount of the expected increases in enrollment. We believe that we have the scalability necessary to handle the wave of new membership that could occur and be an able partner to our state customers.
In addition to increased Medicaid enrollment, several states that operate their own Marketplaces have reopened enrollment, or extended the deadline to enroll in the Marketplace, including where we operate in California, New York and Washington. In addition, households previously commercially insured at the workplace that do not qualify for Medicaid may be eligible for highly subsidized Marketplace products.
Demand for Healthcare Services. The pandemic, along with the related quarantine and social distancing measures, is currently reducing demand for certain routine and non-critical medical services, while at the same time increasing demand for other medical services, such as COVID-19 testing and emergency services. Discretionary utilization could continue to be lower than normal patterns for the second quarter, but then may rebound quickly in the second half of 2020 as COVID-19 care abates and health system capacity frees up, and the current social distancing measures are relaxed over time. In addition, we expect increased Medicaid enrollment to result in an increase in medical care claims and related costs.
Therefore, at this point, we cannot predict with any degree of precision how the COVID-19 situation will impact medical costs in 2020. The level of future direct COVID-19 related costs, the incidence rate of diagnosis and hospital admission and the related cost per episode, is not yet estimable. We do not know exactly when utilization patterns and levels will begin to normalize for elective medical procedures. Additionally, any potential short-term and non-recurring benefit from lower utilization would be partially limited by annual Medicare and Marketplace minimum MLR regulations; and annual Medicaid minimum MLR regulations or profit ceilings in eight of the 14 states, including Puerto Rico, in which we operate Medicaid programs.
To provide our members with immediate access to medical care without leaving their homes, and mitigate a potential surge in “pent-up” demand, Molina is:

•	Providing supplemental telemedicine for our members through our partnership with Teladoc;

•	Continuing to monitor and update all other tele-health services based on Medicaid agency updates; and

•	Outreaching to and educating members on community resources as well as their ability to receive free home delivery of prescriptions through CVS Pharmacy.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 29

We are also covering screening tests for COVID-19, including office visits, urgent care, or ER visits associated with testing.
Providers. As noted above, in the near term the pandemic has caused reduced demand for certain routine and non-critical medical services, which in turn is creating financial stress for certain Medicaid providers. State Medicaid agencies have turned to managed care organizations, either explicitly or via CMS Section 1135 waivers (as described above) to provide temporary cash advances to impacted providers for insolvency protection. We have established policies to support our provider network by directing providers to programs that are available under the economic stabilization programs described above. An example of such a program is CMS’s Accelerated Advance Payments program, which can provide three months of payments for healthcare providers. We believe that our provider payment policies will mitigate the risk of an increase in provider receivables that may be uncollectible.
Workforce. Our most significant operational asset is our workforce of nearly 10,000 employees nationwide. On March 18, 2020, we announced that we had temporarily transitioned thousands of our employees to remote status. This precaution was taken to protect the health and wellness of our staff by reducing the likelihood of exposure to COVID-19. As of March 24, 2020, substantially all employees were transitioned to remote status. As of March 31, 2020, we have not experienced any significant interruptions in the services we provide, nor was there a material impact of the pandemic to our consolidated financial position, results of operations, and cash flows in the first quarter of 2020.
Outsourcing and Other Vendors. Our business is dependent on effective and secure information systems. We have partnered with third parties to support our information technology systems. The pandemic may impact the ability of our outsourced information technology service providers, and other third-party vendors, to perform contracted services.
Capital and Financial Resources. Refer to “Liquidity and Financial Condition” below for a discussion of potential pandemic-related impacts to our capital and financial resources.
We continue to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic. However, we are limited in our ability to estimate the ultimate impact on our operations (including claims volumes), financial results, and cash flows at this time. Due to the evolving nature of the pandemic, we are continually processing, assembling and assessing information on utilization. We believe that our cash resources, borrowing capacity available under our Credit Agreement, and cash flow generated from operations will be sufficient to withstand the financial impact of the pandemic, and will enable us to continue to support our operations, regulatory requirements, debt repayment obligations, and capital expenditures for the foreseeable future.
Other Recent Developments
Acquisition of Magellan Complete Care. On April 30, 2020, we entered into a definitive agreement to acquire the Magellan Complete Care (“MCC”) line of business of Magellan Health, Inc. The purchase price for the transaction is approximately $820 million, net of certain tax benefits, which we intend to fund with cash on hand.
MCC is a managed care organization serving members in 6 states, including Medicaid members in Arizona and statewide in Virginia. Through its Senior Whole Health branded plans, MCC provides fully integrated plans for Medicaid and Medicare dual beneficiaries in Massachusetts, as well as Managed Long Term Care (“MLTC,” commonly known nationally as “MLTSS”) in New York. As of December 31, 2019, MCC served approximately 155,000 members, with full year 2019 revenues greater than $2.7 billion.
The transaction is subject to federal and state regulatory approvals, and other customary closing conditions, and is expected to close in the first quarter of 2021. In connection with this transaction, Magellan Health, Inc. has agreed to provide certain transition services following the closing.
Marketplace Risk Corridor Ruling. On April 27, 2020, the United States Supreme Court issued its opinion in Maine Community Health Options v. United States. The Supreme Court held that §1342 of the Affordable Care Act obligated the federal government to pay participating insurers the full Marketplace risk corridor amounts calculated by that statute, that such payment obligations survived Congress’ appropriations riders, and that impacted insurers may sue the federal government in the U.S. Court of Federal Claims to recover damages for breach of that obligation. There are no distinguishing factors regarding liability or damages between this case and the cases we ourselves have brought against the federal government for its failure to pay our Marketplace risk corridors claims for 2014, 2015, and 2016. We have already obtained summary judgment for our 2014 and 2015 risk corridor claims in the approximate amount of $52 million, and we have brought another claim for approximately $76 million for the government’s failure to pay our 2016 risk corridor claims. The timing of recognition and collection of these

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 30

outstanding Marketplace risk corridor claims is uncertain, but we will request that the Court of Claims act as expeditiously as possible to enter judgment for all of the risk corridors amounts owed to us.
Puerto Rico. We have decided to sell our Puerto Rico Medicaid business. In doing so, we will work closely with the regulatory authorities and the provider community, to ensure that our members in Puerto Rico are cared for and have reliable continuity of care.
Illinois. In March 2020, we terminated our agreement to acquire all of the capital stock of NextLevel Health Partners, Inc. due to the seller’s stated unwillingness to close pursuant to the terms of the acquisition agreement.
Other RFPs. We await the decision by the state of Kentucky on its Medicaid RFP, which we expect to be issued before the end of the second quarter. We believe there will be a general tendency by states to delay procurements until the COVID-19 crisis has abated.
Update on Status of Significant Contracts
California. Our managed care contracts with the California Department of Health Care Services (“DHCS”) cover six regions in central and southern California (including the Los Angeles region covered under a separate subcontract with Health Net). These contracts are effective through December 31, 2020, and are expected to be renewed annually until the effectiveness of new forms of contract following request for proposal (“RFP”) awards. DHCS has publicly indicated it expects to release the final Medicaid RFP in mid-2021, for implementation in January 2024.
Texas. On March 25, 2020, the HHSC notified our Texas health plan that HHSC has canceled all contracts associated with their ABD program (known in Texas as “STAR+PLUS”) re-procurement awards announced in October 2019, and canceled the solicitation associated with their TANF and CHIP programs (known in Texas as “STAR/CHIP”) re-procurement. HHSC further indicated that it is currently deliberating next steps with respect to both re-procurements. We do not expect the HHSC to re-issue the RFPs in the near future. Previously, in October 2019, the HHSC had awarded contracts to our Texas health plan for the STAR+PLUS program in two service areas, consisting of one legacy service area and one new service area. This would have been a reduction from our current footprint of six service areas. Also, in 2019, our Texas health plan submitted an RFP response for STAR/CHIP.
For a discussion of additional Health Plans segment trends, uncertainties and other developments, refer to our 2019 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 31

MEMBERSHIP
The following tables set forth our Health Plans segment membership as of the dates indicated:

	March 31, 2020	December 31, 2019	March 31, 2019
Ending Membership by Government Program:
Medicaid	2,970,000	2,956,000	2,964,000
Medicare	105,000	101,000	97,000
Marketplace	329,000	274,000	332,000
Total	3,404,000	3,331,000	3,393,000

Ending Membership by Health Plan:
California	550,000	565,000	600,000
Florida	123,000	132,000	144,000
Illinois	230,000	224,000	219,000
Michigan	367,000	362,000	369,000
Ohio	300,000	288,000	295,000
Puerto Rico	170,000	176,000	207,000
South Carolina	136,000	131,000	126,000
Texas	345,000	341,000	377,000
Washington	878,000	832,000	815,000
Other (1)	305,000	280,000	241,000
Total	3,404,000	3,331,000	3,393,000
_________________________

(1)	“Other” includes the Idaho, Mississippi, New Mexico, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

FINANCIAL PERFORMANCE
The tables in the section below summarize premium revenue, Medical Margin, and MCR by state health plan and by government program for the periods indicated (dollars in millions):
Health Plan Performance

	Three Months Ended March 31,
	2020			2019
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

California	$551	$85	84.5%	$555	$74	86.7%
Florida	154	30	80.4	223	70	68.4
Illinois	308	34	89.1	227	42	81.2
Michigan	411	74	82.0	405	74	81.7
Ohio	720	83	88.5	620	68	89.2
Puerto Rico	105	(2)	101.5	102	12	88.1
South Carolina	157	19	87.8	136	21	85.1
Texas	743	91	87.7	747	106	85.9
Washington	773	113	85.5	661	46	93.0
Other (1)	382	61	83.9	276	68	75.2
Total	$4,304	$588	86.3%	$3,952	$581	85.3%
__________________

(1)	“Other” includes the Idaho, Mississippi, New Mexico, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 32

In summary, we believe our health plan portfolio performance was essentially in line with expectations in the first quarter of 2020, despite cost pressures in certain Medicaid markets. The health plans most impacted by COVID-19 are Washington, California, and Michigan. While Washington was the first state impacted, Michigan has experienced the highest number of cases. The net impact was not material, however, as these increased costs were offset by the reduced demand for certain routine and non-critical medical services. Comments relating to California, Ohio, Texas and Washington, our largest health plans from a premium revenue standpoint, follow:
Our California health plan continues to perform well in its diversified book of business in one of the more complex network environments in the country, and the MCR is performing in the low- to mid-80s as a result of a stable premium rate environment and effective medical cost management. Medical margin increased in the first quarter of 2020 compared with the same period in 2019, due to an improvement in the MCR.
In Ohio, premium revenues and Medical Margin have increased due to higher premium revenue PMPM in Medicaid, resulting from rate increases.
Our Texas health plan experienced a decline in both premium revenues and Medical Margin in 2020, mainly due to the overall decline in Marketplace membership, and higher Medicaid and Marketplace MCRs. The Medicaid MCR increased due to higher medical care costs PMPM. The Marketplace MCR increased due to lower pricing and was in line with our expectations.
In Washington, premium revenues increased in 2020 due to Medicaid and Marketplace membership growth. We have a well-diversified portfolio of products and our Medical Margin performance improved year-over-year due to the premium growth and improved MCR. The MCR improved, despite some pressure in medical care costs, due to higher premium revenue PMPM in Medicaid and our continuing increased focus on medical care management.
Government Program Performance

	Three Months Ended March 31,
	2020			2019
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$3,286	$365	88.9%	3,004	346	88.5%
Medicare	634	117	81.7	551	85	84.7
Marketplace	384	106	72.3	397	150	62.2
	$4,304	$588	86.3%	$3,952	$581	85.3%
Medicaid
Medicaid premium revenue increased $282 million in the first quarter of 2020, mainly due to higher premium revenue PMPM in several states, primarily in Ohio and Illinois due to rate increases, and from membership growth in Washington.
The Medical Margin in our Medicaid program increased $19 million, or 5%, in the first quarter of 2020 when compared with the first quarter of 2019, driven mainly by the growth in premium revenues, partially offset by an increase in the MCR.
The Medicaid MCR increased to 88.9% in the first quarter of 2020, from 88.5% in the first quarter of 2019, or 40 basis points. The prior year was positively impacted by the aforementioned favorable reserve development.
In addition, we experienced medical cost pressure in the Medicaid line of business early in the quarter resulting from slightly higher than normal seasonal flu combined with early, but largely undetected COVID-19 costs diagnosed as severe respiratory illness and pneumonia. We also experienced increased pharmacy costs in the quarter as members pre-filled their chronic medications in advance of the height of the crisis. These increased costs were offset by lower medical care costs very late in the quarter, as elective and discretionary healthcare services began to be postponed and deferred.
The MCR for TANF and CHIP increased 610 basis points, which was partially offset by an improved MCR for the ABD program due to increases in premium revenue PMPM, lower pharmacy costs from re-contracted pharmacy benefits management, and our continued focus on medical cost management.
The decrease in the Medicaid Expansion MCR in the first quarter of 2020, when compared with the first quarter of 2019, was mainly due to an increase in premium revenue PMPM.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 33

Medicare
Medicare premium revenue increased by $83 million in the first quarter of 2020, primarily due to increases in premium revenue PMPM and member months. PMPMs improved due to increased revenue resulting from risk scores that are more commensurate with the acuity of our population and increases in quality incentive premium revenues.
The Medical Margin for Medicare increased $32 million, or 38%, in the first quarter of 2020 when compared with the first quarter of 2019, primarily due to the increase in premium revenue discussed above, partially offset by an increase in medical care costs PMPM.
The Medicare MCR decrease was also due to the increase in premium revenue PMPM discussed above, partially offset by an increase in medical care costs PMPM. The increase in medical care costs PMPM was mainly attributed to fluctuations of medical care costs in certain markets.
Marketplace
Marketplace premium revenue decreased $13 million in the first quarter of 2020, driven mainly by a decrease in membership.
The Marketplace Medical Margin decreased $44 million in the first quarter of 2020, when compared with the first quarter of 2019, primarily due to the decrease in premium revenues, and the increase in the Marketplace MCR.
The Marketplace MCR increased in the first quarter of 2020, which was mainly attributable to our lowering prices in 2020 in an effort to be more competitive.

OTHER
The Other segment includes certain corporate amounts not allocated to the Health Plans segment. Such amounts are immaterial to our consolidated results of operations.

LIQUIDITY AND FINANCIAL CONDITION
LIQUIDITY
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
We maintain liquidity at two levels: 1) the regulated health plan subsidiaries; and 2) the parent company. Our Health Plans segment regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity. In the first quarter of 2020, we did not experience noticeable delays of, or changes in, the timing and level of premium receipts as a result of the COVID-19 pandemic, but there can be no assurances that we will not experience such delays in the future.
A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the first quarter of 2020, the parent received $50 million in dividends from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources of Liquidity.”
To satisfy minimum statutory net worth requirements, the parent company may contribute capital to the regulated health plan subsidiaries. In the first quarter of 2020, the parent contributed capital of $10 million to the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $841 million and $997 million as of March 31, 2020, and December 31, 2019, respectively. The decrease in 2020 was mainly due to purchases of our common stock amounting to $453 million, $42 million net cash paid for the aggregate 1.125% Convertible Notes-related transactions, and the parent capital contribution described above. These payments were partially offset by proceeds of $380 million borrowed under our Term Loan Facility and dividends received from regulated health plan

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 34

subsidiaries, as described above. We borrowed the remaining available capacity under the Term Loan Facility in March 2020, to provide us with additional flexibility should there be unexpected events relating to the COVID-19 pandemic impacting our access to the capital markets, or our cash flows.
Investments
After considering expected cash flows from operating activities, we generally invest cash of regulated subsidiaries that exceeds our expected short-term obligations in longer term, investment-grade, and marketable debt securities to improve our overall investment return. These investments are made pursuant to board-approved investment policies which conform to applicable state laws and regulations.
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
We believe that the risks of the COVID-19 pandemic, as they relate to our investments, are minimal. The overall rating of our portfolio remains strong and is rated AA. Our investment policy has directives in conjunction with state guidelines to minimize risks and exposures in volatile markets. Additionally, our portfolio managers assist us in navigating the current volatility in the capital markets.
Our restricted investments are invested principally in cash, cash equivalents, and U.S. Treasury securities; we have the ability to hold such restricted investments until maturity. All of our unrestricted investments are classified as current assets.

Cash Flow Activities
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Net cash provided by operating activities	$136	$249	$(113)
Net cash (used in) provided by investing activities	(103)	171	(274)
Net cash used in financing activities	(118)	(48)	(70)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(85)	$372	$(457)
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
Net cash provided by operations for the first quarter of 2020 was $136 million, compared with $249 million in the first quarter of 2019. The $113 million decrease in cash flow was due to the net impact of timing differences in government receivables and payables, and accelerated payments to providers.
Investing Activities
Net cash used in investing activities was $103 million in the first quarter of 2020, compared with $171 million provided by investing activities in the first quarter of 2019, a decrease in cash flow of $274 million. The year over year decline was primarily due to increased purchases of investments in the first quarter of 2020.
Financing Activities
Net cash used in financing activities was $118 million in the first quarter of 2020, compared with $48 million in the first quarter of 2019. In the first quarter of 2020, cash paid for common stock purchases amounted to $453 million, which included $7 million to settle shares purchased in late December 2019, and net cash paid for the aggregate

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 35

1.125% Convertible Notes-related transactions amounted to $42 million. These cash outflows were partially offset by proceeds of $380 million borrowed under the Term Loan Facility. In the first quarter of 2019, net cash paid for the aggregate 1.125% Convertible Notes-related transactions amounted to $149 million, partially offset by proceeds of $100 million borrowed under the Term Loan Facility.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at March 31, 2020, our working capital was $2,754 million, compared with $2,698 million at December 31, 2019. At March 31, 2020, our cash and investments amounted to $4,457 million, compared with $4,477 million at December 31, 2019.
Regulatory Capital and Dividend Restrictions
Each of our regulated HMO subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our HMO subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus (net assets) requirement for these subsidiaries was estimated to be approximately $1,200 million at March 31, 2020, compared with $1,110 million at December 31, 2019. Our HMO subsidiaries were in compliance with these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our HMO subsidiaries without prior approval by regulatory authorities as of March 31, 2020, is approximately $114 million in the aggregate. Our HMO subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of March 31, 2020, management believes that its regulated health plan subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
Debt Ratings
Our 5.375% Notes and 4.875% Notes are rated “BB-” by Standard & Poor’s, and “B2” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants
Our Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios, presented below, are computed as defined by the terms of the Credit Agreement. In our 2019 Annual Report on Form 10-K, we reported that the required net leverage ratio was < 4.0x. As a result of the share purchase program described in the Notes to Consolidated Financial Statements, Note 8, “Stockholders' Equity,” such required ratio has changed and the updated value is presented in the table below.

Credit Agreement Financial Covenants	Required Per Agreement	As of March 31, 2020
Net leverage ratio	< 2.5x	1.4x
Interest coverage ratio	> 3.5x	13.5x
In addition, the indentures governing the 4.875% Notes and the 5.375% Notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of March 31, 2020, we were in compliance with all covenants under the Credit Agreement and the indentures governing our outstanding notes.
Capital Plan Progress
In the first quarter of 2020, we purchased approximately 3.4 million common shares at an average price of $132.45 per share, amounting to $446 million in the aggregate. In addition, the net cash paid for the aggregate 1.125%

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 36

Convertible Notes-related transactions amounted to $42 million, which included repayment of $12 million aggregate principal amount of our 1.125% Convertible Notes and settlement of the remaining respective portions of the related 1.125% Call Option and 1.125% Warrants.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our Health Plans segment regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Potential Impact of COVID-19 Pandemic. As a result of the surge in unemployment due to the pandemic, we expect a significant increase in Medicaid eligibility and enrollment. However, due to the evolving nature of the pandemic, we are currently unable to predict the timing or amount of the expected increases in enrollment. Such an increase in membership would increase our premium revenue, but would also likely result in a significant increase in medical care claims and related costs.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. As a result of the COVID-19 pandemic, state regulators could restrict the ability of our regulated health plan subsidiaries to pay dividends to the parent company, which would reduce the liquidity of the parent company.
Credit Agreement Borrowing Capacity. As of March 31, 2020, we had available borrowing capacity of $499 million under our Credit Facility. See further discussion in the Notes to Consolidated Financial Statements, Note 7, “Debt.”
Commitment Letter. In connection with the MCC acquisition, we entered into a commitment letter on April 30, 2020, pursuant to which, among other things, the lenders have committed to provide us with debt financing in the aggregate principal amount of up to $400 million.
Marketplace Risk Corridor Ruling. On April 27, 2020, the United States Supreme Court issued its opinion in Maine Community Health Options v. United States. The Supreme Court held that §1342 of the Affordable Care Act obligated the federal government to pay participating insurers the full Marketplace risk corridor amounts calculated by that statute, that such payment obligations survived Congress’ appropriations riders, and that impacted insurers may sue the federal government in the U.S. Court of Federal Claims to recover damages for breach of that obligation. There are no distinguishing factors regarding liability or damages between this case and the cases we ourselves have brought against the federal government for its failure to pay our Marketplace risk corridors claims for 2014, 2015, and 2016. We have already obtained summary judgment for our 2014 and 2015 risk corridor claims in the approximate amount of $52 million, and we have brought another claim for approximately $76 million for the government’s failure to pay our 2016 risk corridor claims. The timing of recognition and collection of these outstanding Marketplace risk corridor claims is uncertain, but we will request that the Court of Claims act as expeditiously as possible to enter judgment for all of the risk corridors amounts owed to us.
We believe that our cash resources, borrowing capacity available under our Credit Facility, and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations, and capital expenditures for at least the next 12 months.
Future Uses
Potential Impact of COVID-19 Pandemic. The pandemic, along with the related quarantine and social distancing measures, is currently reducing demand for certain routine and non-critical medical services, while at the same time increasing demand for other medical services, such as COVID-19 testing and emergency services. Discretionary utilization could continue to be lower than normal patterns for the second quarter, but then may rebound quickly in the second half of 2020 as COVID-19 care abates and health system capacity frees up, and the current social distancing measures are relaxed over time. Such a surge, as to which we are presently unable to predict the timing or magnitude, could result in a significant increase in medical care costs and related provider claims payments. In addition, we expect increased Medicaid enrollment to result in an increase in medical care claims and related costs.
Also as described above in “Health Plans Segment—Trends and Uncertainties,” the near-term reduced demand is creating financial stress for certain Medicaid providers which may lead state Medicaid agencies to turn to managed care organizations to provide temporary cash advances to impacted providers for insolvency protection.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 37

Acquisitions. Our strategic focus has shifted to a disciplined and steady approach to growth. Organic growth, which includes leveraging our existing health plan portfolio and winning new territories, is our highest priority. In addition to organic growth, we will consider targeted acquisitions that are a strategic fit that we believe will leverage operational synergies, and lead to incremental earnings accretion.
On April 30, 2020, we entered into a definitive agreement to acquire the Magellan Complete Care (“MCC”) line of business of Magellan Health, Inc. The purchase price for the transaction is approximately $820 million, net of certain tax benefits, which we intend to fund with cash on hand. The transaction is subject to federal and state regulatory approvals, and other customary closing conditions, and is expected to close in the first quarter of 2021.
In October 2019, we entered into a definitive agreement to acquire certain assets of YourCare Health Plan, Inc. Following the closing of this transaction, expected to occur in mid-2020, we will serve approximately 46,000 Medicaid members in seven counties in western New York. The purchase price will be funded with available cash.
Regulatory Capital Requirements and Dividend Restrictions. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2019, was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Other than the financing transactions described in Notes to Consolidated Financial Statements, Note 7, “Debt,” and Note 11, “Subsequent Events,” there were no significant changes to this previously filed information outside the ordinary course of business during the first quarter of 2020.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:

•
Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the three months ended March 31, 2020, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

•
Goodwill and intangible assets, net. There have been no significant changes, during the three months ended March 31, 2020, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 38

at March 31, 2020, the fair value of our fixed income investments would decrease by approximately $52 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Notes to Consolidated Financial Statements, Note 4, “Fair Value Measurements,” and Note 5, “Investments.”
Borrowings under our Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case the applicable margin. As of March 31, 2020, $600 million was outstanding under the Term Loan Facility. For further information, see Notes to Consolidated Financial Statements, Note 7, “Debt.”

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
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 10, “Commitments and Contingencies.”

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision with respect to our securities. In addition to the other information set forth in this report, you should carefully consider the risk factor set forth below and those discussed under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019. The risk factor below together with those described in our Annual Report on Form 10-K for the year ended December 31, 2019, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, results of operations, or stock price.
Our business, financial condition, and results of operations will be impacted by the COVID-19 pandemic, and the extent of such impact cannot be reasonably foreseen at this time.
We currently expect that the COVID-19 pandemic will impact our business, financial condition, cash flows, or results of operations in a number of ways, including the following:

•
It will have an adverse impact on the health of an indeterminate number of our members in the states in which we operate, resulting in increases in medical care costs associated with those impacted members;

•
The reduced demand for certain routine and non-critical medical services has created financial stress for certain Medicaid providers and could result in the insolvency of such providers, and/or demands that we make direct payments or loans to them;

•	It has created, and may continue to create, volatility in the capital markets and such volatility could have a negative impact on our ability to access those markets on acceptable terms, or at all;

•	State tax revenues may decline significantly, threatening the ability of certain states to continue to make timely monthly capitation payments to us;

•
We will incur increased costs associated with the measures we are currently implementing and planning to implement to mitigate the implications of the COVID-19 pandemic and to transfer our workforce to work-from-home status; and

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 39

•	It may impact the ability of our outsourced information technology service providers, and other third-party vendors, to perform contracted services.
Due to the uncertainty around the duration and breadth of the COVID-19 pandemic, the ultimate impact on our business, financial condition, and operating results cannot be reasonably estimated at this time.
There are numerous risks associated with our intended acquisition of Magellan Complete Care.
On April 30, 2020, we entered into a definitive agreement to acquire the Magellan Complete Care (“MCC”) line of business of Magellan Health, Inc. MCC is a managed care organization serving members in the six states of Arizona, Florida, Massachusetts, New York, Virginia, and Wisconsin. The transaction is subject to federal and state regulatory approvals, and other customary closing conditions. In connection with this transaction, Magellan Health, Inc. has agreed to provide to us certain transition services following the closing.
There are numerous risks associated with the intended transaction, including but not limited to the risk that: (i) state or federal regulatory approvals may be delayed or not obtained, or are obtained subject to conditions that are not anticipated; (ii) the transition services Magellan Health has agreed to provide following the closing are not provided in a timely or efficient manner or that certain necessary transition services are not provided at all; (iii) there is attrition in MMC membership pending the completion of the proposed transaction; (iv) Molina is unable to successfully retain or integrate the employees and operations of MCC, including issues related to disparate claims processing and record-keeping systems and difficulties integrating the acquired businesses on our own information technology platforms; (v) Molina is unable to maintain MCC provider relations or experiences medical cost increases resulting from unfavorable changes in contracting or re-contracting with providers; (vi) disruption results from the announcement or pendency of the transaction, including potential adverse reactions by customers, employees, suppliers, regulators, or federal or state legislators, making it more difficult to maintain business and operational relationships; (vii) expected synergies from the transaction are not realized to the extent expected or within the expected time period; and (viii) unexpected costs are incurred in connection with the completion and/or integration of MCC. In addition, there are numerous risk and uncertainties associated with the COVID-19 pandemic, including the duration and scope of its impact on the benefits Molina expects to realize from the transaction, which impact Molina cannot reasonably estimate at this time. The realization of any of the foregoing risks could have an adverse effect on our business, financial condition, cash flows, or results of operations.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf during the quarter ended March 31, 2020, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	980	$143.27	1,190,088	$286,000,000
February 1 - February 29	—	$—	1,015,529	$153,000,000
March 1 - March 31	59,947	$122.55	1,161,066	$—
Total	60,927	$122.88	3,366,683
_______________________

(1)
During the three months ended March 31, 2020, we withheld 60,927 shares of common stock, to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan. For further information refer to Note 8, “Stockholders' Equity.”

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 40

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
3.1	Certificate of Incorporation.*	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Taxonomy Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*The Certificate of Incorporation is being re-filed at this time to reset the link to this exhibit to the relevant SEC filing included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	May 1, 2020	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 1, 2020	/s/ THOMAS L. TRAN
Thomas L. Tran
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Molina Healthcare, Inc. March 31, 2020 Form 10-Q | 42