Form 10-Q
period 2020-06-30
MOLINA HEALTHCARE, INC.
filed 2020-07-31
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 24, 2020, was approximately 59,300,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$4,372	$4,049	$8,676	$8,001
Premium tax revenue	157	110	307	248
Health insurer fees reimbursed	71	—	137	—
Investment income and other revenue	18	34	47	63
Total revenue	4,618	4,193	9,167	8,312
Operating expenses:
Medical care costs	3,598	3,466	7,314	6,837
General and administrative expenses	345	328	662	630
Premium tax expenses	157	110	307	248
Health insurer fees	71	—	139	—
Depreciation and amortization	21	22	41	47
Other	2	2	6	5
Total operating expenses	4,194	3,928	8,469	7,767
Operating income	424	265	698	545
Other expenses, net:
Interest expense	24	22	45	45
Other expense (income), net	5	(14)	5	(17)
Total other expenses, net	29	8	50	28
Income before income tax expense	395	257	648	517
Income tax expense	119	61	194	123
Net income	$276	$196	$454	$394

Net income per share - Basic	$4.72	$3.15	$7.65	$6.34
Net income per share - Diluted	$4.65	$3.06	$7.54	$6.04

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions) (Unaudited)
Net income	$276	$196	$454	$394
Other comprehensive income:
Unrealized investment income	62	10	37	17
Less: effect of income taxes	15	2	9	4
Other comprehensive income, net of tax	47	8	28	13
Comprehensive income	$323	$204	$482	$407
See accompanying notes.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,303	$2,452
Investments	1,906	1,946
Receivables	1,580	1,406
Prepaid expenses and other current assets	273	163
Total current assets	7,062	5,967
Property, equipment, and capitalized software, net	399	385
Goodwill and intangible assets, net	164	172
Restricted investments	87	79
Deferred income taxes	65	79
Other assets	99	105
Total assets	$7,876	$6,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,960	$1,854
Amounts due government agencies	865	664
Accounts payable, accrued liabilities and other	876	502
Deferred revenue	54	249
Total current liabilities	3,755	3,269
Long-term debt	1,812	1,237
Finance lease liabilities	229	231
Other long-term liabilities	84	90
Total liabilities	5,880	4,827
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 59 million shares at June 30, 2020, and 62 million shares at December 31, 2019	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	166	175
Accumulated other comprehensive income	32	4
Retained earnings	1,798	1,781
Total stockholders’ equity	1,996	1,960
Total liabilities and stockholders’ equity	$7,876	$6,787

See accompanying notes.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2019	62	$—	$175	$4	$1,781	$1,960
Net income	—	—	—	—	178	178
Common stock purchases	(3)	—	(9)	—	(437)	(446)
Termination of warrants	—	—	(30)	—	—	(30)
Other comprehensive loss, net	—	—	—	(19)	—	(19)
Share-based compensation	—	—	4	—	—	4
Balance at March 31, 2020	59	—	140	(15)	1,522	1,647
Net income	—	—	—	—	276	276
Other comprehensive income, net	—	—	—	47	—	47
Share-based compensation	—	—	26	—	—	26
Balance at June 30, 2020	59	$—	$166	$32	$1,798	$1,996

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2018	62	$—	$643	$(8)	$1,012	$1,647
Net income	—	—	—	—	198	198
Adoption of new accounting standard	—	—	—	—	85	85
Partial termination of warrants	—	—	(103)	—	—	(103)
Other comprehensive income, net	—	—	—	5	—	5
Share-based compensation	1	—	3	—	—	3
Balance at March 31, 2019	63	—	543	(3)	1,295	1,835
Net income	—	—	—	—	196	196
Partial termination of warrants	—	—	(321)	—	—	(321)
Other comprehensive income, net	—	—	—	8	—	8
Share-based compensation	—	—	18	—	—	18
Balance at June 30, 2019	63	$—	$240	$5	$1,491	$1,736
See accompanying notes.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019

	(In millions) (Unaudited)
Operating activities:
Net income	$454	$394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	47
Deferred income taxes	6	19
Share-based compensation	28	19
Loss (gain) on debt repayment	5	(17)
Other, net	(1)	7
Changes in operating assets and liabilities:
Receivables	(174)	91
Prepaid expenses and other current assets	(157)	18
Medical claims and benefits payable	106	(194)
Amounts due government agencies	201	17
Accounts payable, accrued liabilities and other	251	(61)
Deferred revenue	(195)	(181)
Income taxes	184	(3)
Net cash provided by operating activities	749	156
Investing activities:
Purchases of investments	(670)	(1,162)
Proceeds from sales and maturities of investments	750	791
Purchases of property, equipment and capitalized software	(45)	(20)
Other, net	3	(2)
Net cash provided by (used in) investing activities	38	(393)
Financing activities:
Proceeds from senior notes offering, net of issuance costs	789	—
Repayment of term loan facility	(600)	—
Common stock purchases	(453)	—
Proceeds from borrowings under term loan facility	380	220
Cash paid for partial termination of warrants	(30)	(424)
Cash paid for partial settlement of conversion option	(27)	(473)
Cash received for partial settlement of call option	27	473
Repayment of principal amount of convertible senior notes	(12)	(185)
Other, net	(3)	27
Net cash provided by (used in) financing activities	71	(362)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	858	(599)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	2,508	2,926
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$3,366	$2,327
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 6

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Six Months Ended June 30,
	2020	2019

	(In millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(8)	$(7)

Details of change in fair value of derivatives, net:
(Loss) gain on call option	$(2)	$166
Gain (loss) on conversion option	2	(166)
Change in fair value of derivatives, net	$—	$—
See accompanying notes.

Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2020

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
The Health Plans segment consists of health plans operating in 14 states and the Commonwealth of Puerto Rico. As of June 30, 2020, these health plans served approximately 3.6 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies. The health plans are generally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (“HMO”).
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
Recent Developments – Health Plans Segment
New York. On July 1, 2020, we completed the acquisition of certain assets of YourCare Health Plan, Inc. The purchase price of $42 million was funded with cash on hand.
Kentucky. In May 2020, our Kentucky health plan was selected as an awardee pursuant to the statewide Medicaid managed care RFP issued by the Kentucky Cabinet for Health and Family Services, Department for Medicaid Services. The contract is expected to begin on January 1, 2021, and runs through December 31, 2024, with six additional two-year renewal options.
In addition, on July 17, 2020, we entered into a definitive agreement to acquire certain assets of Passport Health Plan in Kentucky. The purchase price for the transaction is approximately $20 million, plus contingent consideration that is payable in 2021 based on our Kentucky health plan’s open enrollment results for the 2021 plan year. We intend to fund this purchase with cash on hand. The transaction is subject to federal and state regulatory approvals, and other customary closing conditions, and is expected to close before the end of 2020.
Acquisition of Magellan Complete Care. On April 30, 2020, we entered into a definitive agreement to acquire the Magellan Complete Care (“MCC”) line of business of Magellan Health, Inc. Net of certain tax benefits, the purchase price for the transaction is approximately $820 million, which we intend to fund with cash on hand. The transaction is subject to federal and state regulatory approvals, and other customary closing conditions, and is expected to close by the first quarter of 2021. In connection with this transaction, Magellan Health, Inc. has agreed to provide certain transition services following the closing.
Texas. In March 2020, the Texas Health and Human Services Commission (“HHSC”) notified our Texas health plan that HHSC had upheld our protest and had canceled all previously awarded contracts associated with the re-procurement awards announced in October 2019 for the ABD program (known in Texas as “STAR+PLUS”). In addition, HHSC canceled the pending re-procurement associated with the TANF and CHIP programs (known in Texas as “STAR/CHIP”). HHSC further indicated that it was deliberating next steps with respect to both re-procurements.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 8

Puerto Rico. We are exiting Puerto Rico’s Medicaid program when our current contract expires in October 2020. We will work closely with the regulatory authorities and the provider community in a manner designed to ensure that our members in Puerto Rico are cared for and have reliable continuity of care.
Illinois. In March 2020, we terminated our agreement to acquire all of the capital stock of NextLevel Health Partners, Inc. due to the seller’s stated unwillingness to close pursuant to the terms of the acquisition agreement.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the six months ended June 30, 2020, are not necessarily indicative of the results for the entire year ending December 31, 2020.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include:
•The determination of medical claims and benefits payable of our Health Plans segment;
•Health Plans segment contractual provisions that may limit revenue recognition based upon the costs incurred or the profits realized under a specific contract;
•Health Plans segment quality incentives that allow us to recognize incremental revenue if certain quality standards are met;
•Settlements under risk or savings sharing programs;
•The assessment of long-lived and intangible assets, and goodwill for impairment;
•The determination of reserves for potential absorption of claims unpaid by insolvent providers;
•The determination of reserves for the outcome of litigation;
•The determination of valuation allowances for deferred tax assets; and
•The determination of unrecognized tax benefits.

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

	June 30,
	2020	2019

	(In millions)
Cash and cash equivalents	$3,303	$2,253
Restricted cash and cash equivalents	63	74
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$3,366	$2,327

Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 9

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
Accrued interest receivable relating to our AFS and HTM securities is presented within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets, and amounted to $10 million and $12 million at June 30, 2020, and December 31, 2019, respectively. We do not measure an allowance for credit losses on accrued interest receivable. Instead, we write off accrued interest receivable that has not been collected within 90 days of the interest payment due date. We recognize such write offs as a reversal of interest income. No accrued interest was written off during the six months ended June 30, 2020.
Premium Revenue Recognition and Premiums Receivable
Premium revenue is generated from our Health Plans segment contracts related to our Medicaid, Medicare and Marketplace programs. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. The state Medicaid programs and the federal Medicare program periodically adjust premiums. Additionally, many of our contracts contain provisions that may adjust or limit revenue or profit, as described below. Consequently, we recognize premium revenue as it is earned under such provisions. Liabilities accrued for premiums to be returned under such provisions are recognized as amounts due government agencies in our consolidated balance sheets.
A summary of the categories of amounts due government agencies is as follows:

	June 30, 2020	December 31, 2019

	(In millions)
Medicaid program:
Minimum MLR and profit sharing	$85	$92
Other	105	95
Medicare program:
Risk adjustment and Part D risk sharing	38	14
Minimum MLR and profit sharing	16	36
Other	24	21
Marketplace program:
Risk adjustment	529	368
Minimum MLR	41	15
Other	27	23
Total amounts due government agencies	$865	$664
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 10

Contractual Provisions That May Adjust or Limit Revenue or Profit
Medicaid Program
Minimum MLR and Medical Cost Corridors. A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs. Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold.
Profit Sharing. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any.
Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we adjust our premium revenue in the period in which we determine that the adjustment is probable and reasonably estimable, and is based on our best estimate of the ultimate premium we expect to realize for the period being adjusted.
Various states are implementing or proposing temporary premium rate refunds, profit corridors, and related actions in response to the reduced demand for medical services stemming from COVID-19, which are resulting in a reduction of our medical margin. In some cases, these premium refunds and related actions are retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. We have accrued approximately $75 million in the second quarter of 2020 for certain of these retroactive premium refunds and related actions that we believe to be probable, and where the ultimate premium amount is reasonably estimable. There is potential for additional near-term premium actions, however, these proposals have not yet been finalized or enacted, the outcomes are subject to significant uncertainties, and there are still wide variations in the formulas and methodologies to be potentially employed. Due to these uncertainties, the probability and ultimate impact of the changes cannot be reasonably estimated at this time. We do not expect the uncertainties related to these proposals to become known until the third or fourth quarter of 2020. The facts for one or more of these pending matters could subsequently change as a result of further developments, and the ultimate outcome could differ materially from our estimates, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Medicare Program
Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and Centers for Medicare & Medicaid Services (“CMS”) practices.
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
Marketplace Program
Risk Corridor Settlement. On April 27, 2020, the United States Supreme Court issued its opinion in Maine Community Health Options v. United States. The Supreme Court held that §1342 of the Affordable Care Act obligated the federal government to pay participating insurers the full Marketplace risk corridor amounts calculated by that statute, that such payment obligations survived Congress’ appropriations riders, and that impacted insurers may sue the federal government in the U.S. Court of Federal Claims to recover damages for breach of that obligation. On June 18, 2020, the Claims Court granted us judgment in the amount of $128.1 million for our 2014, 2015, and 2016 Marketplace risk corridor claims. This favorable judgment does not create additional minimum MLR rebates. We had not recognized the judgment as of June 30, 2020, because the timing of collection of the judgment award is uncertain.
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience,
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 11

and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of June 30, 2020, Marketplace risk adjustment payables amounted to $529 million and related receivables amounted to $72 million, for a net payable of $457 million, of which $160 million relates to 2020 and $297 million relates primarily to 2019. As of December 31, 2019, Marketplace risk adjustment payables amounted to $368 million and related receivables amounted to $63 million, for a net payable of $305 million, which relates primarily to 2019 and prior periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Maximum available quality incentive premium - current period	$65	$46	$126	$91

Quality incentive premium revenue recognized in current period:
Earned current period	$58	$37	$102	$63
Earned prior periods	7	10	19	30
Total	$65	$47	$121	93

Quality incentive premium revenue recognized as a percentage of total premium revenue	1.5%	1.2%	1.4%	1.2%
Receivables
Receivables consist primarily of amounts due from government agencies, which may be subject to potential retroactive adjustments. Because substantially all our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant.

	June 30, 2020	December 31, 2019

	(In millions)
Government receivables	$1,056	$1,056
Pharmacy rebate receivables	161	150
Health insurer fee reimbursement receivables	137	5
Other	226	195
Total	$1,580	$1,406

Reinsurance
We bear underwriting and reserving risks associated with our health plan subsidiaries. Until the second quarter of 2020, we limited our risk of catastrophic losses solely by maintaining high deductible reinsurance coverage with a highly-rated, unaffiliated insurance company (the “third-party reinsurer”). Beginning in the second quarter of 2020, we now retain certain of these risks through our wholly-owned, captive insurance subsidiary (the “captive”). We continue to reduce our exposure to significant catastrophic losses by insuring levels of coverage, with the third-party reinsurer, for losses in excess of what we retain with the captive. Because we remain liable to our policyholders in the event the third-party reinsurer is unable to pay its portion of the losses, we continually monitor the third-party
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 12

reinsurer’s financial condition, including its ability to maintain high credit ratings. We report reinsurance premiums as a reduction to premium revenue, while related reinsurance recoveries are reported as a reduction to medical care costs. Intercompany transactions with our captive are eliminated in consolidation.
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
Health Insurer Fee
Under the Affordable Care Act, the federal government imposes an annual fee, or excise tax, on health insurers for each calendar year (the “HIF”). Public Law No. 115-120 provided for a HIF moratorium in 2019; therefore, there was no HIF incurred or reimbursed in that year. The HIF is reinstated in 2020, but the Further Consolidated Appropriations Act, 2020, repealed the HIF effective for years after 2020. The HIF is allocated to health insurers based on each health insurer's share of net premiums for all U.S. health insurers in the year preceding the assessment. Our estimated HIF liability for 2020 is $277 million, of which $271 million was accrued as of January 1, 2020 and an additional $6 million was accrued in the second quarter, with a corresponding deferred expense asset that will be amortized to expense through December 31, 2020, on a straight-line basis. The HIF is not deductible for income tax purposes, and is payable by September 30, 2020. Due to the reinstatement of the HIF in 2020, our effective tax rate is higher in 2020 compared with 2019.
Under the Medicaid program, we must secure additional reimbursement from our state partners for this added cost. We have obtained a contractual commitment or are receiving payments from all states in which we operate Medicaid programs to reimburse us for the HIF, and such HIF revenue is being recognized ratably throughout the year.
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
Recent Accounting Pronouncements Adopted
Credit Losses. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently modified by several ASUs issued in 2018 and 2019. We adopted Topic 326 effective January 1, 2020, using the modified retrospective approach. Under this method we recognized the cumulative effect of adopting the standard as an adjustment to the opening balance of retained earnings on January 1, 2020, which was immaterial.
Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by a change in the reference rate from the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued, if certain conditions are met. ASU 2020-04 is effective
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 13

immediately and expires after December 31, 2022. We are evaluating the effect of reference rate reform and this guidance on our contracts and other transactions.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income per Share
The following table sets forth the calculation of net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions, except net income per share)
Numerator:
Net income	$276	$196	$454	$394
Denominator:
Shares outstanding at the beginning of the period	58.6	62.1	61.9	62.1
Weighted-average number of shares issued:
Stock purchases	—	—	(2.5)	—
Denominator for basic net income per share	58.6	62.1	59.4	62.1
Effect of dilutive securities: (1)
Warrants	—	1.3	—	2.4
Stock-based compensation	0.8	0.6	0.8	0.6
Denominator for diluted net income per share	59.4	64.0	60.2	65.1

Net income per share - Basic (2)	$4.72	$3.15	$7.65	$6.34
Net income per share - Diluted (2)	$4.65	$3.06	$7.54	$6.04

______________________________
(1) The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. All warrants outstanding as of December 31, 2019, were settled in the first quarter of 2020. For more information refer to Note 8, “Stockholders' Equity.”
(2) Source data for calculations in thousands.

4. Fair Value Measurements
We consider the carrying amounts of current assets and current liabilities to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions that we use to a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, refer to our 2019 Annual Report on Form 10-K, Note 4, “Fair Value Measurements.”
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 14

Our financial instruments measured at fair value on a recurring basis at June 30, 2020, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,139	$—	$1,139	$—
Mortgage-backed securities	439	—	439	—
Municipal securities	176	—	176	—
Asset-backed securities	139	—	139	—
Certificates of deposit	7	—	7	—
U.S. Treasury notes	4	—	4	—
Government-sponsored enterprise securities (“GSEs”)	2	—	2	—
Total	$1,906	$—	$1,906	$—
Our financial instruments measured at fair value on a recurring basis at December 31, 2019, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,178	$—	$1,178	$—
Mortgage-backed securities	420	—	420	—
Municipal securities	78	—	78	—
Asset-backed securities	127	—	127	—
Certificates of deposit	1	—	1	—
U.S. Treasury notes	86	—	86	—
GSEs	49	—	49	—
Other	7	—	7	—
Subtotal	1,946	—	1,946	—
Call option derivative asset	29	—	—	29
Total assets	$1,975	$—	$1,946	$29

Conversion option derivative liability	$29	$—	$—	$29
Total liabilities	$29	$—	$—	$29
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the six months ended June 30, 2020.
Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments in the accompanying consolidated balance sheets:

	Balance Sheet Location	June 30, 2020	December 31, 2019

		(In millions)
Derivative asset:
Call option	Current assets: Prepaid expenses and other current assets	$—	$29
Derivative liability:
Conversion option	Current liabilities: Accounts payable, accrued liabilities and other	$—	$29
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 15

For additional description of our derivative financial instruments, see Note 11, “Debt,” and Note 12, “Derivatives,” in our 2019 Annual Report on Form 10-K. Our derivative financial instruments did not qualify for hedge treatment; therefore, the change in fair value of these instruments is recognized immediately in our consolidated statements of income, and reported in “Other expense (income), net.” Gains and losses for our derivative financial instruments are presented individually in the accompanying consolidated statements of cash flows, “Supplemental cash flow information.”
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

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes	$789	$802	$—	$—
5.375% Notes	696	723	696	745
4.875% Notes	327	333	327	340
Term loan facility (1)	—	—	220	220
1.125% Convertible Notes (1)	—	—	12	42
Total	$1,812	$1,858	$1,255	$1,347
______________________
(1)For more information on debt repayments, refer to Note 7, “Debt.”

5. Investments
Available-for-Sale
We consider all our investments classified as current assets to be available-for-sale. The following tables summarize our investments as of the dates indicated:

	June 30, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,108	$33	$2	$1,139
Mortgage-backed securities	433	9	3	439
Municipal securities	174	2	—	176
Asset-backed securities	136	3	—	139
Certificates of deposit	7	—	—	7
U.S. Treasury notes	4	—	—	4
GSEs	2	—	—	2
Total	$1,864	$47	$5	$1,906

Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 16

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,174	$5	$1	$1,178
Mortgage-backed securities	420	1	1	420
Municipal securities	78	—	—	78
Asset-backed securities	126	1	—	127
Certificates of deposit	1	—	—	1
U.S. Treasury notes	86	—	—	86
GSEs	49	—	—	49
Other	7	—	—	7
Total	$1,941	$7	$2	$1,946
The contractual maturities of our available-for-sale investments as of June 30, 2020 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$263	$265
Due after one year through five years	979	1,009
Due after five years through ten years	172	176
Due after ten years	450	456
Total	$1,864	$1,906

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains amounted to $1 million and $6 million for the three and six months ended June 30, 2020, respectively. Gross realized investment losses were insignificant in the three and six months ended June 30, 2020. Gross realized investment gains and losses were insignificant for the three and six months ended June 30, 2019.
We have determined that unrealized losses at June 30, 2020, and December 31, 2019, have primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we have determined that an allowance for credit losses is not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of June 30, 2020:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$63	$2	29	$—	$—	—
Mortgage-backed securities	53	3	34	—	—	—
Total	$116	$5	63	$—	$—	—

Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 17

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

Held-to-Maturity
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
We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $87 million at June 30, 2020, of which $83 million will mature in one year or less, and $4 million will mature in after one through five years.

6. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated.

	June 30, 2020	December 31, 2019

	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$1,432	$1,406
Pharmacy payable	132	126
Capitation payable	74	55
Other	322	267
Total	$1,960	$1,854

“Other” medical claims and benefits payable includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $86 million and $132 million as of June 30, 2020, and December 31, 2019, respectively.
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The amounts presented for “Components of medical care costs related to: Prior years” represent the amounts by which our original estimate of medical claims and benefits payable at the beginning of the year were more than the actual amount of the liability, based on information (principally the payment of claims) developed since that liability was first reported.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 18

	Six Months Ended June 30,
	2020	2019

	(In millions)
Medical claims and benefits payable, beginning balance	$1,854	$1,961
Components of medical care costs related to:
Current year	7,372	7,069
Prior years	(58)	(232)
Total medical care costs	7,314	6,837
Change in non-risk and other provider payables	(34)	4
Payments for medical care costs related to:
Current year	5,688	5,585
Prior years	1,486	1,450
Total paid	7,174	7,035
Medical claims and benefits payable, ending balance	$1,960	$1,767

Our estimates of medical claims and benefits payable recorded at December 31, 2019, and 2018 developed favorably by approximately $58 million and $232 million as of June 30, 2020, and 2019, respectively.
In the six months ended June 30, 2020, medical care costs related to the prior year reflect the release of additional reserves for moderately adverse conditions included in our prior year estimates, partially offset by higher than expected costs for settling certain claims with certain providers. The differences between our original estimates for such claims in 2019, and the ultimate costs in 2020, were not discernible until additional information was provided to us in 2020 and the effect became clearer over time as claim payments were processed. The release of additional reserves for moderately adverse conditions included in our prior year estimates was substantially offset by the replenishment of the reserve recorded in medical care costs related to the current year.

7. Debt
All our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets:

	June 30, 2020	December 31, 2019

	(In millions)
Current portion of long-term debt: (1)
Term loan facility	$—	$6
1.125% Convertible Notes, net of unamortized discount	—	12
Total	$—	$18
Non-current portion of long-term debt:
4.375% Notes due 2028	$800	$—
5.375% Notes due 2022	700	700
4.875% Notes due 2025	330	330
Term loan facility	—	214
Deferred debt issuance costs	(18)	(7)
Total	$1,812	$1,237

______________________
(1)Reported in “Accounts payable, accrued liabilities and other.”
Credit Agreement
In June 2020, we entered into a credit agreement (the “Credit Agreement”) that replaced our prior credit agreement. The terms of the Credit Agreement are substantially similar to the terms of the prior agreement. Among various provisions, significant changes incorporated to the Credit Agreement included:
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 19

•An increase of the revolving credit facility (the “Credit Facility”) from $500 million to $1.0 billion;
•A $15 million swingline sub-facility and a $100 million letter of credit sub-facility;
•An increase of incremental term loans available to finance certain acquisitions from $150 million to $500 million, plus an unlimited amount as long as our consolidated net leverage ratio is not greater than 3:1;
•The ability to engage in acquisitions where the consummation of such acquisitions is not conditioned on the availability of, or on obtaining, third-party financing;
•Termination of the term loan facility under the prior credit agreement, which was repaid as described below; and
•LIBOR succession provisions.
The Credit Agreement has a term of five years, and all amounts outstanding will be due and payable on June 8, 2025. Borrowings under the Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus, in each case, the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, we are required to pay a quarterly commitment fee.
The Credit Agreement contains customary non-financial and financial covenants. As of June 30, 2020, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt. As of June 30, 2020, no amounts were outstanding under the Credit Facility.
In the second quarter and six months ended June 30, 2020, we recognized losses on debt repayment of $5 million, in connection with repayment of our term loan facility and other financing transactions. In the second quarter and six months ended June 30, 2019, we recognized gains on debt repayment of $14 million and $17 million, respectively, in connection with convertible senior notes repayment transactions.
High-Yield Senior Notes
Our high-yield senior notes are described below. Each of these notes are senior unsecured obligations of Molina and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina. In addition, each of the notes contain customary non-financial covenants and change of control provisions.
The indentures governing the high-yield senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. On June 2, 2020, we completed the private offering of $800 million aggregate principal amount of senior notes (the “4.375% Notes”) due June 15, 2028, unless earlier redeemed. The 4.375% Notes contain optional early redemption provisions, with redemption prices in excess of par. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 2020. The proceeds from the 4.375% Notes offering was used to repay $600 million principal amount outstanding under the term loan facility of the prior credit agreement, and for general corporate purposes. Deferred issuance costs amounted to $11 million.
5.375% Notes due 2022. We had $700 million aggregate principal amount of senior notes (the “5.375% Notes”) outstanding as of June 30, 2020, which are due November 15, 2022, unless earlier redeemed. Interest, at a rate of 5.375% per annum, is payable semiannually in arrears on May 15 and November 15.
4.875% Notes due 2025. We had $330 million aggregate principal amount of senior notes (the “4.875% Notes”) outstanding as of June 30, 2020, which are due June 15, 2025, unless earlier redeemed. Interest, at a rate of 4.875% per annum, is payable semiannually in arrears on June 15 and December 15.
1.125% Cash Convertible Senior Notes due 2020
For a description of the 1.125% cash convertible senior notes due January 15, 2020 (the “1.125% Convertible Notes”), see Note 11, “Debt,” in our 2019 Annual Report on Form 10-K. In January 2020, we paid $39 million to settle the outstanding $12 million principal amount of the 1.125% Convertible Notes, and settle the related conversion option.

Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 20

8. Stockholders' Equity
Stock Purchase Program
In early December 2019, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program was funded by existing cash on hand and was completed in March 2020.
Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 3.4 million shares of our common stock for $446 million in the first quarter of 2020 (average cost of $132.45 per share). In the first quarter of 2020, we also paid $7 million to settle shares purchased in late December 2019.
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
Share-Based Compensation
In connection with our employee stock plans, approximately 188,000 shares of common stock vested or were purchased, net of shares used to settle employees’ income tax obligations, during the six months ended June 30, 2020.
Share-based compensation is recorded to “General and administrative expenses” in the accompanying consolidated statements of income. Total share-based compensation expense amounted to $16 million and $10 million, respectively, in the second quarter of 2020 and 2019. Total share-based compensation expense amounted to $28 million and $19 million, respectively, in the six months ended June 30, 2020 and 2019.
As of June 30, 2020, there was approximately $85 million of total unrecognized compensation expense related to unvested restricted stock awards (“RSAs”), and performance stock units (“PSUs”), which we expect to recognize over remaining weighted-average periods of 2.7 years and 1.7 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 11.3% for non-executive employees as of June 30, 2020.
As of June 30, 2020, there was also $1 million of total unrecognized compensation expense related to unvested stock options, which will be recognized by the end of 2020. No stock options were granted or exercised in the six months ended June 30, 2020.
Activity for RSAs and PSUs is summarized below:

	RSAs	PSUs	Total	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2019	447,680	324,078	771,758	$102.01
Granted	318,299	185,422	503,721	123.07
Vested	(160,927)	(7,368)	(168,295)	93.34
Forfeited	(20,073)	(26,096)	(46,169)	103.65
Unvested balance, June 30, 2020	584,979	476,036	1,061,015	$113.31
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 21

The aggregate fair values of RSAs and PSUs granted and vested are presented in the following table:

	Six Months Ended June 30,
	2020	2019

	(In millions)
Granted:
RSAs	$39	$30
PSUs	23	19
Total granted	$62	$49
Vested:
RSAs	$20	$18
PSUs	1	2
Total vested	$21	$20

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
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Total revenue:
Health Plans	$4,616	$4,190	$9,161	$8,307
Other	2	3	6	5
Consolidated	$4,618	$4,193	$9,167	$8,312

The following table reconciles margin to consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Margin:
Health Plans	$774	$583	$1,362	$1,164
Add: other operating revenues (1)	246	144	491	311
Less: other operating expenses (2)	(596)	(462)	(1,155)	(930)
Operating income	424	265	698	545
Other expenses, net	29	8	50	28
Income before income tax expense	$395	$257	$648	$517
______________________
(1)Other operating revenues include premium tax revenue, health insurer fees reimbursed, and investment income and other revenue.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 22

(2)Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, and other costs.
10. Commitments and Contingencies
COVID-19 Pandemic
We continue to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic. As the pandemic evolves, we continue to process, assemble, and assess utilization information. We believe that our cash resources, borrowing capacity available under the Credit Agreement, and cash flow generated from operations will be sufficient to withstand the financial impact of the pandemic, and will enable us to continue to support our operations, regulatory requirements, debt repayment obligations, and capital expenditures for the foreseeable future.
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

Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “guidance,” “future,” “anticipates,” “believes,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, Current Reports on Form 8-K, and in this Form 10-Q, titled “Risk Factors,” including without limitation the following:
•the impact of the COVID-19 pandemic on our operations and financial results;
•the numerous political, judicial, and market-based uncertainties associated with the Affordable Care Act (the “ACA”) or “Obamacare,” including the ultimate outcome of the Texas et al. v. U.S. et al. matter now pending before the U.S. Supreme Court;
•significant budget pressures on state governments from diminished tax revenues and their efforts to curtail current rates, to implement expected rate increases, or to maintain existing benefit packages or membership eligibility thresholds or criteria;
•our expected exit from Puerto Rico, including the successful transfer of our members to alternative health plans, the effective run-out of claims, and the return of our capital;
•the market dynamics surrounding the ACA Marketplaces, including but not limited to uncertainties associated with the elasticity of demand for our products based on our pricing, risk adjustment estimates and results, the potential for disproportionate enrollment of higher acuity members, and the discontinuation of premium tax credits;
•the uncertainties associated with the November 2020 Presidential and Congressional election;
•subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including changes to estimated amounts payable or receivable related to Marketplace risk adjustment;
•the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, repay our outstanding indebtedness at maturity, and meet our general liquidity needs;
•our ability to consummate, integrate, and realize benefits from acquisitions, including the announced acquisitions of Magellan Complete Care and of Passport;
•effective management of our medical costs;
•our ability to predict with a reasonable degree of accuracy utilization rates, including utilization rates associated with the flu or coronavirus;
•the full reimbursement of the ACA health insurer fee, or HIF;
•the success of our efforts to retain existing or awarded government contracts, and the success of any requests for proposal, including our contracts in Ohio, California, Texas, and Kentucky;
•the ability to manage our operations, including maintaining and creating adequate internal systems and controls relating to authorizations, approvals, provider payments, and the overall success of our care management initiatives;
•our receipt of adequate premium rates to support increasing pharmacy costs, including costs associated with specialty drugs and costs resulting from formulary changes that allow the option of higher-priced non-generic drugs;
•our ability to operate profitably in an environment where the trend in premium rate increases lags behind the trend in increasing medical costs;
•the interpretation and implementation of federal or state medical cost expenditure floors, administrative cost and profit ceilings, premium stabilization programs, profit-sharing arrangements, and risk adjustment provisions and requirements;
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 24

•our estimates of amounts owed for such cost expenditure floors, administrative cost and profit ceilings, premium stabilization programs, profit-sharing arrangements, and risk adjustment provisions;
•the Medicaid expansion medical cost corridor, and any other retroactive adjustment to revenue where methodologies and procedures are subject to interpretation or dependent upon information about the health status of participants other than Molina members;
•the interpretation and implementation of at-risk premium rules and state contract performance requirements regarding the achievement of certain quality measures, and our ability to recognize revenue amounts associated therewith;
•cyber-attacks, ransomware attacks, or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected health information;
•the success and renewal of our duals demonstration programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;
•the accurate estimation of incurred but not reported or paid medical costs across our health plans;
•efforts by states to recoup previously paid and recognized premium amounts;
•complications, member confusion, eligibility re-determinations, or enrollment backlogs related to the renewal of Medicaid coverage, as well as the chilling effect of the new so-called public charge rule;
•government audits, reviews, comment letters, or potential investigations, and any fine, sanction, enrollment freeze, monitoring program, or premium recovery that may result therefrom;
•changes with respect to our provider contracts and the loss of providers;
•approval by state regulators of dividends and distributions by our health plan subsidiaries;
•changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;
•high dollar claims related to catastrophic illness;
•the favorable resolution of litigation, arbitration, or administrative proceedings, including litigation involving the ACA to which we are not a direct party;
•the relatively small number of states in which we operate health plans, including the greater scale and revenues of our California, Ohio, Texas, and Washington health plans;
•the failure to comply with the financial or other covenants in the Credit Agreement or the indentures governing our outstanding notes;
•the sufficiency of funds on hand to pay the amounts due upon maturity of our outstanding notes;
•the failure of a state in which we operate to renew its federal Medicaid waiver;
•changes generally affecting the managed care industry;
•increases in government surcharges, taxes, and assessments;
•the unexpected loss of the leadership of one or more of our senior executives; and
•increasing competition and consolidation in the Medicaid industry.
Each of the terms “Molina Healthcare, Inc.” “Molina Healthcare,” “Company,” “we,” “our,” and “us,” as used herein, refers collectively to Molina Healthcare, Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Readers should refer to the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, Current Reports on Form 8-K, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
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

Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 25

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Through our locally operated health plans in 14 states and the Commonwealth of Puerto Rico, we served approximately 3.6 million members as of June 30, 2020. The health plans are generally operated by our respective wholly owned subsidiaries in those states, each of which is licensed as a health maintenance organization (“HMO”).
SECOND QUARTER 2020 HIGHLIGHTS
We reported net income per diluted share of $4.65 for the second quarter of 2020, with net income of $276 million. This result was supported by:
•Premium revenue of $4.4 billion, which increased 8.0%.
•A consolidated medical care ratio (“MCR”) of 82.3%, which decreased by 330 basis points compared with 85.6% in the second quarter of 2019.
•A general and administrative expense (“G&A”) ratio of 7.5%, which was 30 basis points lower than 2019.
•An after-tax margin of 6.0%, which was higher than our expectations.
The COVID-19 pandemic impacted many aspects of our quarterly results. Some of these impacts increased earnings, while others served to decrease earnings. Our medical margin in the second quarter of 2020 was impacted by two significant and conflicting impacts related to the COVID-19 pandemic.
On the one hand, we had lower than expected medical costs due to COVID-related curtailment of utilization, a phenomenon that may or may not recur during the balance of the year. On the other hand, we had lower than expected Medicaid revenue related to retroactively applicable Medicaid premium refunds payable in a number of our states.
We estimate that, in combined effect, all the COVID-related impacts resulted in an increase in net income in a range of approximately $65 million to $100 million, or $1.10 to $1.65 in net income per diluted share.
Also impacting our second quarter results was the performance of our Marketplace business, where results were slightly lower than expected due to risk scores that were not commensurate with the higher acuity of some new members we now serve.
In summary, the core earnings and growth trajectory of our business have not been disrupted by the short-term impacts of COVID. We continue to perform well across the many fundamentals of managed care, which has been our hallmark, and we are continuing to increase our revenues as a result of our focus on top-line growth.
Balance Sheet
On June 2, 2020, we completed the private offering of $800 million aggregate principal amount of senior notes (the “4.375% Notes”) due June 15, 2028. The proceeds from the 4.375% Notes offering was used to repay $600 million principal amount outstanding under the term loan facility of the prior credit agreement, and for general corporate purposes. In addition, on June 8, 2020, we entered into a $1 billion credit agreement (the “Credit Agreement”) that replaced our prior credit agreement. The terms of the Credit Agreement are substantially similar to the terms of the prior credit agreement, except as described in Notes to Consolidated Financial Statements, Note 7, “Debt.”
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 26

FINANCIAL SUMMARY

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in millions, except per-share amounts)
Premium revenue	$4,372	$4,049	$8,676	$8,001
Premium tax revenue	157	110	307	248
Health insurer fees reimbursed	71	—	137	—
Investment income and other revenue	18	34	47	63

Medical care costs	$3,598	$3,466	$7,314	$6,837
General and administrative expenses	345	328	662	630
Premium tax expenses	157	110	307	248
Health insurer fees	71	—	139	—

Operating income	$424	$265	$698	$545
Interest expense	24	22	45	45
Other expense (income), net	5	(14)	5	(17)
Income before income tax expense	395	257	648	517
Income tax expense	119	61	194	123
Net income	276	196	454	394
Net income per share - Diluted	$4.65	$3.06	$7.54	$6.04

Operating Statistics:
Ending total membership	3,555,000	3,370,000	3,555,000	3,370,000
MCR (1)	82.3%	85.6%	84.3%	85.5%
G&A ratio (2)	7.5%	7.8%	7.2%	7.6%
Premium tax ratio (1)	3.5%	2.6%	3.4%	3.0%
Effective income tax rate	30.0%	24.0%	29.9%	23.9%
After-tax margin (2)	6.0%	4.7%	5.0%	4.7%
________________________
(1) MCR represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.
(2) G&A ratio represents general and administrative expenses as a percentage of total revenue. After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the second quarter of 2020 amounted to $276 million, or $4.65 per diluted share, compared with $196 million, or $3.06 per diluted share, in the second quarter of 2019. Operating income of $424 million in the second quarter of 2020, was higher compared with $265 million in the second quarter of 2019.
Net income in the six months ended June 30, 2020, amounted to $454 million, or $7.54 per diluted share, compared with $394 million, or $6.04 per diluted share, in the six months ended June 30, 2019. Operating income of $698 million in the six months ended June 30, 2020, was higher compared with $545 million in the six months ended June 30, 2019.
The improvement in operating income for both periods was mainly due to a reduction in the MCR.
Net income per share in the second quarter and six months ended June 30, 2020, was favorably impacted by the reduction in common shares outstanding as a result of our share repurchase program that began in late 2019 and concluded in the first quarter of 2020. See further discussion in “Liquidity and Financial Condition,” below.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 27

PREMIUM REVENUE
Premium revenue increased $323 million in the second quarter of 2020, when compared with the second quarter of 2019, primarily due to increases in the Medicaid and Medicare programs, resulting mainly from an increase in member months. The increase was net of COVID-related premium refunds we expect to pay in certain markets.
Premium revenue increased $675 million in the six months ended June 30, 2020, when compared with the six months ended June 30, 2019, primarily due to increases in the Medicaid and Medicare programs.
MEDICAL CARE RATIO
The consolidated MCR for the second quarter of 2020 decreased to 82.3%, compared to 85.6% for the second quarter of 2019, reflecting the impact of reduced demand for medical services across all programs due to the COVID-19 pandemic, partially offset by COVID-related premium refunds and related actions, and the impact of lower premiums in the Marketplace program. In the second quarter of 2020, the lower medical costs and the retroactive rate refunds combined reduced our reported MCR by an estimated 300 to 400 basis points.
The consolidated MCR for the six months ended June 30, 2020, decreased to 84.3%, compared to 85.5% for the six months ended June 30, 2019. Reserve development for the first six months of 2020 was not material. The comparable period in the prior year was positively impacted by 110 basis points of favorable reserve development, primarily in the Medicaid program.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 3.5% in the second quarter of 2020, compared with 2.6% the second quarter of 2019; and 3.4% compared with 3.0% for the six months ended June 30, 2020 and 2019, respectively. The current year ratio increases are mainly due to the state of Illinois’ implementation of a managed care organization provider assessment in the third quarter of 2019.
INVESTMENT INCOME AND OTHER REVENUE
Investment income and other revenue decreased to $18 million in the second quarter of 2020, compared with $34 million in the second quarter of 2019, and decreased to $47 million in the six months ended June 30, 2020, compared with $63 million in the six months ended June 30, 2019. We expect investment income to decline in 2020 compared with 2019, due to the low interest rate environment.
G&A EXPENSES
The G&A expense ratio decreased to 7.5% in the second quarter of 2020, from 7.8% in the second quarter of 2019, and decreased to 7.2% in the six months ended June 30, 2020, compared with the 7.6% in the six months ended June 30, 2019. These decreases were mainly due to increased revenues. The second quarter and six months ended June 30, 2020 also reflect approximately $25 million and $31 million, respectively, of incremental expense associated with a variety of new COVID-related operational protocols, technology implementations, and benefits for our employees.
HEALTH INSURER FEES (“HIF”)
In the second quarter of 2020 and the six months ended June 30, 2020, HIF expense amounted to $71 million and $139 million, respectively, and HIF reimbursements amounted to $71 million and $137 million, respectively. Public Law No. 115-120 provided for a HIF moratorium in 2019; therefore, there was no HIF incurred or reimbursed in that year. The HIF is reinstated in 2020, but the Further Consolidated Appropriations Act, 2020, repealed the HIF effective for years after 2020.
INTEREST EXPENSE
Interest expense increased to $24 million in the second quarter of 2020, compared with $22 million in the second quarter of 2019. Additional interest expense relating to the 4.375% Notes issued in the second quarter of 2020, was partially offset by the decrease in interest expense resulting from the settlement of the convertible senior notes. Interest expense was $45 million in the six months ended June 30, 2020, and was unchanged compared with the six months ended June 30, 2019. As further described below in “Liquidity,” a portion of the proceeds from the 4.375% Notes offering was used to repay $600 million principal amount outstanding under the term loan facility of the prior credit agreement. See further discussion in Notes to Consolidated Financial Statements, Note 7, “Debt.”
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 28

OTHER EXPENSE (INCOME), NET
In the second quarter and six months ended June 30, 2020, we recognized losses on debt repayment of $5 million, in connection with repayment of our term loan facility and other financing transactions. In the second quarter and six months ended June 30, 2019, we recognized gains on debt repayment of $14 million and $17 million, respectively, in connection with convertible senior notes repayment transactions.
INCOME TAXES
Income tax expense amounted to $119 million in the second quarter of 2020, or 30.0% of pretax income, compared with income tax expense of $61 million, or 24.0% of pretax income in the second quarter of 2019. Income tax expense amounted to $194 million in the six months ended June 30, 2020, or 29.9% of pretax income, compared with income tax expense of $123 million, or 23.9% of pretax income in the six months ended June 30, 2019. The effective tax rate is higher in 2020 due to higher nondeductible expenses in 2020, primarily related to the nondeductible HIF. The HIF was not applicable in 2019 due to the moratorium as noted above.

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
Margin for our Health Plans segment is referred to as “Medical Margin.” Medical Margin amounted to $774 million in the second quarter of 2020, and $583 million in the second quarter of 2019. Medical Margin amounted to $1,362 million in the six months ended June 30, 2020, and $1,164 million in the six months ended June 30, 2019. Management’s discussion and analysis of the changes in the individual components of Medical Margin follows.
See Notes to Consolidated Financial Statements, Note 9, “Segments,” for more information on our reportable segments.

HEALTH PLANS
The Health Plans segment consists of health plans operating in 14 states and the Commonwealth of Puerto Rico. As of June 30, 2020, these health plans served approximately 3.6 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
TRENDS AND UNCERTAINTIES
COVID-19 Pandemic
As the COVID-19 pandemic continues to evolve, its ultimate impact to our business, results of operations, financial condition and cash flows is uncertain and difficult to predict. Specific trends and uncertainties related to our Health Plans segment follow.
Federal Economic Stabilization Programs
As a result of the pandemic, various stabilization programs were enacted beginning in March 2020, which may impact our business directly or indirectly, including the following:
Phase 1 - Coronavirus Preparedness and Response Supplemental Appropriations Act. Enacted on March 6, 2020, this legislation provided $8.3 billion in COVID-19 response funding for developing a vaccine and preventing further spread of the virus.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 29

Phase 2 - Families First Coronavirus Response Act. Enacted on March 18, 2020, this legislation provided $100 billion in worker assistance, temporarily increased each qualifying state and territory’s federal medical assistance percentage (“FMAP”) by 6.2% beginning January 1, 2020, and waived cost sharing for COVID-19 testing. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s FMAP.
Phase 3 - Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Enacted on March 27, 2020, the CARES Act provided an estimated $2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. This assistance included loans and support to major industries including airlines and small businesses, direct payments to individuals and families, and $175 billion in relief funds to hospitals and other healthcare providers.
Phase 3b - Paycheck Protection Program and Health Care Enhancement Act. Enacted on April 24, 2020, this legislation provided $310 billion for the depleted Paycheck Protection Program, and additional funding for hospitals and testing.
The Phase 4 stimulus package is currently under consideration by Congress.
Due to the uncertainty as to the duration and breadth of the COVID-19 pandemic, we are unable to reasonably estimate the ultimate impact of the economic stabilization programs to our business, financial condition, and operating results at this time.
Health Plan Operations
The pandemic has impacted our business, and we currently expect it to further impact our business in the following areas:
Member Enrollment. In the second quarter of 2020, we enrolled 151,000 additional members, primarily in the Medicaid program, and mainly due to the suspension of member redeterminations. As of June 30, 2020, we believe that newly unemployed individuals have not yet enrolled in Medicaid managed care in material numbers. While Medicaid eligibility and enrollment are likely to increase due to increased unemployment, it remains unclear how high the membership peak will be, how quickly it will be attained, how quickly it will fall as the economy recovers, and where it will ultimately settle. Therefore, we are currently unable to predict the timing or amount of the expected increases in enrollment. Increased membership would increase our premium revenue, but would also likely result in a significant increase in medical care claims and related costs. We believe that we have the scalability necessary to serve the wave of new membership enrollment, and be an able partner to our state customers.
Demand for Healthcare Services. The pandemic, along with the related quarantine and social distancing measures, has reduced demand for certain routine and non-critical medical services, while at the same time increased demand for other medical services, such as COVID-19 testing and emergency services. Early in the second quarter, we experienced significantly lower utilization in a variety of cost categories, representing approximately two-thirds of our total spend, with utilization levels increasing slowly as the quarter progressed. By the end of the quarter, utilization in these categories was still approximately 10% percent lower than we would have normally expected. The medical cost categories most impacted were elective surgeries, services in ambulatory settings, ER visits, behavioral services and wellness and preventive services. We also have incurred the direct costs to care for COVID patients, with just over 4,100 hospitalizations, which represents an average in-patient episode cost of $9,000, plus the cost of outpatient and other professional services. The cost per COVID episode varies widely depending on the acuity of the patient. Since our book of business is heavily weighted towards Medicaid; the effect on us of elective procedure curtailment is therefore less pronounced.
Medicaid Premium Actions. Due to the reduced demand for medical services described above, the level of utilization that was expected when capitation rates were developed has not occurred. Consequently, various states are implementing or proposing temporary premium rate refunds, profit corridors, and related actions in response to the reduced demand for medical services stemming from COVID-19, which are resulting in a reduction of our medical margin. In some cases, these premium refunds and related actions are retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. We have accrued approximately $75 million in the second quarter of 2020 for certain of these retroactive premium refunds and related actions that we believe to be probable, and where the ultimate premium amount is reasonably estimable. There is potential for additional near-term premium actions, however, these proposals have not yet been finalized or enacted, the outcomes are subject to significant uncertainties, and there are still wide variations in the formulas and methodologies to be potentially employed. Due to these uncertainties, the probability and ultimate impact of the changes cannot be reasonably estimated at this time. We do not expect the uncertainties related to these proposals to become known until the third or fourth quarter of 2020. The facts for one or more of these pending matters could subsequently change as a result
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 30

of further developments, and the ultimate outcome could differ materially from our estimates, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Capital and Financial Resources. Refer to “Liquidity and Financial Condition” below for a discussion of our capital and financial resources.
We continue to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic. As the pandemic evolves, we continue to process, assemble, and assess utilization information. We believe that our cash resources, borrowing capacity available under the Credit Agreement, and cash flow generated from operations will be sufficient to withstand the financial impact of the pandemic, and will enable us to continue to support our operations, regulatory requirements, debt repayment obligations, and capital expenditures for the foreseeable future.
Affordable Care Act
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
The U.S. Supreme Court has accepted the appeal of the Fifth Circuit Court’s decision. The Supreme Court’s decision is expected by June 2021. The ACA remains in effect until judicial review of the decision is concluded. Any final, non-appealable determination that the ACA is unconstitutional could have a material adverse effect on our business, financial condition, cash flows, or results of operations. As of June 30, 2020, we served a significant number of members enrolled in programs created by the ACA, including approximately 669,000 Medicaid Expansion members and 325,000 Marketplace members. In the six months ended June 30, 2020, premium revenue associated with these members amounted to $2.4 billion, and contributed Medical Margin of $477 million.
Other Recent Developments
New York. On July 1, 2020, we completed the acquisition of certain assets of YourCare Health Plan, Inc. The purchase price of $42 million was funded with cash on hand.
Kentucky. In May 2020, our Kentucky health plan was selected as an awardee pursuant to the statewide Medicaid managed care RFP issued by the Kentucky Cabinet for Health and Family Services, Department for Medicaid Services. The contract is expected to begin on January 1, 2021, and runs through December 31, 2024, with six additional two-year renewal options.
In addition, on July 17, 2020, we entered into a definitive agreement to acquire certain assets of Passport Health Plan in Kentucky. The purchase price for the transaction is approximately $20 million, plus contingent consideration that is payable in 2021 based on our Kentucky health plan’s open enrollment results for the 2021 plan year. We intend to fund this purchase with cash on hand.
The acquisition of Passport allows us to enhance operational readiness and promote continuity of care for members in advance of our new contract award in the Kentucky Medicaid market. We believe the anticipated reduction in health plan startup costs and the positive margin impact from incremental revenue will allow us to recover the purchase price from positive cash flow within the first year following the acquisition. The transaction is subject to federal and state regulatory approvals, and other customary closing conditions, and is expected to close before the end of 2020.
Acquisition of Magellan Complete Care. On April 30, 2020, we entered into a definitive agreement to acquire the Magellan Complete Care (“MCC”) line of business of Magellan Health, Inc. Net of certain tax benefits, the purchase price for the transaction is approximately $820 million, which we intend to fund with cash on hand.
MCC is a managed care organization serving members in six states, including Medicaid members in Arizona and statewide in Virginia, and Integrated Acute Care members in Florida. Through its Senior Whole Health branded plans, MCC provides fully integrated plans for Medicaid and Medicare dual beneficiaries in Massachusetts, as well as Managed Long Term Care in New York. MCC also provides consultative services to participants who self-direct their care through Wisconsin’s long-term services and supports (“LTSS”) program. As of December 31, 2019, MCC served approximately 155,000 members in managed care plans and provided services to 25,000 LTSS program participants in Wisconsin, with full year 2019 revenues over $2.7 billion.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 31

The transaction is subject to federal and state regulatory approvals, and other customary closing conditions, and is expected to close by the first quarter of 2021. In connection with this transaction, Magellan Health, Inc. has agreed to provide certain transition services following the closing.
Marketplace Risk Corridor Ruling. On April 27, 2020, the United States Supreme Court issued its opinion in Maine Community Health Options v. United States. The Supreme Court held that §1342 of the Affordable Care Act obligated the federal government to pay participating insurers the full Marketplace risk corridor amounts calculated by that statute, that such payment obligations survived Congress’ appropriations riders, and that impacted insurers may sue the federal government in the U.S. Court of Federal Claims to recover damages for breach of that obligation. On June 18, 2020, the Claims Court granted us judgment in the amount of $128.1 million for our 2014, 2015, and 2016 Marketplace risk corridor claims. This favorable judgment does not create additional minimum MLR rebates. We had not recognized the judgment as of June 30, 2020, because the timing of collection of the judgment award is uncertain.
Illinois. In March 2020, we terminated our agreement to acquire all of the capital stock of NextLevel Health Partners, Inc. due to the seller’s stated unwillingness to close pursuant to the terms of the acquisition agreement.
Puerto Rico. We are exiting Puerto Rico’s Medicaid program when our current contract expires in October 2020. We will work closely with the regulatory authorities and the provider community in a manner designed to ensure that our members in Puerto Rico are cared for and have reliable continuity of care.
Update on Status of Significant Medicaid Contracts
California. Our managed care contracts with the California Department of Health Care Services (“DHCS”) cover six regions in central and southern California (including the Los Angeles region covered under a separate subcontract with Health Net, LLC). These contracts are effective through December 31, 2020, which we expect to be renewed annually until the effectiveness of new forms of contract following RFP awards. DHCS has publicly indicated it expects to release the final Medicaid RFP in 2021, for implementation in January 2024.
Ohio. Our managed care contract with the Ohio Department of Medicaid (“ODM”) covers the entire state of Ohio, and is effective through July 1, 2021. In early 2019, the governor of Ohio asked ODM to initiate a process to re-procure the Ohio Medicaid program related to this contract. The re-procurement of the Ohio Medicaid program is currently projected to be released before the end of 2020, although ODM has not committed to or confirmed a specific timeline at this time.
Texas. On March 25, 2020, the Texas Health and Human Services Commission (“HHSC”), notified our Texas health plan that HHSC had upheld our protest and had canceled all previously awarded contracts associated with the re-procurement awards announced in October 2019 for the ABD program (known in Texas as “STAR+PLUS”). In addition, HHSC canceled the pending re-procurement associated with the TANF and CHIP programs (known in Texas as “STAR/CHIP”). HHSC further indicated that it was deliberating next steps with respect to both re-procurements. We do not expect the HHSC to re-issue the RFPs in the near future.
Update on Status of MMP Contracts
Our current Michigan, South Carolina and Texas MMP contracts are active through December 31, 2020. These contracts represented aggregate revenues of approximately $398 million in six months ended June 30, 2020. The current status of these contracts is as follows:
Michigan. The state has filed an extension request with the Centers for Medicare & Medicaid Services (“CMS”), which is under review. We expect the extension to be completed in two phases: a one-year extension through December 31, 2021; and a two-year extension through December 31, 2023.
South Carolina. CMS has granted a three-year extension through 2023; the contract is pending execution.
Texas. A three-year extension amendment, through December 31, 2023, is under development by CMS and HHSC.
For a discussion of additional Health Plans segment trends, uncertainties and other developments, refer to our 2019 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 32

MEMBERSHIP
The following tables set forth our Health Plans segment membership as of the dates indicated:

	June 30, 2020	December 31, 2019	June 30, 2019
Ending Membership by Government Program:
Medicaid	3,122,000	2,956,000	2,962,000
Medicare	108,000	101,000	100,000
Marketplace	325,000	274,000	308,000
Total	3,555,000	3,331,000	3,370,000

Ending Membership by Health Plan:
California	572,000	565,000	590,000
Florida	131,000	132,000	142,000
Illinois	242,000	224,000	221,000
Michigan	377,000	362,000	360,000
Ohio	329,000	288,000	297,000
Puerto Rico	167,000	176,000	200,000
South Carolina	145,000	131,000	130,000
Texas	352,000	341,000	360,000
Washington	913,000	832,000	811,000
Other (1)	327,000	280,000	259,000
Total	3,555,000	3,331,000	3,370,000

_________________________
(1)“Other” includes the Idaho, Mississippi, New Mexico, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

FINANCIAL PERFORMANCE
The tables in the section below summarize premium revenue, Medical Margin, and MCR by state health plan and by government program for the periods indicated (dollars in millions):
HEALTH PLANS

	Three Months Ended June 30,
	2020			2019
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

California	$559	$111	80.2%	$560	$110	80.4%
Florida	162	25	85.0	176	26	85.7
Illinois	306	50	83.6	242	27	89.0
Michigan	415	106	74.4	413	75	81.8
Ohio	751	119	84.2	654	82	87.3
Puerto Rico	122	25	79.7	122	13	89.2
South Carolina	157	23	85.4	140	15	89.0
Texas	731	83	88.6	765	97	87.3
Washington	775	137	82.2	662	92	86.1
Other (1)	394	95	76.0	315	46	85.5
Total	$4,372	$774	82.3%	$4,049	$583	85.6%

Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 33

	Six Months Ended June 30,
	2020			2019
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

California	$1,110	$196	82.3%	$1,115	$184	83.5%
Florida	316	55	82.8	399	96	76.0
Illinois	614	84	86.4	469	69	85.2
Michigan	826	180	78.2	818	149	81.8
Ohio	1,471	202	86.3	1,274	150	88.2
Puerto Rico	227	23	89.8	224	25	88.7
South Carolina	314	42	86.6	276	36	87.1
Texas	1,474	174	88.1	1,512	203	86.6
Washington	1,548	250	83.8	1,323	138	89.5
Other (1)	776	156	79.9	591	114	80.7
Total	$8,676	$1,362	84.3%	$8,001	$1,164	85.5%
__________________
(1)“Other” includes the Idaho, Mississippi, New Mexico, New York, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.
As discussed in “Trends and Uncertainties” above, the COVID-19 pandemic had a significant impact on many aspects of our quarterly results. Some of these impacts increased earnings, such as the lower than expected medical costs from the curtailment of utilization, while others served to decrease earnings, such as the temporary, retroactive Medicaid premium rate refunds, profit corridors, and related actions enacted by certain states. All our state health plans benefited from the lower than expected medical costs, while certain of our state customers enacted Medicaid premium rate refunds and related actions.
Comments relating to the performance of our health plans in California, Ohio, Texas and Washington, which represent our largest health plans from a premium revenue standpoint, follow:
California. For the second quarter of 2020, Medical Margin was relatively flat year-over-year, as the lower medical costs from the curtailment of utilization was offset by Medicaid premium actions and underperformance in Marketplace. For the six months ended June 30, 2020, Medical Margin improved compared with the prior year due to lower MCRs in the Medicaid and Medicare businesses, due to a net favorable overall impact from COVID-19, partially offset by the underperformance in Marketplace.
Ohio. For the second quarter and six months ended June 30, 2020, Medical Margin was higher when compared with the same periods in 2019 due to stronger performance in Medicaid. The lower medical costs from the curtailment of utilization due to COVID-19 were offset by retroactive Medicaid premium rate refunds and related actions. Premium revenues were higher year-over-year, mainly due to program changes and rate increases in Medicaid.
Texas. For the second quarter and six months ended June 30, 2020, performance declined year-over-year, with a lower Medical Margin compared with the same periods in 2019. The decline resulted mainly from underperformance in Marketplace, due primarily to lower premiums and higher acuity for some of the new members we now serve, partially offset by lower MCRs in Medicaid and Medicare.
Washington. For the second quarter and six months ended June 30, 2020, Medical Margin was higher when compared with the same periods in 2019, mainly driven by improved results in Medicaid. Medicaid premium revenues increased in both the second quarter and six months ended June 30, 2020, due to membership growth. In addition, lower medical costs from the curtailment of utilization driven by COVID-19 were partially offset by related Medicaid premium refund actions by the state.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 34

PROGRAMS

	Three Months Ended June 30,
	2020			2019
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$3,375	$553	83.6%	$3,067	$364	88.1%
Medicare	630	125	80.0	572	84	85.2
Marketplace	367	96	74.0	410	135	67.2
Total	$4,372	$774	82.3%	$4,049	$583	85.6%

	Six Months Ended June 30,
	2020			2019
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$6,661	$918	86.2%	$6,071	$710	88.3%
Medicare	1,264	242	80.8	1,123	169	85.0
Marketplace	751	202	73.1	807	285	64.7
Total	$8,676	$1,362	84.3%	$8,001	$1,164	85.5%

Medicaid
Medicaid premium revenue increased $308 million in the second quarter of 2020 when compared with the second quarter of 2019, and increased $590 million in the six months ended June 30, 2020, when compared with the six months ended June 30, 2019. The increase in both periods was mainly due to membership growth and premium increases in several states, partially offset by premium refunds and related actions related to COVID-19.
As described above in “Health Plans,” and “Trends and Uncertainties,” we accrued $75 million in the second quarter of 2020 for certain states that are implementing premium rate refunds, profit corridors, and related actions in response to the lower utilization of medical services resulting from COVID-19.
The Medical Margin in our Medicaid program increased $189 million, or 52%, in the second quarter of 2020 when compared with the second quarter of 2019, and increased $208 million, or 29% in the six months ended June 30, 2020, when compared with the six months ended June 30, 2019. The increase in both periods was mainly driven by the reduction in the MCR.
The Medicaid MCR decreased to 83.6% in the second quarter of 2020, from 88.1% in the second quarter of 2019, or 450 basis points. The Medicaid MCR decreased to 86.2% in the six months ended June 30, 2020, from 88.3% in the six months ended June 30, 2019, or 210 basis points. The year-over-year comparisons are impacted primarily by the lower utilization of medical services stemming from COVID-19, as elective and discretionary healthcare services have been postponed and deferred, and the premium rate refunds, new risk corridors and related actions.
In the second quarter of 2020, the MCR for TANF and CHIP decreased 730 basis points, and decreased 180 basis points in the ABD program, due mainly to lower utilization of medical services stemming from COVID-19. The MCR for TANF and CHIP decreased 60 basis points in the six months ended June 30, 2020, due to the lower utilization of medical services stemming from COVID-19, partially offset by unfavorable year-over-year changes in prior year reserve development.
The decrease in the Medicaid Expansion MCR in the second quarter of 2020, when compared with the second quarter of 2019, was mainly due to lower utilization of medical services stemming from COVID-19. The decrease in the Medicaid Expansion MCR in the six months ended June 30, 2020, when compared with the six months ended June 30, 2019, was mainly due to lower utilization of medical services stemming from COVID-19, partially offset by unfavorable year-over-year changes in prior year reserve development.
Medicare
Medicare premium revenue increased by $58 million in the second quarter of 2020 and $141 million in the six months ended June 30, 2020, primarily due to increases in premium revenue PMPM and member months. PMPMs improved due to increased revenue resulting from risk scores that are more commensurate with the acuity of our population and increases in quality incentive premium revenues.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 35

The Medical Margin for Medicare increased $41 million, or 49%, in the second quarter of 2020 when compared with the second quarter of 2019, and was mainly attributed to increased revenues described above and lower utilization of medical services stemming from COVID-19. The Medical Margin for Medicare increased $73 million, or 43%, in the six months ended June 30, 2020, when compared with the six months ended June 30, 2019, and resulted primarily from the increased revenues described above.
The Medicare MCR decrease for the second quarter and six months ended June 30, 2020, when compared with the same periods in 2019, was due to the same factors impacting the year-over-year changes in Medical Margin as discussed above.
Marketplace
Marketplace premium revenue decreased $43 million in the second quarter of 2020 and $56 million in the six months ended June 30, 2020, mainly due to lower pricing in an effort to be more competitive, lower risk scores that were not commensurate with the risk of the population, and the impact of more health plans being subject to minimum medical loss ratio rebates when compared with the prior year.
The Marketplace Medical Margin decreased $39 million in the second quarter of 2020, when compared with the second quarter of 2019, and decreased $83 million in the six months ended June 30, 2020, when compared with the six months ended June 30, 2019. In both periods, the Medical Margin decrease was primarily due to the decrease in premium revenues.
The Marketplace MCR increased in the second quarter and the six months ended June 30, 2020, which was mainly attributable to lower premium revenues. Medical cost PMPM was slightly lower compared with the same periods in 2019.

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
We maintain liquidity at two levels: 1) the regulated health plan subsidiaries; and 2) the parent company. Our Health Plans segment regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity. In the first half of 2020, we did not experience noticeable delays of, or changes in, the timing and level of premium receipts as a result of the COVID-19 pandemic, but there can be no assurances that we will not experience such delays in the future. See further discussion below regarding various states’ premium actions in “Future Sources and Uses of Liquidity—Future Uses.”
A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the second quarter and six months ended June 30, 2020, the parent received $185 million and $235 million, respectively, in dividends from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
To satisfy minimum statutory net worth requirements, the parent company may contribute capital to the regulated health plan subsidiaries. In the second quarter and six months ended June 30, 2020, the parent contributed capital of $42 million and $52 million, respectively, to the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $1,166 million, and $997 million as of June 30, 2020, and December 31, 2019, respectively. The increase in 2020 was mainly due to net proceeds of $789
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 36

million for the newly issued 4.375% Notes, $380 million drawn on the term loan facility in the first quarter of 2020, and $235 million of dividends received from our regulated health plan subsidiaries year to date. The increase was partially offset by the $600 million repayment of the term loan facility, purchases of our common stock amounting to $453 million, $42 million net cash paid for the aggregate convertible notes-related transactions, and $52 million contributed to our health plan subsidiaries.
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
Cash Flow Activities
Our cash flows are summarized as follows:

	Six Months Ended June 30,
	2020	2019	Change

	(In millions)
Net cash provided by operating activities	$749	$156	$593
Net cash provided by (used in) investing activities	38	(393)	431
Net cash provided by (used in) financing activities	71	(362)	433
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$858	$(599)	$1,457
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
Net cash provided by operations for the six months ended June 30, 2020 was $749 million, compared with $156 million in the six months ended June 30, 2019. The $593 million increase in cash flow was due to stronger operating results in the six months ended June 30, 2020, and the net impact of timing differences in government receivables and payables.
Investing Activities
Net cash provided by investing activities was $38 million in the six months ended June 30, 2020, compared with $393 million used in investing activities in the six months ended June 30, 2019, an increase in cash flow of $431 million. The year over year increase was primarily due to decreased purchases of investments in the six months ended June 30, 2020.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 37

Financing Activities
Net cash provided by financing activities was $71 million in the six months ended June 30, 2020, compared with $362 million used in financing activities in the six months ended June 30, 2019, an increase in cash flow of $433 million. In the six months ended June 30, 2020, cash inflows included $789 million from the issuance of the 4.375% Notes and $380 million borrowed under the term loan facility. Cash outflows included the $600 million repayment of the term loan facility, common stock purchases of $453 million, which included $7 million to settle shares purchased in late December 2019, and net cash paid for the aggregate convertible senior notes-related transactions amounting to $42 million. In the six months ended June 30, 2019, net cash paid for the aggregate convertible senior notes-related transactions amounted to $609 million, partially offset by proceeds of $220 million borrowed under the term loan facility.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under the Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at June 30, 2020, our working capital was $3,307 million, compared with $2,698 million at December 31, 2019. At June 30, 2020, our cash and investments amounted to $5,296 million, compared with $4,477 million at December 31, 2019.
Regulatory Capital and Dividend Restrictions
Each of our regulated HMO subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our HMO subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus (net assets) requirement for these subsidiaries was estimated to be approximately $1,300 million at June 30, 2020, compared with $1,110 million at December 31, 2019. Our HMO subsidiaries were in compliance with these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our HMO subsidiaries without prior approval by regulatory authorities as of June 30, 2020, is approximately $41 million in the aggregate. Our HMO subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of June 30, 2020, management believes that its regulated health plan subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
Debt Ratings
Each of our high-yield senior notes is rated “BB-” by Standard & Poor’s, and “B2” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants
The Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios are computed as defined by the terms of the Credit Agreement. As of June 30, 2020, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
In addition, the indentures governing the high-yield notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our Health Plans segment regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 38

of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Potential Impact of COVID-19 Pandemic. While Medicaid eligibility and enrollment are likely to increase due to increased unemployment, it remains unclear how high the membership peak will be, how quickly it will be attained, how quickly it will fall as the economy recovers, and where it will ultimately settle. Therefore, we are currently unable to predict the timing or amount of the expected increases in enrollment. Increased membership would increase our premium revenue, but would also likely result in a significant increase in medical care claims and related costs.
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
Credit Agreement Borrowing Capacity. As of June 30, 2020, we had available borrowing capacity of approximately $1 billion under the revolving credit facility of our new Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as we maintain a minimum consolidated net leverage ratio. See further discussion in the Notes to Consolidated Financial Statements, Note 7, “Debt.”
Future Uses
Potential Impact of COVID-19 Pandemic. The pandemic, along with the related quarantine and social distancing measures, has reduced demand for certain routine and non-critical medical services, while at the same time increased demand for other medical services, such as COVID-19 testing and emergency services. Increased demand for medical services, which we are presently unable to predict the timing or magnitude, could result in a significant increase in medical care costs and related provider claims payments.
Also, as described above in “Health Plans Segment—Trends and Uncertainties,” various states are implementing or proposing temporary premium rate refunds, profit corridors, and related actions in response to the reduced demand for medical services stemming from COVID-19, which are resulting in a reduction of our medical margin. In some cases, these premium refunds and related actions are retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. We have accrued approximately $75 million in the second quarter of 2020 for certain of these retroactive premium refunds and related actions that we believe to be probable, and where the ultimate premium amount is reasonably estimable. There is potential for additional near-term premium actions, however, these proposals have not yet been finalized or enacted, the outcomes are subject to significant uncertainties, and there are still wide variations in the formulas and methodologies to be potentially employed. Due to these uncertainties, the probability and ultimate impact of the changes cannot be reasonably estimated at this time. We do not expect the uncertainties related to these proposals to become known until the third or fourth quarter of 2020. The facts for one or more of these pending matters could subsequently change as a result of further developments, and the ultimate outcome could differ materially from our estimates, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
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
On April 30, 2020, we entered into a definitive agreement to acquire the Magellan Complete Care (“MCC”) line of business of Magellan Health, Inc. Net of certain tax benefits, the purchase price for the transaction is approximately $820 million, which we intend to fund with cash on hand. The transaction is subject to federal and state regulatory approvals, and other customary closing conditions, and is expected to close by the first quarter of 2021. In connection with this transaction, Magellan Health, Inc. has agreed to provide certain transition services following the closing.
In addition, on July 17, 2020, we entered into a definitive agreement to acquire certain assets of Passport Health Plan in Kentucky. The purchase price for the transaction is approximately $20 million, plus contingent consideration that is payable in 2021 based on our Kentucky health plan’s open enrollment results for the 2021 plan year. We intend to fund this purchase with cash on hand.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 39

Outcome of ACA Litigation. As described above in “Health Plans Segment—Trends and Uncertainties,” the U.S. Supreme Court has accepted the appeal of the Fifth Circuit Court’s decision regarding the constitutionality and severability of the individual mandate. The Supreme Court’s decision is expected by June 2021. The ACA remains in effect until judicial review of the decision is concluded. Any final, non-appealable determination that the ACA is unconstitutional could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Other than the financing transactions described in Notes to Consolidated Financial Statements, Note 7, “Debt,” there were no significant changes to this previously filed information outside the ordinary course of business during the six months ended June 30, 2020.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the six months ended June 30, 2020, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.
•Contractual provisions that may adjust or limit revenue or profit. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Quality incentives. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Goodwill and intangible assets, net. There have been no significant changes, during the six months ended June 30, 2020, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2020, the fair value of our fixed income investments would decrease by approximately $47 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Notes to Consolidated Financial Statements, Note 4, “Fair Value Measurements,” and Note 5, “Investments.”
Borrowings under the Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus, in each case, the applicable margin. For further information, see Notes to Consolidated Financial Statements, Note 7, “Debt.”
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 40

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
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 10, “Commitments and Contingencies.”

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision with respect to our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below and those discussed under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in our Current Reports on Form 8-K. The risk factors below, together with those described in the reports listed above, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, results of operations, or stock price.
Our business, financial condition, and results of operations may continue to be impacted by the COVID-19 pandemic, and the full extent of such impact cannot be reasonably foreseen at this time.
We expect that the COVID-19 pandemic will continue to impact our business, financial condition, cash flows, or results of operations in a number of ways, including but not limited to the following:
•It may impact the health of our members, resulting in increases in their medical care costs, as well as increased costs related to testing and vaccination protocols;
•Uncertainty and variability associated with the demand for medical services may lead states to pursue retroactive rate refunds (as has already occurred in certain instances), or to impose medical cost risk corridors or rate cuts that are incommensurate with the ultimate demand for medical services;
•State tax revenues may decline significantly as a result of the depressed economy, potentially disrupting the timely monthly payment of capitation amounts to us or resulting in adverse program changes;
•The continuing work-from-home status of our workforce may heighten the risk of a cybersecurity incident or HIPAA breach.
Due to the uncertainties surrounding the duration and breadth of the COVID-19 pandemic, the ultimate impact on our business, financial condition, and operating results cannot be reasonably estimated at this time.
Our exit from Puerto Rico could negatively impact our business, financial condition, cash flows, or results of operations.
We are exiting Puerto Rico’s Medicaid program when our current contract expires in October 2020. We expect to work cooperatively with ASES, the Puerto Rico Medicaid agency, to facilitate an orderly exit and transition of members. Any departure from the terms of our expected orderly transition as a result of an adverse weather event or due to any other cause could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 41

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf during the quarter ended June 30, 2020, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	136	$133.48	—	$—
May 1 - May 31	2,024	$180.01	—	$—
June 1 - June 30	408	$173.58	—	$—
Total	2,568	$176.52	—

_______________________
(1)During the three months ended June 30, 2020, we withheld 2,568 shares of common stock, to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan. For further information refer to Note 8, “Stockholders' Equity.”
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 42

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
2.1	Stock and Asset Purchase Agreement, dated as of April 30, 2020, by and between Molina Healthcare, Inc. and Magellan Health, Inc.*	Filed as Exhibit 2.1 to registrant’s Form 8-K filed May 6, 2020

4.1	Indenture, dated as of June 2, 2020, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.1 to registrant’s Form 8-K filed June 2, 2020

4.2	Form of Notes (included in Exhibit 4.1).	Filed as Exhibit 4.2 to registrant’s Form 8-K filed June 2, 2020 (Included in Exhibit 4.1 to registrant’s Form 8-K filed June 2, 2020)

10.1	Commitment Letter, dated April 30, 2020, by and among Molina Healthcare, Inc., Truist Bank and SunTrust Robinson Humphrey, Inc.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 6, 2020

10.2
Seventh Amendment to Credit Agreement, dated as of May 14, 2020, by and among Molina Healthcare, Inc., the Guarantors party thereto, the Lenders party thereto, and Truist Bank (successor by merger to SunTrust Bank), in its capacity as Administrative Agent.
Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 15, 2020

10.3	Purchase Agreement, dated May 28, 2020, by and between the Company and SunTrust Robinson Humphrey, Inc., as representative of the several initial purchasers named in Schedule A thereto.	Filed as Exhibit 1.1 to registrant’s Form 8-K filed May 29, 2020

10.4
Credit Agreement, dated as of June 8, 2020, by and among Molina Healthcare, Inc., as the Borrower, Truist Bank, as Administrative Agent, Issuing Bank and Swingline Lender, and the Lenders party thereto.
Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 8, 2020

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Taxonomy Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith.

*	Certain portions of this agreement have been omitted in accordance with Item 601(b)(10) of Regulation S-K. A copy of any omitted portion will be furnished to the Securities and Exchange Commission upon request.

Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	July 31, 2020	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 31, 2020	/s/ THOMAS L. TRAN
Thomas L. Tran
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. June 30, 2020 Form 10-Q | 44