Form 10-Q
period 2020-09-30
MOLINA HEALTHCARE, INC.
filed 2020-10-29
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 23, 2020, was approximately 59,300,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$4,768	$4,084	$13,444	$12,085
Premium tax revenue	170	119	477	367
Health insurer fees reimbursed	69	—	206	—
Investment income and other revenue	14	40	61	103
Total revenue	5,021	4,243	14,188	12,555
Operating expenses:
Medical care costs	4,098	3,523	11,412	10,360
General and administrative expenses	368	323	1,030	953
Premium tax expenses	170	119	477	367
Health insurer fees	70	—	209	—
Depreciation and amortization	23	21	64	68
Other	3	—	9	5
Total operating expenses	4,732	3,986	13,201	11,753
Operating income	289	257	987	802
Other expenses, net:
Interest expense	27	22	72	67
Other expense (income), net	—	2	5	(15)
Total other expenses, net	27	24	77	52
Income before income tax expense	262	233	910	750
Income tax expense	77	58	271	181
Net income	$185	$175	$639	$569

Net income per share - Basic	$3.14	$2.81	$10.80	$9.15
Net income per share - Diluted	$3.10	$2.75	$10.65	$8.80

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions) (Unaudited)
Net income	$185	$175	$639	$569
Other comprehensive income:
Unrealized investment income	6	—	43	17
Less: effect of income taxes	1	—	10	4
Other comprehensive income, net of tax	5	—	33	13
Comprehensive income	$190	$175	$672	$582
See accompanying notes.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,196	$2,452
Investments	1,769	1,946
Receivables	1,775	1,406
Prepaid expenses and other current assets	213	163
Total current assets	6,953	5,967
Property, equipment, and capitalized software, net	395	385
Goodwill and intangible assets, net	265	172
Restricted investments	93	79
Deferred income taxes	74	79
Other assets	101	105
Total assets	$7,881	$6,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$2,289	$1,854
Amounts due government agencies	640	664
Accounts payable, accrued liabilities and other	566	502
Deferred revenue	61	249
Total current liabilities	3,556	3,269
Long-term debt	1,813	1,237
Finance lease liabilities	226	231
Other long-term liabilities	85	90
Total liabilities	5,680	4,827
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 59 million shares at September 30, 2020, and 62 million shares at December 31, 2019	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	181	175
Accumulated other comprehensive income	37	4
Retained earnings	1,983	1,781
Total stockholders’ equity	2,201	1,960
Total liabilities and stockholders’ equity	$7,881	$6,787

See accompanying notes.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2019	62	$—	$175	$4	$1,781	$1,960
Net income	—	—	—	—	178	178
Common stock purchases	(3)	—	(9)	—	(437)	(446)
Termination of warrants	—	—	(30)	—	—	(30)
Other comprehensive loss, net	—	—	—	(19)	—	(19)
Share-based compensation	—	—	4	—	—	4
Balance at March 31, 2020	59	—	140	(15)	1,522	1,647
Net income	—	—	—	—	276	276
Other comprehensive income, net	—	—	—	47	—	47
Share-based compensation	—	—	26	—	—	26
Balance at June 30, 2020	59	—	166	32	1,798	1,996
Net income	—	—	—	—	185	185
Other comprehensive income, net	—	—	—	5	—	5
Share-based compensation	—	—	15	—	—	15
Balance at September 30, 2020	59	$—	$181	$37	$1,983	$2,201

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2018	62	$—	$643	$(8)	$1,012	$1,647
Net income	—	—	—	—	198	198
Adoption of new accounting standard	—	—	—	—	85	85
Partial termination of warrants	—	—	(103)	—	—	(103)
Other comprehensive income, net	—	—	—	5	—	5
Share-based compensation	1	—	3	—	—	3
Balance at March 31, 2019	63	—	543	(3)	1,295	1,835
Net income	—	—	—	—	196	196
Partial termination of warrants	—	—	(321)	—	—	(321)
Other comprehensive income, net	—	—	—	8	—	8
Share-based compensation	—	—	18	—	—	18
Balance at June 30, 2019	63	—	240	5	1,491	1,736
Net income	—	—	—	—	175	175
Partial termination of warrants	—	—	(90)	—	—	(90)
Share-based compensation	—	—	10	—	—	10
Balance at September 30, 2019	63	$—	$160	$5	$1,666	$1,831
See accompanying notes.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019

	(In millions) (Unaudited)
Operating activities:
Net income	$639	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64	68
Deferred income taxes	(3)	7
Share-based compensation	43	29
Loss (gain) on debt repayment	5	(15)
Other, net	2	—
Changes in operating assets and liabilities:
Receivables	(369)	50
Prepaid expenses and other current assets	(98)	(6)
Medical claims and benefits payable	431	14
Amounts due government agencies	(24)	(355)
Accounts payable, accrued liabilities and other	55	37
Deferred revenue	(188)	(4)
Income taxes	34	4
Net cash provided by operating activities	591	398
Investing activities:
Purchases of investments	(670)	(1,938)
Proceeds from sales and maturities of investments	891	1,890
Net cash paid in business combinations	(62)	—
Purchases of property, equipment and capitalized software	(64)	(30)
Other, net	3	(2)
Net cash provided by (used in) investing activities	98	(80)
Financing activities:
Proceeds from senior notes offering, net of issuance costs	789	—
Repayment of term loan facility	(600)	—
Common stock purchases	(453)	—
Proceeds from borrowings under term loan facility	380	220
Cash paid for partial termination of warrants	(30)	(514)
Cash paid for partial settlement of conversion option	(27)	(578)
Cash received for partial settlement of call option	27	578
Repayment of principal amount of convertible senior notes	(12)	(240)
Other, net	(5)	24
Net cash provided by (used in) financing activities	69	(510)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	758	(192)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	2,508	2,926
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$3,266	$2,734

Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 6

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended September 30,
	2020	2019

	(In millions) (Unaudited)
Supplemental cash flow information:

Schedule of non-cash investing and financing activities:
Common stock used for share-based compensation	$(8)	$(7)

Details of business combinations:
Fair value of assets acquired	$(106)	$—
Fair value of contingent consideration liabilities	40	—
Fair value of liabilities assumed	4	—
Net cash paid in business combinations	$(62)	$—

Details of change in fair value of derivatives, net:
(Loss) gain on call option	$(2)	$124
Gain (loss) on conversion option	2	(124)
Change in fair value of derivatives, net	$—	$—

See accompanying notes.

Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2020

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
As of September 30, 2020, the Health Plans segment consisted of health plans operating in 15 states and the Commonwealth of Puerto Rico, and served approximately 4.0 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies. The health plans are generally operated by our respective wholly owned subsidiaries in those states and licensed as health maintenance organizations (“HMO”).
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
Recent Developments - Health Plans Segment
New York. In September 2020, we entered into a definitive agreement to acquire substantially all of the assets of Affinity Health Plan, Inc. The net purchase price for the transaction is approximately $380 million, subject to various adjustments at closing, which we intend to fund with cash on hand. We currently expect the transaction to close as early as the second quarter of 2021.
In July 2020, we completed the acquisition of certain assets of YourCare Health Plan, Inc. See Note 4, “Business Combinations,” for further information.
Kentucky. In September 2020, we completed the acquisition of certain assets of Passport Health Plan, Inc. See Note 4, “Business Combinations,” for further information.
In May 2020, our Kentucky health plan had been selected as an awardee pursuant to the statewide Medicaid managed care RFP issued by the Kentucky Cabinet for Health and Family Services, Department for Medicaid Services. On October 23, 2020, pursuant to a protest filing appeal with regard to the RFP awards, a court ordered the addition of a sixth health plan to the Kentucky Medicaid program for 2021. That ruling did not rescind the Medicaid contract award to our Kentucky health plan for 2021, nor did it have any impact on the earlier novation of the Passport Medicaid contract to us. The new Medicaid contract is currently expected to begin on January 1, 2021.
Acquisition of Magellan Complete Care (“MCC”). In April 2020, we entered into a definitive agreement to acquire the MCC line of business of Magellan Health, Inc. The purchase price for the transaction is approximately $820 million, net of certain tax benefits, which we intend to fund with cash on hand. The transaction is subject to federal and state regulatory approvals, and other customary closing conditions, and is expected to close around the end of 2020. In connection with this transaction, Magellan Health, Inc. has agreed to provide certain transition services following the closing.
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
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 8

Puerto Rico. We will exit Puerto Rico’s Medicaid program when our current contract expires on October 31, 2020. We are working closely with the regulatory authorities and the provider community to ensure that our members in Puerto Rico have reliable continuity of care.
Illinois. In March 2020, we terminated our agreement to acquire all of the capital stock of NextLevel Health Partners, Inc. due to the seller’s stated unwillingness to close pursuant to the terms of the acquisition agreement.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the nine months ended September 30, 2020, are not necessarily indicative of the results for the entire year ending December 31, 2020.
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
•Settlements under risk- or savings-sharing programs;
•Purchase price allocations relating to business combinations, including the determination of contingent consideration;
•The assessment of long-lived and intangible assets, and goodwill for impairment;
•The determination of reserves for potential absorption of claims unpaid by insolvent providers;
•The determination of reserves for the outcome of litigation;
•The determination of valuation allowances for deferred tax assets; and
•The determination of unrecognized tax benefits.

2. Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term, highly liquid investments that are both readily convertible into known amounts of cash and have a maturity of three months or less on the date of purchase. The following table reconciles cash, cash equivalents, and restricted cash and cash equivalents reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows. The restricted cash and cash equivalents presented below are included in “Restricted investments” in the accompanying consolidated balance sheets.

	September 30,
	2020	2019

	(In millions)
Cash and cash equivalents	$3,196	$2,679
Restricted cash and cash equivalents	70	55
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$3,266	$2,734

Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 9

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
In general, our AFS securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. We monitor our investments for credit-related impairment. For comprehensive discussions of the fair value and classification of our investments, see Note 5, “Fair Value Measurements,” and Note 6, “Investments.”
Accrued interest receivable relating to our AFS and HTM securities is presented within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets, and amounted to $9 million and $12 million at September 30, 2020, and December 31, 2019, respectively. We do not measure an allowance for credit losses on accrued interest receivable. Instead, we write off accrued interest receivable that has not been collected within 90 days of the interest payment due date. We recognize such write offs as a reversal of interest income. No accrued interest was written off during the nine months ended September 30, 2020.
Premium Revenue Recognition and Premiums Receivable
Premium revenue is generated from our Health Plans segment contracts related to our Medicaid, Medicare and Marketplace programs. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. The state Medicaid programs and the federal Medicare program periodically adjust premiums. Additionally, many of our contracts contain provisions that may adjust or limit revenue or profit, as described below. Consequently, we recognize premium revenue as it is earned under such provisions. Liabilities accrued for premiums to be returned under such provisions are recognized as “Amounts due government agencies” in the accompanying consolidated balance sheets, and included the following categories by program:

	September 30, 2020	December 31, 2019

	(In millions)
Medicaid program:
Minimum MLR and profit sharing	$136	$92
Other	83	95
Medicare program:
Risk adjustment and Part D risk sharing	38	14
Minimum MLR and profit sharing	35	36
Other	30	21
Marketplace program:
Risk adjustment	265	368
Minimum MLR	33	15
Other	20	23
Total amounts due government agencies	$640	$664
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 10

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
Various states have implemented temporary premium refunds and related actions in response to the reduced demand for medical services stemming from COVID-19, which are resulting in a reduction of our medical margin. In some cases, these premium actions are retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. In the second quarter of 2020, we recognized approximately $75 million for certain of these retroactive premium actions that we believe to be probable, and where the ultimate premium amount is reasonably estimable. In most of those states, the refund period extended into the third quarter of 2020, and one additional state, Michigan, enacted a premium refund mechanism in the third quarter of 2020. Consequently, we recognized an additional $88 million related to these retroactive premium actions in the third quarter of 2020, resulting in $163 million recognized in the nine months ended September 30, 2020.
It is possible that certain states could increase the level of existing premium refunds, and it is also possible that other states could implement some form of retroactive premium refund during the fourth quarter of 2020. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Minimum MLR. The Affordable Care Act (“ACA”) established a minimum annual medical loss ratio (“Minimum MLR”) of 85% for Medicare. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income.
Marketplace Program
Risk Corridor Settlement. In April 2020, the United States Supreme Court held that §1342 of the Affordable Care Act obligated the federal government to pay participating insurers the full Marketplace risk corridor amounts calculated by that statute, and that impacted insurers may sue the federal government in the U.S. Court of Federal Claims to recover damages for breach of that obligation. In June 2020, the Claims Court granted us judgment in the amount of $128.1 million for our 2014, 2015, and 2016 Marketplace risk corridor claims, which we received in October 2020. Since we accounted for the judgment as a gain contingency at September 30, 2020, it will be recognized in our fourth quarter 2020 financial results. The judgment does not create additional Minimum MLR rebates.
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of September 30, 2020, Marketplace risk adjustment payables amounted
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 11

to $265 million and related receivables amounted to $59 million, for a net payable of $206 million. This net payable consisted of $230 million in payables relating to 2020, and $24 million in receivables relating primarily to 2019. As of December 31, 2019, Marketplace risk adjustment payables amounted to $368 million and related receivables amounted to $63 million, for a net payable of $305 million, which related primarily to 2019 and prior periods.
Minimum MLR. The ACA established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Maximum available quality incentive premium - current period	$69	$47	$195	$138

Quality incentive premium revenue recognized in current period:
Earned current period	$63	$46	$180	$109
Earned prior periods	19	5	23	35
Total	$82	$51	$203	144

Quality incentive premium revenue recognized as a percentage of total premium revenue	1.7%	1.2%	1.5%	1.2%
Receivables
Receivables consist primarily of amounts due from government agencies, which may be subject to potential retroactive adjustments. Because substantially all our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant.

	September 30, 2020	December 31, 2019

	(In millions)
Government receivables	$1,180	$1,056
Pharmacy rebate receivables	175	150
Health insurer fee reimbursement receivables	180	5
Other	240	195
Total	$1,775	$1,406

Reinsurance
We bear underwriting and reserving risks associated with our health plan subsidiaries. Until the second quarter of 2020, we limited our risk of catastrophic losses solely by maintaining high deductible reinsurance coverage with a highly-rated, unaffiliated insurance company (the “third-party reinsurer”). Beginning in the second quarter of 2020, we now retain certain of these risks through our wholly-owned, captive insurance subsidiary (the “captive”). We continue to reduce our exposure to significant catastrophic losses by insuring levels of coverage, with the third-party reinsurer, for losses in excess of what we retain with the captive. Because we remain liable to our policyholders in the event the third-party reinsurer is unable to pay its portion of the losses, we continually monitor the third-party reinsurer’s financial condition, including its ability to maintain high credit ratings. We report reinsurance premiums as
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 12

a reduction to premium revenue, while related reinsurance recoveries are reported as a reduction to medical care costs. Intercompany transactions with our captive are eliminated in consolidation.
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our medical care policies to identify groups of contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future premiums and investment income, a premium deficiency reserve is recognized. In the third quarter of 2020, we recognized a premium deficiency reserve of $10 million for our Medicaid contract in Puerto Rico. As described in Note 1, “Organization and Basis of Presentation,” we will exit Puerto Rico’s Medicaid program when our current contract expires on October 31, 2020. No premium deficiency reserve was recorded as of December 31, 2019.
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
Health Insurer Fee
Under the ACA, the federal government imposes an annual fee, or excise tax, on health insurers for each calendar year (the “HIF”). Public Law No. 115-120 provided for a HIF moratorium in 2019; therefore, there was no HIF incurred or reimbursed in that year. The HIF was reinstated in 2020, but the Further Consolidated Appropriations Act, 2020, repealed the HIF effective for years after 2020. The HIF is allocated to health insurers based on each health insurer's share of net premiums for all U.S. health insurers in the year preceding the assessment. Our HIF liability for 2020 is $277 million, of which $271 million was accrued as of January 1, 2020 and an additional $6 million was accrued in the second quarter, with a corresponding deferred expense asset amortized to expense through December 31, 2020, on a straight-line basis. We settled the 2020 HIF liability in September 2020. The HIF is not deductible for income tax purposes. Due to the reinstatement of the HIF in 2020, our effective tax rate is higher in 2020 compared with 2019.
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
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 13

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

3. Net Income per Share
The following table sets forth the calculation of net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions, except net income per share)
Numerator:
Net income	$185	$175	$639	$569
Denominator:
Shares outstanding at the beginning of the period	58.7	62.2	61.9	62.1
Weighted-average number of shares issued:
Stock purchases	—	—	(2.8)	—
Stock-based compensation	—	—	0.1	0.1
Denominator for basic net income per share	58.7	62.2	59.2	62.2
Effect of dilutive securities: (1)
Warrants	—	0.8	—	1.8
Stock-based compensation	0.9	0.6	0.8	0.6
Denominator for diluted net income per share	59.6	63.6	60.0	64.6

Net income per share - Basic (2)	$3.14	$2.81	$10.80	$9.15
Net income per share - Diluted (2)	$3.10	$2.75	$10.65	$8.80

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. All warrants outstanding as of December 31, 2019, were settled in the first quarter of 2020. For more information refer to Note 9, “Stockholders' Equity.”
(2)    Source data for calculations in thousands.

Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 14

4. Business Combinations
In the third quarter of 2020, we closed on two business combinations in the Health Plans segment, consistent with our strategy to grow in our existing markets and expand into new markets. For both transactions, we applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition dates. We expect to complete the final determination of the purchase price allocations as soon as practicable, but no later than one year following the closing date in accordance with Accounting Standards Codification Topic 805, Business Combinations. The table below illustrates the intangible assets acquired, by major class, for the two acquisitions. Acquisition-related costs were insignificant.
New York. On July 1, 2020, we closed on the acquisition of certain assets of YourCare Health Plan, Inc., a Medicaid health plan, for a cash purchase price of $42 million. In connection with this transaction, we added approximately 47,000 Medicaid members in New York. We recorded goodwill of $31 million for this transaction, which is deductible for income tax purposes. The goodwill recorded relates to future economic benefits arising from expected synergies to be achieved, including the use of our existing infrastructure to support the added membership.
Kentucky. On September 1, 2020, we closed on the acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan. Effective on that same date, the Kentucky Medicaid agency approved the novation of Passport’s Medicaid contract to Molina Healthcare of Kentucky, Inc. As a result, we added approximately 325,000 Medicaid members in Kentucky. As of September 30, 2020, the purchase price allocation was preliminary due to the proximity of the acquisition date to September 30, 2020, and the time and level of effort required to develop fair value measurements for the assets acquired and liabilities assumed.
The estimated total purchase price of $60 million includes our initial cash payment of $20 million in September 2020, plus estimated contingent consideration which consists primarily of an amount due to the seller for members we enroll in the open enrollment period for the 2021 plan year, over a minimum threshold, which resulted in an initial contingent consideration liability of $40 million. We expect to settle this liability in the first quarter of 2021. Contingent consideration liabilities are remeasured to fair value at each quarter until the contingencies are resolved with fair value adjustments, if any, recorded to operations. See further information in Note 5, “Fair Value Measurements.” We recorded goodwill of $27 million for this transaction, which is deductible for income tax purposes. The goodwill recorded relates to future economic benefits arising from the assembled workforce, and the future growth associated with the member contract rights that are incremental to the contract rights identified.
The following table presents the intangible assets identified in the transactions described above. The weighted-average amortization period for the identified intangible assets, in the aggregate, is 10.7 years.

	Fair Value	Life

	(In millions)	(Years)
Intangible asset by type:
Contract rights - member list	$24	5	-	10
Trade name	15			16
Provider network	8			10
	$47

5. Fair Value Measurements
We generally consider the carrying amounts of current assets and current liabilities to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions that we use to a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, refer to our 2019 Annual Report on Form 10-K, Note 4, “Fair Value Measurements.”
As of September 30, 2020, our Level 3 financial instruments recorded at fair value on a recurring basis included contingent consideration liabilities of $40 million, in connection with the Kentucky acquisition described in Note 4, “Business Combinations.” Such liabilities are reported in “Accounts payable, accrued liabilities and other” in the accompanying consolidated balance sheets. The fair value of the contingent consideration was estimated using a
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 15

simulation-based option pricing model through the end of the measurement period of approximately 5 months, and included certain non-observable inputs. The key assumptions included a U.S. Treasury based risk-free rate of return, expected asset volatility of 35%, expected revenue volatility of 9%, forecasted membership enrollment, and other estimated revenue, asset and payment correlations and discount rates. The model produced an estimated range of undiscounted amounts Molina could pay under the contingent consideration arrangement of $25 million to $75 million.
Our financial instruments measured at fair value on a recurring basis at September 30, 2020, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,041	$—	$1,041	$—
Mortgage-backed securities	417	—	417	—
Municipal securities	168	—	168	—
Asset-backed securities	136	—	136	—
Certificates of deposit	5	—	5	—
U.S. Treasury notes	2	—	2	—
Total assets	$1,769	$—	$1,769	$—

Contingent consideration liabilities	$40	$—	$—	$40
Total liabilities	$40	$—	$—	$40
Our financial instruments measured at fair value on a recurring basis at December 31, 2019, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,178	$—	$1,178	$—
Mortgage-backed securities	420	—	420	—
Municipal securities	78	—	78	—
Asset-backed securities	127	—	127	—
Certificates of deposit	1	—	1	—
U.S. Treasury notes	86	—	86	—
GSEs	49	—	49	—
Other	7	—	7	—
Subtotal	1,946	—	1,946	—
Call option derivative asset	29	—	—	29
Total assets	$1,975	$—	$1,946	$29

Conversion option derivative liability	$29	$—	$—	$29
Total liabilities	$29	$—	$—	$29
The net changes in fair value of Level 3 financial instruments were insignificant to our results of operations for the nine months ended September 30, 2020.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 16

Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments in the accompanying consolidated balance sheets:

	Balance Sheet Location	September 30, 2020	December 31, 2019

		(In millions)
Derivative asset:
Call option	Current assets: Prepaid expenses and other current assets	$—	$29
Derivative liability:
Conversion option	Current liabilities: Accounts payable, accrued liabilities and other	$—	$29
For additional information regarding our derivative financial instruments, see Note 11, “Debt,” and Note 12, “Derivatives,” in our 2019 Annual Report on Form 10-K.
In the first quarter of 2020, we received $27 million for the settlement of the call option derivative asset, and we paid $39 million to settle the outstanding $12 million principal amount of the 1.125% Convertible Notes, and settle the related conversion option. For more information, refer to Notes 8, “Debt,” and 9, “Stockholders' Equity.”
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes	$789	$816	$—	$—
5.375% Notes	697	731	696	745
4.875% Notes	327	337	327	340
Term loan facility (1)	—	—	220	220
1.125% Convertible Notes (1)	—	—	12	42
Total	$1,813	$1,884	$1,255	$1,347
______________________
(1)For more information on financing activities, refer to Note 8, “Debt.”

6. Investments
Available-for-Sale
We consider all our investments classified as current assets to be available-for-sale. The following tables summarize our investments as of the dates indicated:

	September 30, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,007	$35	$1	$1,041
Mortgage-backed securities	408	10	1	417
Municipal securities	166	2	—	168
Asset-backed securities	133	3	—	136
Certificates of deposit	5	—	—	5
U.S. Treasury notes	2	—	—	2
Total	$1,721	$50	$2	$1,769

Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 17

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,174	$5	$1	$1,178
Mortgage-backed securities	420	1	1	420
Municipal securities	78	—	—	78
Asset-backed securities	126	1	—	127
Certificates of deposit	1	—	—	1
U.S. Treasury notes	86	—	—	86
GSEs	49	—	—	49
Other	7	—	—	7
Total	$1,941	$7	$2	$1,946
The contractual maturities of our available-for-sale investments as of September 30, 2020 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$193	$195
Due after one year through five years	943	975
Due after five years through ten years	160	165
Due after ten years	425	434
Total	$1,721	$1,769

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains were insignificant for the three months ended September 30, 2020, and amounted to $6 million for the nine months ended September 30, 2020. Gross realized investment gains amounted to $11 million for the three and nine months ended September 30, 2019. Gross realized investment losses were insignificant for the three and nine months ended September 30, 2020, and 2019.
We have determined that unrealized losses at September 30, 2020, and December 31, 2019, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$35	$1	18	$222	$1	167
Mortgage-backed securities	104	1	7	143	1	72
Total	$139	$2	25	$365	$2	239

None of our available-for-sale investments were in a continuous loss position for 12 months or more as of September 30, 2020, or December 31, 2019.

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
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 18

of insolvency of capitated providers. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets.
We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $93 million at September 30, 2020, of which $91 million will mature in one year or less, and $2 million will mature in after one through five years.

7. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	September 30, 2020	December 31, 2019

	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$1,615	$1,406
Pharmacy payable	148	126
Capitation payable	73	55
Other	453	267
Total	$2,289	$1,854

“Other” medical claims and benefits payable includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $168 million and $132 million as of September 30, 2020, and December 31, 2019, respectively.
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The amounts presented for “Components of medical care costs related to: Prior years” represent the amounts by which our original estimates of medical claims and benefits payable at the beginning of the year were more than the actual liabilities, based on information (principally the payment of claims) developed since those liabilities were first reported.

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Medical claims and benefits payable, beginning balance	$1,854	$1,961
Components of medical care costs related to:
Current year	11,478	10,613
Prior years	(66)	(253)
Total medical care costs	11,412	10,360
Change in non-risk and other provider payables	50	131
Payments for medical care costs related to:
Current year	9,500	8,996
Prior years	1,527	1,481
Total paid	11,027	10,477
Medical claims and benefits payable, ending balance	$2,289	$1,975

Our estimates of medical claims and benefits payable recorded at December 31, 2019, and 2018 developed favorably by approximately $66 million and $253 million as of September 30, 2020, and 2019, respectively.
In the nine months ended September 30, 2020, medical care costs related to the prior year reflect the release of additional reserves for moderately adverse conditions included in our prior year estimates, partially offset by higher than expected costs for settling certain claims with certain providers. The differences between our original estimates for such claims in 2019, and the ultimate costs in 2020, were not discernible until additional information was provided to us in 2020 and the effect became clearer over time as claim payments were processed. The release of
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 19

additional reserves for moderately adverse conditions included in our prior year estimates was substantially offset by the replenishment of the reserve recorded in medical care costs related to the current year.

8. Debt
All our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets:

	September 30, 2020	December 31, 2019

	(In millions)
Current portion of long-term debt: (1)
Term loan facility	$—	$6
1.125% Convertible Notes, net of unamortized discount	—	12
Total	$—	$18
Non-current portion of long-term debt:
4.375% Notes due 2028	$800	$—
5.375% Notes due 2022	700	700
4.875% Notes due 2025	330	330
Term loan facility	—	214
Deferred debt issuance costs	(17)	(7)
Total	$1,813	$1,237

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
The Credit Agreement has a term of five years, and all amounts outstanding will be due and payable on June 8, 2025. Borrowings under the Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case, the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, we are required to pay a quarterly commitment fee.
The Credit Agreement contains customary non-financial and financial covenants. As of September 30, 2020, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt. As of September 30, 2020, no amounts were outstanding under the Credit Facility.
In the nine months ended September 30, 2020, we recognized losses on debt repayment of $5 million in connection with repayment of our term loan facility and other financing transactions. In the third quarter and nine months ended September 30, 2019, we recognized a loss on debt repayment of $2 million and a gain on debt repayment of $15 million, respectively, in connection with convertible senior notes repayment transactions.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 20

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
4.375% Notes due 2028. On June 2, 2020, we completed the private offering of $800 million aggregate principal amount of senior notes (the “4.375% Notes”) due June 15, 2028, unless earlier redeemed. The 4.375% Notes contain optional early redemption provisions, with redemption prices in excess of par. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 2020. A portion of the net proceeds from the 4.375% Notes offering was used to repay $600 million principal amount outstanding under the term loan facility of our prior credit agreement, and the balance is intended to be used for general corporate purposes. Deferred issuance costs amounted to $11 million.
5.375% Notes due 2022. We had $700 million aggregate principal amount of senior notes (the “5.375% Notes”) outstanding as of September 30, 2020, which are due November 15, 2022, unless earlier redeemed. Interest, at a rate of 5.375% per annum, is payable semiannually in arrears on May 15 and November 15.
4.875% Notes due 2025. We had $330 million aggregate principal amount of senior notes (the “4.875% Notes”) outstanding as of September 30, 2020, which are due June 15, 2025, unless earlier redeemed. Interest, at a rate of 4.875% per annum, is payable semiannually in arrears on June 15 and December 15.
1.125% Cash Convertible Senior Notes due 2020
For a description of the 1.125% cash convertible senior notes due January 15, 2020 (the “1.125% Convertible Notes”), see Note 11, “Debt,” in our 2019 Annual Report on Form 10-K. In January 2020, we paid $39 million to settle the outstanding $12 million principal amount of the 1.125% Convertible Notes, and settle the related conversion option.

9. Stockholders' Equity
Stock Purchase Programs
In September 2020, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program will be funded with cash on hand and extends through December 31, 2021. The exact timing and amount of any repurchase will be determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. No shares were purchased under this program through October 29, 2020.
In December 2019, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program was funded with existing cash on hand and was completed in March 2020. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 3.4 million shares of our common stock for $446 million in the first quarter of 2020 (average cost of $132.45 per share). In the first quarter of 2020, we also paid $7 million to settle shares purchased in late December 2019.
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
Share-Based Compensation
In connection with our employee stock plans, approximately 192,000 shares of common stock vested or were purchased, net of shares used to settle employees’ income tax obligations, during the nine months ended September 30, 2020.
Share-based compensation is recorded to “General and administrative expenses” in the accompanying consolidated statements of income. Total share-based compensation expense amounted to $15 million and $10
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 21

million, respectively, in the third quarter of 2020 and 2019. Total share-based compensation expense amounted to $43 million and $29 million, respectively, in the nine months ended September 30, 2020 and 2019.
As of September 30, 2020, there was approximately $76 million of total unrecognized compensation expense related to unvested restricted stock awards (“RSAs”), and performance stock units (“PSUs”), which we expect to recognize over remaining weighted-average periods of 2.4 years and 1.5 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 11.5% for non-executive employees as of September 30, 2020.
As of September 30, 2020, unrecognized stock option expense was insignificant. No stock options were granted or exercised in the nine months ended September 30, 2020.
Activity for RSAs and PSUs is summarized below:

	RSAs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2019	447,680	$102.41	324,078	$101.45
Granted	334,233	125.99	187,028	123.09
Vested	(166,115)	96.19	(7,368)	68.16
Forfeited	(26,439)	114.48	(29,271)	98.72
Unvested balance, September 30, 2020	589,359	$116.99	474,467	$110.67

The aggregate fair values of RSAs and PSUs granted and vested are presented in the following table:

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Granted:
RSAs	$42	$32
PSUs	23	19
Total granted	$65	$51
Vested:
RSAs	$21	$18
PSUs	1	2
Total vested	$22	$20

10. Segments
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
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 22

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Total revenue:
Health Plans	$5,020	$4,239	$14,181	$12,546
Other	1	4	7	9
Consolidated	$5,021	$4,243	$14,188	$12,555

The following table reconciles margin to consolidated income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Margin:
Health Plans	$670	$561	$2,032	$1,725
Add: other operating revenues (1)	253	159	744	470
Less: other operating expenses (2)	(634)	(463)	(1,789)	(1,393)
Operating income	289	257	987	802
Other expenses, net	27	24	77	52
Income before income tax expense	$262	$233	$910	$750
______________________
(1)Other operating revenues include premium tax revenue, health insurer fees reimbursed, and investment income and other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, and other costs.
11. Commitments and Contingencies
COVID-19 Pandemic
We continue to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic, and as it evolves, we continue to process, assemble, and assess member utilization information. We believe that our cash resources, borrowing capacity available under the Credit Agreement, and cash flow generated from operations will be sufficient to withstand the financial impact of the pandemic, and will enable us to continue to support our operations, regulatory requirements, debt repayment obligations, and capital expenditures for the foreseeable future.
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

Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “guidance,” “future,” “anticipates,” “believes,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the sections titled “Risk Factors” in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, including without limitation the following:
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
•our ability to consummate, integrate, and realize benefits from acquisitions, including the announced acquisitions of Magellan Complete Care and of Affinity;
•the outcome of the protest and appeal proceedings in Kentucky with regard to the Medicaid contract award to our Kentucky health plan;
•effective management of our medical costs;
•our ability to predict with a reasonable degree of accuracy utilization rates, including utilization rates associated with the flu or coronavirus;
•the full reimbursement of the ACA health insurer fee, or HIF;
•the success of our efforts to retain existing or awarded government contracts, and the success of any bid submissions in response to requests for proposal, including our contracts in Ohio, California, Texas, and Kentucky;
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
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 24

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
Readers should refer to the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
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

Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 25

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Through our locally operated health plans in 15 states and the Commonwealth of Puerto Rico, we served approximately 4.0 million members as of September 30, 2020. The health plans are generally operated by our respective wholly owned subsidiaries in those states and licensed as health maintenance organizations (“HMO”).
THIRD QUARTER 2020 HIGHLIGHTS
We reported net income per diluted share of $3.10 for the third quarter of 2020, with net income of $185 million, which consisted of the following:
•Premium revenue of $4.8 billion, which increased 16.8% compared with the third quarter of 2019;
•Consolidated medical care ratio (“MCR”) of 85.9%, which decreased 40 basis points compared with 86.3% in the third quarter of 2019;
•General and administrative expense (“G&A”) ratio of 7.3%, which decreased 30 basis points compared with 7.6% in the third quarter of 2019; and
•After-tax margin of 3.7%.
COVID Impacts
Unlike the second quarter of 2020, in which the combined COVID-related impacts temporarily increased our earnings, in the third quarter of 2020 the combination of COVID-related impacts netted to a negligible to slightly positive impact on earnings and included:
•A modest net decrease in medical costs due primarily to COVID-related utilization curtailment;
•Premium refunds to a number of our state Medicaid customers in response to the COVID-related utilization curtailment, which we experienced in both the second and third quarters of 2020;
•An increase in our G&A spending on activities related to COVID; and
•A meaningful increase to our Medicaid membership.
As we work through this unprecedented period of the COVID pandemic, we remain focused on executing on the underlying fundamentals of our business to continue to produce solid results, regardless of the short-term COVID-related impacts on our reported financial metrics and results.
Growth Initiatives
We made another major stride in the third quarter of 2020 related to the activation of our growth strategy. In September 2020, we signed a definitive agreement to purchase the net assets of Affinity Health Plan in New York for approximately $380 million, which we currently expect to close as early as the second quarter of 2021. We believe this purchase is another milestone in a growth-oriented 2020. Our growth initiatives continue to be anchored by our capital allocation priorities: first, organic growth of our core businesses; second, inorganic growth through accretive acquisitions; and third, programmatically returning excess capital to shareholders.

Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 26

FINANCIAL SUMMARY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in millions, except per-share amounts)
Premium revenue	$4,768	$4,084	$13,444	$12,085
Premium tax revenue	170	119	477	367
Health insurer fees reimbursed	69	—	206	—
Investment income and other revenue	14	40	61	103

Medical care costs	$4,098	$3,523	$11,412	$10,360
General and administrative expenses	368	323	1,030	953
Premium tax expenses	170	119	477	367
Health insurer fees	70	—	209	—

Operating income	$289	$257	$987	$802
Interest expense	27	22	72	67
Other expense (income), net	—	2	5	(15)
Income before income tax expense	262	233	910	750
Income tax expense	77	58	271	181
Net income	185	175	639	569
Net income per share - Diluted	$3.10	$2.75	$10.65	$8.80

Operating Statistics:
Ending total membership	4,033,000	3,346,000	4,033,000	3,346,000
MCR (1)	85.9%	86.3%	84.9%	85.7%
G&A ratio (2)	7.3%	7.6%	7.3%	7.6%
Premium tax ratio (1)	3.4%	2.8%	3.4%	2.9%
Effective income tax rate	29.5%	24.7%	29.8%	24.1%
After-tax margin (2)	3.7%	4.1%	4.5%	4.5%
________________________
(1)    MCR represents medical care costs as a percentage of premium revenue; premium tax ratio represents premium tax expenses as a percentage of premium revenue plus premium tax revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue. After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the third quarter of 2020 amounted to $185 million, or $3.10 per diluted share, compared with $175 million, or $2.75 per diluted share, in the third quarter of 2019. Operating income of $289 million in the third quarter of 2020, was higher compared with $257 million in the third quarter of 2019.
Net income in the nine months ended September 30, 2020, amounted to $639 million, or $10.65 per diluted share, compared with $569 million, or $8.80 per diluted share, in the nine months ended September 30, 2019. Operating income of $987 million in the nine months ended September 30, 2020, was higher compared with $802 million in the nine months ended September 30, 2019.
The improvement in operating income for both periods was mainly due to higher premium revenues and a reduction in the MCR.
Net income per share in the third quarter and nine months ended September 30, 2020, was favorably impacted by the reduction in common shares outstanding as a result of our share repurchase program that began in late 2019 and concluded in the first quarter of 2020. See further discussion in “Liquidity and Financial Condition,” below.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 27

PREMIUM REVENUE
Premium revenue increased $684 million in the third quarter of 2020, when compared with the third quarter of 2019, and increased $1,359 million in the nine months ended September 30, 2020, when compared with the nine months ended September 30, 2019.
In both periods, the higher premium revenue reflected the increase in membership, primarily in Medicaid, and included the impact from the YourCare and Passport acquisitions. In the third quarter of 2020, we added 325,000 members from our acquisition of the Kentucky Passport business on September 1, 2020, and 47,000 members from our acquisition of the New York YourCare business on July 1, 2020. The increase in premium revenues from these acquisitions was slightly offset by the decline in membership, in the third quarter of 2020, associated with our announced exit of operations in Puerto Rico. The increase in premium revenue was net of COVID-related premium refunds that were enacted in several states.
MEDICAL CARE RATIO
The consolidated MCR in the third quarter of 2020 decreased to 85.9%, compared to 86.3% in the third quarter of 2019, reflecting improved operating performance in Medicaid and Medicare, partially offset by underperformance in the Marketplace program. Additionally, the net effect of all of the COVID-related impacts, such as the reduced demand for medical services and the premium refunds, profit corridors and related actions, had a slightly favorable impact on our overall financial results.
The consolidated MCR in the nine months ended September 30, 2020, decreased to 84.9%, compared to 85.7% in the nine months ended September 30, 2019. Reserve development for the first nine months of 2020 was not material. The comparable period in the prior year was positively impacted by 100 basis points of favorable reserve development, primarily in the Medicaid program.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 3.4% in the third quarter of 2020, compared with 2.8% the third quarter of 2019; and 3.4% compared with 2.9% for the nine months ended September 30, 2020 and 2019, respectively. The current year ratio increase was mainly due to the state of Illinois’ implementation of a managed care organization provider assessment in the third quarter of 2019.
INVESTMENT INCOME AND OTHER REVENUE
Investment income and other revenue decreased to $14 million in the third quarter of 2020, compared with $40 million in the third quarter of 2019, and decreased to $61 million in the nine months ended September 30, 2020, compared with $103 million in the nine months ended September 30, 2019. The year-over-year decrease was consistent with our expectation and was due to the low interest rate environment.
G&A EXPENSES
The G&A expense ratio decreased to 7.3% in the third quarter of 2020, from 7.6% in the third quarter of 2019, and decreased to 7.3% in the nine months ended September 30, 2020, compared with 7.6% in the nine months ended September 30, 2019. In both periods, the ratio improved due to increased revenues, partially offset by increased costs associated with the COVID-19 pandemic. The third quarter and nine months ended September 30, 2020, reflected approximately $7 million and $38 million, respectively, of net incremental expenses associated with a variety of new COVID-related operational protocols, technology implementations, and benefits for our employees.
HEALTH INSURER FEES (“HIF”)
In the third quarter of 2020 and the nine months ended September 30, 2020, HIF expense amounted to $70 million and $209 million, respectively, and HIF reimbursements amounted to $69 million and $206 million, respectively. Public Law No. 115-120 provided for a HIF moratorium in 2019; therefore, there was no HIF incurred or reimbursed in that year. The HIF was reinstated in 2020, but the Further Consolidated Appropriations Act, 2020, repealed the HIF effective for years after 2020.
INTEREST EXPENSE
Interest expense increased to $27 million in the third quarter of 2020, compared with $22 million in the third quarter of 2019, and increased to $72 million in the nine months ended September 30, 2020, compared with $67 million in
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 28

the nine months ended September 30, 2019. Additional interest expense relating to the 4.375% Notes issued in June 2020 was partially offset by the decrease in interest expense resulting from the settlement of the convertible senior notes in January 2020. As further described below in “Liquidity,” a portion of the net proceeds from the 4.375% Notes offering was used to repay $600 million principal amount outstanding under the term loan facility of our prior credit agreement. See further discussion in Notes to Consolidated Financial Statements, Note 8, “Debt.”
OTHER EXPENSE (INCOME), NET
In the nine months ended September 30, 2020, we recognized losses on debt repayment of $5 million in connection with repayment of our term loan facility and other financing transactions. In the third quarter and nine months ended September 30, 2019, we recognized a loss on debt repayment of $2 million, and a gain on debt repayment of $15 million, respectively, in connection with convertible senior notes repayment transactions.
INCOME TAXES
Income tax expense amounted to $77 million in the third quarter of 2020, or 29.5% of pretax income, compared with income tax expense of $58 million, or 24.7% of pretax income in the third quarter of 2019. Income tax expense amounted to $271 million in the nine months ended September 30, 2020, or 29.8% of pretax income, compared with income tax expense of $181 million, or 24.1% of pretax income in the nine months ended September 30, 2019. The effective tax rate has been higher in 2020 due to higher nondeductible expenses in 2020, primarily related to the nondeductible HIF. As discussed above, the HIF was not applicable in 2019 and has been repealed for years after 2020.

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
Margin for our Health Plans segment is referred to as “Medical Margin.” Medical Margin amounted to $670 million in the third quarter of 2020, and $561 million in the third quarter of 2019. Medical Margin amounted to $2,032 million in the nine months ended September 30, 2020, and $1,725 million in the nine months ended September 30, 2019. Management’s discussion and analysis of the changes in the individual components of Medical Margin follows.
See Notes to Consolidated Financial Statements, Note 10, “Segments,” for more information on our reportable segments.

HEALTH PLANS
As of September 30, 2020, the Health Plans segment consisted of health plans operating in 15 states and the Commonwealth of Puerto Rico, and served approximately 4.0 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
TRENDS AND UNCERTAINTIES
COVID-19 Pandemic
As the COVID-19 pandemic continues to evolve, its ultimate impact to our business, results of operations, financial condition and cash flows is uncertain and difficult to predict. Specific trends and uncertainties related to our Health Plans segment follow.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 29

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
Effective October 23, 2020, the U.S. Department of Health and Human Services (“HHS”) announced that it has extended the COVID public health emergency for another 90 days. The renewal extends the emergency period until late January 2021. As a result, the enhanced FMAP rate will be extended through the end of the first quarter of 2021. The accompanying requirement that bans the loss of coverage from state eligibility redeterminations would be extended through the end of January 2021. Redetermination is the process through which Medicaid enrollees demonstrate whether they continue to meet the requirements for participation in the Medicaid program, in particular maximum household income. This is likely a positive indicator for continued membership gains, and to provide more support for an actuarially sound rate environment.
Phase 3 - Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Enacted on March 27, 2020, the CARES Act provided an estimated $2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. This assistance included loans and support to major industries, including airlines and small businesses, direct payments to individuals and families, and $175 billion in relief funds to hospitals and other healthcare providers.
Phase 3b - Paycheck Protection Program and Health Care Enhancement Act. Enacted on April 24, 2020, this legislation provided $310 billion for the depleted Paycheck Protection Program, and additional funding for hospitals and testing.
The Phase 4 stimulus package is currently under consideration by Congress.
Due to the uncertainty as to the duration and breadth of the COVID-19 pandemic, we are unable to reasonably estimate the ultimate impact of the economic stabilization programs to our business, financial condition, and operating results.
Health Plan Operations
The pandemic has impacted our business, and we currently expect it to further impact our business in the areas described below. As noted above, in the third quarter of 2020 the combination of COVID-related impacts netted to a negligible to slightly positive impact on earnings.
Medical Care Costs and Demand for Healthcare Services. Beginning in early 2020 the pandemic, along with the related quarantine and social distancing measures, initially reduced demand for certain routine and non-critical medical services, while at the same time increased demand for other medical services, such as COVID-19 testing and emergency services. Early in the second quarter of 2020, we experienced significantly lower utilization in a variety of cost categories, representing approximately two-thirds of our total medical cost spend, with utilization levels increasing slowly as the quarter progressed. We experienced several significant COVID-related impacts on medical care costs in the third quarter of 2020 as follows:
•At the beginning of the third quarter of 2020, utilization was still moderately curtailed, but rebounded to more normal levels during the quarter.
•We attracted approximately 300,000 new Medicaid members since March 31, 2020, and we believe that the acuity of that population is lower than our average.
•Direct costs to care for COVID patients totaled $35 million in the third quarter of 2020, as a resurgence of COVID infections and episodes has occurred in places such as Texas and California, and also disproportionately impacted certain of our Marketplace members.
In the third quarter of 2020, the net effect of these three factors reduced medical care costs and increased pretax earnings by a range of approximately $95 million to $105 million.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 30

Medicaid Premium Actions. Various states have implemented temporary premium refunds and related actions in response to the reduced demand for medical services stemming from COVID-19, which are resulting in a reduction of our medical margin. In some cases, these premium actions are retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. In the second quarter of 2020, we recognized approximately $75 million for certain of these retroactive premium actions that we believe to be probable, and where the ultimate premium amount is reasonably estimable. In most of those states, the refund period extended into the third quarter of 2020, and one additional state, Michigan, enacted a premium refund mechanism in the third quarter of 2020. Consequently, we recognized an additional $88 million related to these retroactive premium actions in the third quarter of 2020, resulting in $163 million recognized in the nine months ended September 30, 2020.
It is possible that certain states could increase the level of existing premium refunds, and it is also possible that other states could implement some form of retroactive premium refund during the fourth quarter of 2020. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Our position on rate adequacy has been consistent:
•We do not intend, nor do we want, to keep state Medicaid money that was supposed to be spent on medical benefits but was not due to utilization curtailment caused by COVID;
•In many of our Medicaid states, there are already mechanisms in place to protect against a surplus margin, as there are Minimum MLRs in seven of our states and profit caps in two others; and
•Once the COVID-19 pandemic abates, we believe that the traditional process of establishing prospective actuarially sound rates based on a credible medical cost baseline and cost trend off that baseline will resume.
Member Enrollment. We added 625,000 Medicaid members as of September 30, 2020, compared with our Medicaid membership as of March 31, 2020, when we first began to report on the impacts of the pandemic. Included in this total are 325,000 members added from our acquisition of the Kentucky Passport business on September 1, 2020. The 47,000 member increase from our acquisition of the New York YourCare business on July 1, 2020, was offset by the decline in membership, in the third quarter of 2020, associated with our announced exit of operations in Puerto Rico. The remaining 300,000 increase in membership was mainly due to the suspension of redeterminations, as we believe that unemployment-related enrollment has not yet materially accessed managed Medicaid.
It remains unclear how high the COVID-related membership peak will be, how quickly it will fall as the economy recovers, and where it will ultimately settle. However it does now appear that since unemployment nationally is now just under 8%, the initial industry estimates of unemployment-related Medicaid membership increases were somewhat overstated. On a related note, the declaration of the extension of the public health emergency period into next year will also likely have an impact. Therefore, we are currently unable to predict the timing or amount of the expected increases in enrollment. Increased membership would increase our premium revenue, but would also likely result in a significant increase in medical care claims and related costs. We believe that we have the scalability necessary to both serve new members, and ably partner with our state customers for increases in membership.
Capital and Financial Resources. Refer to “Liquidity and Financial Condition” below for a discussion of our capital and financial resources.
We continue to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic, and as it evolves, we continue to process, assemble, and assess member utilization information. We believe that our cash resources, borrowing capacity available under the Credit Agreement, and cash flow generated from operations will be sufficient to withstand the financial impact of the pandemic, and will enable us to continue to support our operations, regulatory requirements, debt repayment obligations, and capital expenditures for the foreseeable future.
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
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 31

is unconstitutional, but remanded the case back to the District Court for additional analysis and findings regarding severability and the consideration of additional arguments.
The U.S. Supreme Court has accepted the appeal of the Fifth Circuit Court’s decision. Oral arguments before the Supreme Court are scheduled to take place on November 10, 2020, and a decision is expected in the first half of 2021. The ACA remains in effect pending the issuance of the Supreme Court’s opinion.
As of September 30, 2020, we served a significant number of members enrolled in programs created by the ACA, including approximately 730,000 Medicaid Expansion members and 325,000 Marketplace members. In the nine months ended September 30, 2020, premium revenue associated with these members amounted to $3,644 million, and contributed Medical Margin of $681 million. A decision by the Supreme Court that the entirety of the ACA is unconstitutional could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Other Recent Developments
New York. In September 2020, we entered into a definitive agreement to acquire substantially all of the assets of Affinity Health Plan, Inc. The net purchase price for the transaction is approximately $380 million, subject to various adjustments at closing, which we intend to fund with cash on hand. We currently expect the transaction to close as early as the second quarter of 2021.
On July 1, 2020, we closed on the acquisition of certain assets of YourCare Health Plan, Inc., a Medicaid health plan, for a cash purchase price of $42 million. In connection with this transaction, we added approximately 47,000 Medicaid members in New York.
Kentucky. On September 1, 2020, we closed on the acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan. Effective on that same date, the Kentucky Medicaid agency approved the novation of Passport’s Medicaid contract to Molina Healthcare of Kentucky, Inc. As a result, we added approximately 325,000 Medicaid members in Kentucky.
In May 2020, our Kentucky health plan had been selected as an awardee pursuant to the statewide Medicaid managed care RFP issued by the Kentucky Cabinet for Health and Family Services, Department for Medicaid Services. On October 23, 2020, pursuant to a protest filing appeal with regard to the RFP awards, a court ordered the addition of a sixth health plan to the Kentucky Medicaid program for 2021. That ruling did not rescind the Medicaid contract award to our Kentucky health plan for 2021, nor did it have any impact on the earlier novation of the Passport Medicaid contract to us. The new Medicaid contract is currently expected to begin on January 1, 2021.
Acquisition of Magellan Complete Care. In April 2020, we entered into a definitive agreement to acquire the MCC line of business of Magellan Health, Inc. The purchase price for the transaction is approximately $820 million, net of certain tax benefits, which we intend to fund with cash on hand.
MCC is a managed care organization serving members in six states, including Medicaid members in Arizona and statewide in Virginia, and Integrated Acute Care members in Florida. Through its Senior Whole Health branded plans, MCC provides fully integrated plans for Medicaid and Medicare dual beneficiaries in Massachusetts, as well as Managed Long-Term Care in New York. MCC also provides consultative services to participants who self-direct their care through Wisconsin’s long-term services and supports (“LTSS”) program. As of December 31, 2019, MCC served approximately 155,000 members in managed care plans and provided services to 25,000 LTSS program participants in Wisconsin, with full year 2019 revenues over $2.7 billion.
The transaction is subject to federal and state regulatory approvals, and other customary closing conditions, and is expected to close around the end of 2020. In connection with this transaction, Magellan Health, Inc. has agreed to provide certain transition services following the closing.
Marketplace Risk Corridor Ruling. In April 2020, the United States Supreme Court held that §1342 of the Affordable Care Act obligated the federal government to pay participating insurers the full Marketplace risk corridor amounts calculated by that statute, and that impacted insurers may sue the federal government in the U.S. Court of Federal Claims to recover damages for breach of that obligation. In June 2020, the Claims Court granted us judgment in the amount of $128.1 million for our 2014, 2015, and 2016 Marketplace risk corridor claims, which we received in October 2020. Since we accounted for the judgment as a gain contingency at September 30, 2020, it will be recognized in our fourth quarter 2020 financial results. The judgment does not create additional Minimum MLR rebates.
Illinois. In March 2020, we terminated our agreement to acquire all of the capital stock of NextLevel Health Partners, Inc. due to the seller’s stated unwillingness to close pursuant to the terms of the acquisition agreement.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 32

Puerto Rico. We will exit Puerto Rico’s Medicaid program when our current contract expires on October 31, 2020. We are working closely with the regulatory authorities and the provider community to ensure that our members in Puerto Rico have reliable continuity of care. As discussed in the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies,” we recognized a $10 million premium deficiency reserve at September 30, 2020, in connection with the exit from this business.
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
Ohio. Our managed care contract with the Ohio Department of Medicaid (“ODM”) is effective through July 1, 2021. In September 2020, the ODM released the RFP for the Ohio Medicaid program with a due date of November 20, 2020. The program will be regionally based on the current three regions (Central/Southeast, Northeast and West); plans may bid on one or all regions, and be awarded one or all regions. The contracts will be awarded on
January 25, 2021, with a go-live date of January 5, 2022.
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
Update on Status of MMP Contracts
Our MMP contracts in California, Illinois and Ohio are effective through December 31, 2022. Updates to our current Michigan, South Carolina and Texas MMP contracts are described below. The Michigan, South Carolina and Texas MMP contracts represented aggregate revenues of approximately $586 million in nine months ended September 30, 2020.
Michigan. A one-year contract extension has been executed, through December 31, 2021. The state has submitted a formal letter of intent to extend the contract for five years through 2026; the five-year contract extension is under development.
South Carolina. A three-year contract extension has been executed, effective through December 31, 2023.
Texas. A three-year contract extension amendment, through December 31, 2023, is under review and pending full execution.
For a discussion of additional Health Plans segment trends, uncertainties and other developments, refer to our 2019 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 33

MEMBERSHIP
The following tables set forth our Health Plans segment membership as of the dates indicated:

	September 30, 2020	December 31, 2019	September 30, 2019
Ending Membership by Government Program:
Medicaid	3,595,000	2,956,000	2,955,000
Medicare	113,000	101,000	102,000
Marketplace	325,000	274,000	289,000
Total	4,033,000	3,331,000	3,346,000

Ending Membership by Health Plan:
California	584,000	565,000	580,000
Florida	136,000	132,000	136,000
Illinois	282,000	224,000	224,000
Kentucky (1)	325,000	—	—
Michigan	391,000	362,000	361,000
Ohio	348,000	288,000	292,000
South Carolina	153,000	131,000	134,000
Texas	357,000	341,000	350,000
Washington	947,000	832,000	818,000
Other (2)	510,000	456,000	451,000
Total	4,033,000	3,331,000	3,346,000

_________________________
(1)On September 1, 2020, we closed on the acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan. Effective on that same date, the Kentucky Medicaid agency approved the novation of Passport’s Medicaid contract to Molina Healthcare of Kentucky, Inc.
(2)“Other” includes the Idaho, Mississippi, New Mexico, New York, Puerto Rico, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

FINANCIAL PERFORMANCE
The tables in the section below summarize premium revenue, Medical Margin, and MCR by state health plan and by government program for the periods indicated (dollars in millions):
HEALTH PLANS

	Three Months Ended September 30,
	2020			2019
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

California	$554	$87	84.3%	$567	$111	80.3%
Florida	166	27	83.5	171	19	89.0
Illinois	339	32	90.5	257	25	90.6
Kentucky	169	16	90.7	—	—	—
Michigan	398	76	80.8	408	72	82.3
Ohio	808	124	84.6	640	58	91.0
South Carolina	158	18	88.8	151	13	91.6
Texas	801	104	87.1	734	89	87.8
Washington	807	116	85.7	688	85	87.7
Other (1)	568	70	87.6	468	89	80.9
Total	$4,768	$670	85.9%	$4,084	$561	86.3%

Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 34

	Nine Months Ended September 30,
	2020			2019
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

California	$1,660	$280	83.1%	$1,682	$295	82.4%
Florida	482	82	83.0	570	115	79.9
Illinois	953	116	87.8	726	94	87.1
Kentucky	169	16	90.7	—	—	—
Michigan	1,224	256	79.1	1,226	221	81.9
Ohio	2,279	326	85.7	1,914	208	89.2
South Carolina	472	60	87.3	427	49	88.7
Texas	2,273	276	87.9	2,246	292	87.0
Washington	2,351	364	84.5	2,011	223	88.9
Other (1)	1,581	256	83.7	1,283	228	82.2
Total	$13,444	$2,032	84.9%	$12,085	$1,725	85.7%
__________________
(1)“Other” includes the Idaho, Mississippi, New Mexico, New York, Puerto Rico, Utah and Wisconsin health plans, which are not individually significant to our consolidated operating results.

As discussed in “Trends and Uncertainties” above, the combination of all the COVID-19 pandemic-related impacts netted to a negligible to slightly positive impact on our overall financial results for the third quarter of 2020. Some of these items increased earnings, such as lower than expected medical costs from the curtailment of utilization that benefited all our state health plans, and a meaningful increase in Medicaid membership, while others served to decrease earnings, such as the temporary, retroactive Medicaid premium refunds and related actions enacted by certain states.
Comments relating to the performance of our health plans in California, Ohio, Texas and Washington, which represent our largest health plans from a premium revenue standpoint, follow:
California. For the third quarter and nine months ended September 30, 2020, Medical Margin declined as the lower medical costs from the curtailment of utilization were more than offset by Medicaid premium actions and underperformance in the Marketplace.
Ohio. For the third quarter and nine months ended September 30, 2020, Medical Margin was higher when compared with the same periods in 2019 due to higher premiums and improved operating performance in Medicaid. Premium revenues were higher year-over-year, mainly due to increased membership, program changes and rate increases in Medicaid established before COVID-19. In the third quarter of 2020, the combined impacts from COVID-19 were negligible; however, the health plan experienced a modest benefit for the nine months ended September 30, 2020, as lower medical costs from the curtailment of utilization slightly exceeded the impact of retroactive Medicaid premium refunds and related actions.
Texas. For the third quarter of 2020, Medical Margin improved compared with the third quarter of 2019, due to a decrease in the MCR in Medicaid, partially offset by underperformance in Marketplace. For the nine months ended September 30, 2020, performance declined year-over-year, with a lower Medical Margin compared with the same period in 2019. The decline resulted mainly from underperformance in Marketplace, due primarily to lower premiums and higher acuity mix for the new members we now serve, partially offset by lower MCRs in Medicaid and Medicare.
Washington. For the third quarter and nine months ended September 30, 2020, Medical Margin was higher when compared with the same periods in 2019, mainly driven by improved results in Medicaid. Medicaid premium revenues increased in both the third quarter and nine months ended September 30, 2020, due to membership growth in Medicaid. In addition, results in the nine months ended September 30, 2020, benefited modestly from lower medical costs due to the curtailment of utilization driven by COVID-19, which was partially offset by COVID-related provider payments mandated by the state in the second quarter of 2020.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 35

PROGRAMS

	Three Months Ended September 30,
	2020			2019
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$3,754	$509	86.4%	$3,168	$378	88.1%
Medicare	632	91	85.6	559	80	85.6
Marketplace	382	70	81.6	357	103	71.2
Total	$4,768	$670	85.9%	$4,084	$561	86.3%

	Nine Months Ended September 30,
	2020			2019
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$10,415	$1,427	86.3%	$9,239	$1,088	88.2%
Medicare	1,896	333	82.4	1,682	249	85.2
Marketplace	1,133	272	76.0	1,164	388	66.7
Total	$13,444	$2,032	84.9%	$12,085	$1,725	85.7%

Medicaid
Medicaid premium revenue increased $586 million in the third quarter of 2020 when compared with the third quarter of 2019, and increased $1,176 million in the nine months ended September 30, 2020, when compared with the nine months ended September 30, 2019. The increase in both periods was mainly due to membership growth and premium increases in several states, partially offset by premium refunds and related actions stemming from COVID-19. The increase in membership includes the impact of the Passport members in Kentucky that we assumed on September 1, and the YourCare membership in New York that we assumed on July 1, as well as the impact from suspension of redeterminations due to COVID-19.
As described above in “Health Plans—Trends and Uncertainties,” we recognized approximately $88 million and $163 million, respectively, in the third quarter and nine months ended September 2020, for the impact of premium refunds and related actions enacted in several states in response to the lower utilization of medical services resulting from COVID-19.
The Medical Margin in our Medicaid program increased $131 million, or 35%, in the third quarter of 2020 when compared with the third quarter of 2019, and increased $339 million, or 31% in the nine months ended September 30, 2020, when compared with the nine months ended September 30, 2019. The increase in both periods was driven by increased premium revenues and margin associated with the membership growth discussed above, and from a reduction in the MCR.
The Medicaid MCR decreased to 86.4% in the third quarter of 2020, from 88.1% in the third quarter of 2019, or 170 basis points, and decreased to 86.3% in the nine months ended September 30, 2020, from 88.2% in the nine months ended September 30, 2019, or 190 basis points. The improvements were generally present across all our programs. The year-over-year decrease in the third quarter of 2020 was due to increases in the premium revenue per member per month (“PMPM”) and improved operating performance, including enhanced medical cost initiatives. The combined impacts from COVID-19 were negligible to slightly positive in the third quarter of 2020. At the beginning of the third quarter of 2020, utilization was still moderately curtailed but reverted more to normal levels by the end of the quarter. For the nine months ended September 30, 2020, the MCR benefited from lower medical costs due to the curtailment of utilization from COVID-19, which modestly exceeded the impact of the retroactive Medicaid premium refunds and related actions enacted in several states.
In the third quarter of 2020, we recognized a $10 million premium deficiency reserve (“PDR”) associated with the Puerto Rico Medicaid business. As previously announced, we will exit this business when our current contract expires on October 31, 2020. The PDR represents the estimated remaining claims and administrative costs that exceed the estimated remaining premiums associated with the contract.
The MCR for TANF and CHIP was relatively flat in the third quarter of 2020, when compared with the third quarter of 2019, while the MCR for the ABD program decreased 180 basis points, and the MCR for Medicaid Expansion decreased by 440 basis points. The MCR for TANF and CHIP reflected the impact of the Puerto Rico PDR
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 36

discussed above. Excluding the PDR, the MCR in all our Medicaid programs improved year-over-year, mainly from increases in the premium revenue PMPM rates and improved operating performance.
For the nine months ended September 30, 2020, the MCR decreased 40 basis points for TANF and CHIP, decreased 190 basis points for ABD, and decreased 440 basis points for Medicaid Expansion, when compared with the same period in 2020. The year-over-year improvement in the nine months ended September 30, 2020, was due to the increase in premium revenue PMPM, operating improvements, and the COVID-19 related net impacts. These improvements were partially offset by unfavorable year-over-year changes in prior year reserve development.
Medicare
Medicare premium revenue increased $73 million in the third quarter of 2020 and $214 million in the nine months ended September 30, 2020, primarily due to increases in premium revenue PMPM and member months. PMPMs improved due to increased revenue resulting from risk scores that are more commensurate with the acuity of our population and increases in quality incentive premium revenues.
The Medical Margin for Medicare increased $11 million, or 14%, in the third quarter of 2020, and increased $84 million, or 34%, in the nine months ended September 30, 2020, when compared with the same periods, respectively, in 2019. The year-over-year improvement in both periods was mainly attributed to the increased revenues described above, and to a lesser extent, lower utilization of medical services stemming from COVID-19.
The Medicare MCR was unchanged at 85.6% in the third quarter of 2020. The 280 basis point year-over-year decrease in the MCR in the nine months ended September 30, 2020, was due to the same factors impacting the year-over-year changes in Medical Margin as discussed above.
Marketplace
Marketplace premium revenue increased $25 million in the third quarter of 2020, but decreased $31 million in the nine months ended September 30, 2020, mainly due to lower pricing in an effort to be more competitive, and lower risk scores that were not commensurate with the risk of the population. The decrease in the nine months period also resulted from the impact of more health plans being subject to minimum medical loss ratio rebates when compared with the prior year, and the benefit from favorable retrospective adjustments to risk adjustment premiums was higher in the prior year.
The Marketplace Medical Margin decreased $33 million in the third quarter of 2020, and $116 million in the nine months ended September 30, 2020, when compared with the same periods, respectively, in 2019. In both periods, the Medical Margin decrease was primarily due to the decline in premium revenues discussed above, and a higher than expected member acuity mix. Our risk scores continue to lag the acuity of our membership, and the rebound in utilization for Marketplace has been much more pronounced than our Medicaid and Medicare programs. The COVID-19 related utilization impact was unfavorable to the Marketplace business and contributed to the year-over-year decline.
The Marketplace MCR increased in the third quarter and the nine months ended September 30, 2020, attributable to same factors impacting the year-over-year changes in Medical Margin discussed above.

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
We maintain liquidity at two levels: 1) the regulated health plan subsidiaries; and 2) the parent company. Our Health Plans segment regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 37

our liquidity. In the nine months ended September 30, 2020, we did not experience noticeable delays of, or changes in, the timing and level of premium receipts as a result of the COVID-19 pandemic, but there can be no assurances that we will not experience such delays in the future. See further discussion below regarding various states’ premium actions in “Future Sources and Uses of Liquidity—Future Uses.”
A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the third quarter and nine months ended September 30, 2020, the parent received $120 million and $355 million, respectively, in dividends from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
The parent company may also contribute capital to the regulated health plan subsidiaries to satisfy minimum statutory net worth requirements, including funding for newer health plans with growing enrollment. In the third quarter and nine months ended September 30, 2020, the parent contributed capital of $10 million and $62 million, respectively, to the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $1,286 million, and $997 million as of September 30, 2020, and December 31, 2019, respectively. The increase as of September 30, 2020, was mainly due to net proceeds of $789 million for the 4.375% Notes issued in June 2020, $380 million drawn on the term loan facility in the first quarter of 2020, and $355 million of dividends received from our regulated health plan subsidiaries year to date. The increase was partially offset by the $600 million repayment of the term loan facility, purchases of our common stock amounting to $453 million, $62 million contributed to our health plan subsidiaries (including $42 million for the YourCare acquisition), $63 million for purchases of property, equipment and capitalized software, $42 million net cash paid for the aggregate convertible notes-related transactions, and $20 million for the initial cash payment for the Passport acquisition. As described in Note 2,” Significant Accounting Policies,” we received $128.1 million for the Marketplace risk corridor settlement in October 2020.
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
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 38

Cash Flow Activities
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2020	2019	Change

	(In millions)
Net cash provided by operating activities	$591	$398	$193
Net cash provided by (used in) investing activities	98	(80)	178
Net cash provided by (used in) financing activities	69	(510)	579
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$758	$(192)	$950
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
Net cash provided by operations for the nine months ended September 30, 2020 was $591 million, compared with $398 million in the nine months ended September 30, 2019. The $193 million increase in cash flow was due to stronger operating results in the nine months ended September 30, 2020, and the net impact of timing differences in government receivables and payables.
Investing Activities
Net cash provided by investing activities was $98 million in the nine months ended September 30, 2020, compared with $80 million used in investing activities in the nine months ended September 30, 2019, an increase in cash flow of $178 million. The year over year increase was primarily due to decreased purchases of investments in the nine months ended September 30, 2020.
Financing Activities
Net cash provided by financing activities was $69 million in the nine months ended September 30, 2020, compared with $510 million used in financing activities in the nine months ended September 30, 2019, an increase in cash flow of $579 million. In the nine months ended September 30, 2020, cash inflows included $789 million from the issuance of the 4.375% Notes and $380 million borrowed under the term loan facility. Cash outflows included the $600 million repayment of the term loan facility, common stock purchases of $453 million, which included $7 million to settle shares purchased in late December 2019, and net cash paid for the aggregate convertible senior notes‑related transactions amounting to $42 million. In the nine months ended September 30, 2019, net cash paid for the aggregate convertible senior notes-related transactions amounted to $754 million, partially offset by proceeds of $220 million borrowed under the term loan facility.

FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under the Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at September 30, 2020, our working capital was $3,397 million, compared with $2,698 million at December 31, 2019. At September 30, 2020, our cash and investments amounted to $5,058 million, compared with $4,477 million at December 31, 2019.
Regulatory Capital and Dividend Restrictions
Each of our regulated HMO subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our HMO subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus (net assets) requirement for these subsidiaries was estimated to be approximately $1,300 million at September 30, 2020, compared with
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 39

$1,110 million at December 31, 2019. Our HMO subsidiaries were in compliance with these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our HMO subsidiaries without prior approval by regulatory authorities as of September 30, 2020, is approximately $187 million in the aggregate. Our HMO subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of September 30, 2020, management believes that its regulated health plan subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
Debt Ratings
Each of our high-yield senior notes is rated “BB-” by Standard & Poor’s, and “Ba3” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants
The Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios are computed as defined by the terms of the Credit Agreement. As of September 30, 2020, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
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
Potential Impact of COVID-19 Pandemic. We added 625,000 Medicaid members as of September 30, 2020, compared with our Medicaid membership as of March 31, 2020, when we first began to report on the impacts of the pandemic. Included in this total are 325,000 members added from our acquisition of the Kentucky Passport business on September 1, 2020. The 47,000 member increase from our acquisition of the New York YourCare business on July 1, 2020, was offset by the decline in membership, in the third quarter of 2020, associated with our announced exit of operations in Puerto Rico. The remaining 300,000 increase in membership was mainly due to the suspension of redeterminations, as we believe that unemployment-related enrollment has not yet materially accessed managed Medicaid. It remains unclear how high the COVID-related membership peak will be, how quickly it will fall as the economy recovers, and where it will ultimately settle. However it does now appear that since unemployment nationally is now just under 8%, the initial industry estimates of unemployment-related Medicaid membership increases were somewhat overstated. On a related note, the declaration of the extension of the public health emergency period into next year will also likely have an impact. Therefore, we are currently unable to predict the timing or amount of the expected increases in enrollment. Increased membership would increase our premium revenue, but would also likely result in a significant increase in medical care claims and related costs.
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
Credit Agreement Borrowing Capacity. As of September 30, 2020, we had available borrowing capacity of $1 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 40

we maintain a minimum consolidated net leverage ratio. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In September 2020, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program will be funded with cash on hand and extends through December 31, 2021. The exact timing and amount of any repurchase will be determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. No shares were purchased under this program through October 29, 2020.
Acquisitions. We have a disciplined and steady approach to growth. Organic growth, which includes leveraging our existing health plan portfolio and winning new territories, is our highest priority. In addition to organic growth, we will consider targeted acquisitions that are a strategic fit that we believe will leverage operational synergies, and lead to incremental earnings accretion. For further information on our acquisitions, refer to the Notes to Consolidated Financial Statements, Note 4, “Business Combinations.”
In September 2020, we entered into a definitive agreement to acquire substantially all of the assets of Affinity Health Plan, Inc. The net purchase price for the transaction is approximately $380 million, subject to various adjustments at closing, which we intend to fund with cash on hand. We currently expect the transaction to close as early as the second quarter of 2021.
In September 2020, we completed the acquisition of certain assets of Passport Health Plan, Inc. The estimated total purchase price of $60 million includes our initial cash payment of $20 million in September 2020, plus estimated contingent consideration which consists primarily of an amount due to the seller for members we enroll in the open enrollment period for the 2021 plan year, over a minimum threshold, which resulted in an estimated contingent consideration liability of $40 million. We expect to settle this liability in the first quarter of 2021.
In April 2020, we entered into a definitive agreement to acquire the MCC line of business of Magellan Health, Inc. The purchase price for the transaction is approximately $820 million, net of certain tax benefits, which we intend to fund with cash on hand. The transaction is subject to federal and state regulatory approvals, and other customary closing conditions, and is expected to close around the end of 2020. In connection with this transaction, Magellan Health, Inc. has agreed to provide certain transition services following the closing.
Outcome of ACA Litigation. As described above in “Health Plans Segment—Trends and Uncertainties,” the U.S. Supreme Court has accepted the appeal of the Fifth Circuit Court’s decision regarding the constitutionality and severability of the individual mandate. The ACA remains in effect pending the issuance of the Supreme Court’s opinion. A decision by the Supreme Court that the entirety of the ACA is unconstitutional could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Potential Impact of COVID-19 Pandemic. Beginning in early 2020 the pandemic, along with the related quarantine and social distancing measures, initially reduced demand for certain routine and non-critical medical services, while at the same time increased demand for other medical services, such as COVID-19 testing and emergency services. At the beginning of the third quarter of 2020, utilization was still moderately curtailed, but rebounded to more normal levels during the quarter. Increased demand for medical services, which we are presently unable to predict the timing or magnitude, could result in a significant increase in medical care costs and related provider claims payments.
Also, as described above in “Health Plans Segment—Trends and Uncertainties,” we have been subject to Medicaid premium actions as a result of the pandemic. Various states have implemented temporary premium refunds and related actions in response to the reduced demand for medical services stemming from COVID-19, which are resulting in a reduction of our medical margin. In some cases, these premium actions are retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. In the second quarter of 2020, we recognized approximately $75 million for certain of these retroactive premium actions that we believe to be probable, and where the ultimate premium amount is reasonably estimable. In most of those states, the refund period extended into the third quarter of 2020, and one additional state, Michigan, enacted a premium refund mechanism in the third quarter of 2020. Consequently, we recognized an additional $88 million related to these retroactive premium actions in the third quarter of 2020, resulting in $163 million recognized in the nine months ended September 30, 2020.
It is possible that certain states could increase the level of existing premium refunds, and it is also possible that other states could implement some form of retroactive premium refund during the fourth quarter of 2020. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 41

or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Regulatory Capital Requirements and Dividend Restrictions. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
The Molina Healthcare Charitable Foundation. In August 2020, we announced our commitment of $150 million to fund The Molina Healthcare Charitable Foundation (the “Foundation”), an independent not-for-profit charitable foundation. We intend to make a sizable contribution to the Foundation in the fourth quarter of 2020.

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2019, was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Other than the financing transactions described in Notes to Consolidated Financial Statements, Note 8, “Debt,” there were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2020.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, there have been no significant changes during the nine months ended September 30, 2020, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
•Goodwill and intangible assets, net. There have been no significant changes, during the nine months ended September 30, 2020, to our disclosure reported in “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2020, the fair value of our fixed income investments would decrease by approximately $42 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Notes to Consolidated Financial Statements, Note 5, “Fair Value Measurements,” and Note 6, “Investments.”
Borrowings under the Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case, the applicable margin. For further information, see Notes to Consolidated Financial Statements, Note 8, “Debt.”
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 42

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
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 11, “Commitments and Contingencies.”

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision with respect to our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below and those discussed under the caption “Risk Factors,” in our Annual Report on Form 10‑K for the year ended December 31, 2019, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. The risk factors below, together with those described in the reports listed above, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, results of operations, or stock price. In addition to the risks relating to the COVID-19 pandemic in the reports listed above, the effects of the COVID-19 pandemic may also have the effect of significantly heightening many of the other risks associated with our business.
The May 2020 contract award to our Kentucky Medicaid plan is the subject of a legal challenge.
On October 23, 2020, pursuant to the appeal of a protest denial with regard to the May 2020 Kentucky RFP awards, a court ordered the addition of a sixth health plan to the Kentucky Medicaid program for 2021. That ruling did not rescind the Medicaid contract award to our Kentucky health plan for 2021, nor did it impact the earlier novation of the Passport Medicaid contract to us. On October 27, 2020, a different health plan filed an appeal with regard to the court’s October 23rd order. The outcome of litigation and appellate proceedings is inherently unpredictable. In the event the contract award to our Kentucky health plan or the novation of the Passport Medicaid contract is challenged or overturned, the business and revenues of our Kentucky health plan may be materially affected.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 43

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf during the quarter ended September 30, 2020, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	821	$179.12	—	$—
August 1 - August 31	—	$—	—	$—
September 1 - September 30	—	$—	—	$500,000,000
Total	821	$—	—

_______________________
(1)During the three months ended September 30, 2020, we withheld 821 shares of common stock, to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan. For further information refer to Note 9, “Stockholders' Equity.”
(2)In September 2020, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program will be funded with cash on hand and extends through December 31, 2021. The exact timing and amount of any repurchase will be determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. No shares were purchased under this program through October 29, 2020.
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 44

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
2.1	Asset Purchase Agreement, dated as of September 28, 2020, by and between Molina Healthcare, Inc. and Affinity Health Plan, Inc.*	Filed herewith.

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Taxonomy Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith.

*	Certain portions of this agreement have been omitted in accordance with Item 601(b)(10) of Regulation S-K. A copy of any omitted portion will be furnished to the Securities and Exchange Commission upon request.

Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	October 29, 2020	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 29, 2020	/s/ THOMAS L. TRAN
Thomas L. Tran
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. September 30, 2020 Form 10-Q | 46