Form 10-K
period 2020-12-31
MOLINA HEALTHCARE, INC.
filed 2021-02-16
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of our most recently completed second fiscal quarter, was approximately $10.5 billion (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2020).
As of February 12, 2021, approximately 58,000,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on May 6, 2021, are incorporated by reference into Part III of this Form 10-K, to the extent described therein.

MOLINA HEALTHCARE, INC. 2020 FORM 10-K
TABLE OF CONTENTS

		Page

Part I
Item Number
1.	Business	3

1A.	Risk Factors	19

1B.	Unresolved Staff Comments	Not Applicable.

2.	Properties	32

3.	Legal Proceedings	32

4.	Mine Safety Disclosures	Not Applicable.

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32

6.	Selected Consolidated Financial Data	Not Applicable.

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

7A.	Quantitative and Qualitative Disclosures About Market Risk	49

8.	Financial Statements and Supplementary Data	50

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable.

9A.	Controls and Procedures	90

9B.	Other Information	96

Part III

10.	Directors, Executive Officers and Corporate Governance	96

11.	Executive Compensation	96

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	96

13.	Certain Relationships and Related Transactions, and Director Independence	96

14.	Principal Accountant Fees and Services	96

Part IV

15.	Exhibits and Financial Statement Schedules	97

16.	Form 10-K Summary	Not Applicable.
Signatures

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “guidance,” “future,” “anticipates,” “believes,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section of this Form 10-K titled “Risk Factors,” as well as the following:
•the impact of the COVID-19 pandemic and its associated or indirect effects on our business, operations, and financial results;
•the numerous political, judicial, and market-based uncertainties associated with the Affordable Care Act (the “ACA”), including the ultimate outcome of the California et al. v Texas et al. matter currently pending for decision before the United States Supreme Court;
•significant budget pressures on state governments from diminished tax revenues incidental to the COVID-19 pandemic and their efforts to reduce rates or limit rate increases, to impose profit caps or risk corridors, or to recoup previously paid premium amounts on a retroactive basis;
•the market dynamics surrounding the ACA Marketplaces, including issues impacting enrollment, risk adjustment estimates and results, the potential for disproportionate enrollment of higher acuity members, and the discontinuation of premium tax credits;
•the outcome of the legal proceedings in Kentucky with regard to the Medicaid contract award to our Kentucky health plan and our acquisition of certain assets of Passport;
•the success of our efforts to retain existing or awarded government contracts, and the success of any bid submissions in response to requests for proposal, including our contracts in Ohio, California, and Texas;
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
•our ability to consummate, integrate, and realize benefits from acquisitions, including the completed acquisitions of Magellan Complete Care and Passport, and announced acquisition of Affinity;
•effective management of our medical costs;
•our ability to predict with a reasonable degree of accuracy utilization rates, including utilization rates associated with COVID-19;
•cyber-attacks, ransomware attacks, or other privacy or data security incidents resulting in an inadvertent unauthorized disclosure of protected information;
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
Molina Healthcare, Inc. 2020 Form 10-K | 1

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
•complications, member confusion, eligibility redeterminations, or enrollment backlogs related to the renewal of Medicaid coverage;
•fraud, waste and abuse matters, government audits or reviews, comment letters, or potential investigations, and any fine, sanction, enrollment freeze, corrective action plan, monitoring program, or premium recovery that may result therefrom;
•our exit from Puerto Rico, including the payment in full of our outstanding accounts receivable, the effective run-out of claims, and the return of our capital;
•changes with respect to our provider contracts and the loss of providers;
•approval by state regulators of dividends and distributions by our health plan subsidiaries;
•changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;
•high dollar claims related to catastrophic illness;
•the favorable resolution of litigation, arbitration, or administrative proceedings;
•the relatively small number of states in which we operate health plans, including the greater scale and revenues of our California, Ohio, Texas, and Washington health plans;
•the failure to comply with the financial or other covenants in our credit agreement or the indentures governing our outstanding notes;
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
Molina Healthcare, Inc. 2020 Form 10-K | 2

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
Through our locally operated health plans in 15 states, we served approximately 4.0 million members as of December 31, 2020. In addition, in connection with our acquisition of Magellan Complete Care on December 31, 2020, we added approximately 200,000 members, and now operate health plans in 18 states. These health plans are generally operated by our respective wholly owned subsidiaries in those states, and licensed as health maintenance organizations (“HMOs”).
FINANCIAL HIGHLIGHTS

	2020	2019
	(Dollars in millions, except per-share amounts)

Premium Revenue	$18,299	$16,208
Total Revenue	$19,423	$16,829
Medical Care Ratio (“MCR”) (1)	86.5%	85.8%
After-Tax Margin (2)	3.5%	4.4%
Net Income per Diluted Share	$11.23	$11.47
_______________________
(1)Medical care ratio represents medical care costs as a percentage of premium revenue.
(2)After-tax margin represents net income as a percentage of total revenue.
2020 EXECUTIVE SUMMARY
In 2020, we drove strong operating performance in a challenging COVID-19 pandemic environment, particularly in the following areas:
COVID-19 Response
•Operated remotely for majority of the year in unprecedented pandemic environment;
•Effected transition of workforce to remote status in March while maintaining or improving operating metrics;
•Addressed workforce hardships by implementing assistance programs, including dependent-care and other stipends, and a short-term incentive program for eligible non-executive employees; and
•Did not reduce workforce.
Health Plan Portfolio
•Announced health plan acquisitions including Magellan Complete Care (in Arizona, Florida, Massachusetts, New York, Virginia and Wisconsin), Affinity (in New York) and Passport (in Kentucky), representing annualized aggregate premium revenues exceeding $6 billion;
•Closed on acquisitions of Magellan Complete Care, Passport and YourCare (in New York);
•Established a dedicated integration management function to help ensure that we achieve the expected business results;
•Exited Puerto Rico operations without financial hardship; and
•Won the Medicaid contract request for proposal (“RFP”) in Kentucky, and successfully protested the outcome of the Medicaid RFP awards for certain regions of Texas, preserving our Medicaid membership in that state.
Molina Healthcare, Inc. 2020 Form 10-K | 3

Other Notable Achievements
•Organized, announced and initially funded the “MolinaCares” Molina Healthcare Charitable Foundation, an independent charitable organization;
•Drove over 20% improvement in annual employee engagement survey;
•Completed capital structure overhaul with the issuance of two high-yield senior notes amounting to $1.5 billion, in the aggregate, and increased credit facility capacity to $1 billion; and
•Further bolstered senior and middle management talent.
Our business footprint, as of December 31, 2020, is illustrated below.

New state; acquisition
New state; RFP win and acquisition
Existing State; expanded due to acquisitions

OUR SEGMENTS
As of December 31, 2020, we had two reportable segments: the Health Plans segment, and the Other segment. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
The Health Plans reportable segment includes our regulated health plan operating segments, along with the recently acquired Magellan Complete Care health plans operating segment. Because this acquisition closed on December 31, 2020, Magellan Complete Care’s operating results were insignificant to our consolidated results of operations for the year ended December 31, 2020. Management will continue to evaluate the composition of its operating and reportable segments for future filings. The Other segment, which is insignificant to our consolidated results of operations, includes certain corporate amounts not associated with or allocated to the Health Plans segment.
Refer to Notes to Consolidated Financial Statements, Note 16, “Segments,” for further information, including segment revenue and profit information, and Note 2, “Significant Accounting Policies” for premium revenue information by health plan.
Molina Healthcare, Inc. 2020 Form 10-K | 4

MEMBERSHIP BY HEALTH PLAN

	As of December 31,
	2020	2019
California	593,000	565,000
Florida	140,000	132,000
Illinois	302,000	224,000
Kentucky	337,000	—
Michigan	400,000	362,000
Ohio	352,000	288,000
Texas	357,000	341,000
Washington	977,000	832,000
Other (1)	574,000	587,000
Total (2)	4,032,000	3,331,000
__________________
(1)“Other” includes the Idaho, Mississippi, New Mexico, New York, Puerto Rico, South Carolina, Utah, and Wisconsin health plans, which were individually insignificant to our consolidated operating results for the periods presented.
(2)The 2020 totals for both “Membership by Health Plan,” and “Membership by Program,” do not include approximately 200,000 Magellan Complete Care members from the acquisition closed on December 31, 2020.
MEMBERSHIP BY PROGRAM

	As of December 31,
	2020	2019
Medicaid	3,599,000	2,956,000
Medicare	115,000	101,000
Marketplace	318,000	274,000
Total (2)	4,032,000	3,331,000
MISSION
We improve the health and lives of our members by delivering high-quality healthcare.
VISION
We will distinguish ourselves as the low cost, most effective and reliable health plan delivering government-sponsored care.
STRATEGY
Our growth strategy continues to be anchored by our capital allocation priorities: first, organic growth of our core businesses; second, inorganic growth through accretive acquisitions; and third, programmatically returning excess capital to shareholders, for example, in the form of targeted share repurchase programs. The key capabilities that enable our growth strategy follow:
Low Cost: We provide low-cost health plans to our state customers for Medicaid, and to our members in the MMP and Marketplace programs.
High Quality and Appropriate Access to Care: We provide our members effective and appropriate access to care at the right time and in the right setting.
Reliable Service and Seamless Experience: We offer our state customers, members, and providers reliable service and a seamless experience.
Molina Healthcare, Inc. 2020 Form 10-K | 5

OUR BUSINESS
MEDICAID
Overview
Medicaid was established in 1965 under the U.S. Social Security Act to provide healthcare and long-term care services and support to low-income Americans. Although jointly funded by federal and state governments, Medicaid is a state-operated and state-implemented program. Subject to federal laws and regulations, states have significant flexibility to structure their own programs in terms of eligibility, benefits, delivery of services, and provider payments. As a result, there are 56 separate Medicaid programs—one for each U.S. state, each U.S. territory, and the District of Columbia.
The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage (“FMAP”). A state’s FMAP is calculated annually and varies inversely with average personal income in the state. The approximate average FMAP across all jurisdictions is currently 60%, and currently ranges from a federally established FMAP floor of 50% to as high as 78%. See further discussion regarding the FMAP below in “COVID-19 Pandemic—Federal Economic Stabilization Programs.”
We participate in the following Medicaid programs:
•Temporary Assistance for Needy Families (“TANF”) - This is the most common Medicaid program. It primarily covers low-income families with children.
•Medicaid Aged, Blind or Disabled (“ABD”) - ABD programs cover low-income persons with chronic physical disabilities or behavioral health impairments. ABD beneficiaries typically use more services than those served by other Medicaid programs because of their critical health issues.
•Children’s Health Insurance Program (“CHIP”) - CHIP is a joint federal and state matching program that provides healthcare coverage to children whose families earn too much to qualify for Medicaid coverage. States have the option of administering CHIP through their Medicaid programs.
•Medicaid Expansion - In states that have elected to participate, Medicaid Expansion provides eligibility to nearly all low-income individuals under age 65 with incomes at or below 138% of the federal poverty line.
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
Status of Significant Contracts
Our consolidated Medicaid premium revenue constituted 73% of our total revenue in the year ended December 31, 2020. Our Medicaid contracts with each of the states of California, Ohio, Texas and Washington accounted for approximately 10% or more of our consolidated Medicaid premium revenues in each of the years ended December 31, 2020, and 2019. The current status of each of these contracts is described below.
California. Our managed care contracts with the California Department of Health Care Services (“DHCS”) cover six regions in northern and southern California (including Los Angeles County, California, as a subcontractor to another health plan holding a direct contract with the state). These contracts are effective through December 31, 2021, which we expect to be renewed annually until the effectiveness of new forms of contract following RFP awards. DHCS has publicly indicated it expects to release the final Medicaid RFP in 2021, for implementation in January 2024. Our California Medicaid contracts represented premium revenue of approximately $1,694 million, or 12%, of our consolidated Medicaid premium revenue in 2020.
Ohio. Our managed care contract with the Ohio Department of Medicaid (“ODM”) is effective through July 1, 2021. In September 2020, the ODM released the RFP for the Ohio Medicaid program, which will be regionally based on the current three regions (Central/Southeast, Northeast and West). Health plans were able to bid on one or all regions, and be awarded one or all regions. As of February 16, 2021, ODM had not announced the winning bidders
Molina Healthcare, Inc. 2020 Form 10-K | 6

for the RFP. Our Ohio Medicaid contract represented approximately $2,231 million, or 16%, of our consolidated Medicaid premium revenue in 2020.
Texas. In March 2020, the Texas Health and Human Services Commission (“HHSC”) notified our Texas health plan that HHSC had upheld our protest and had canceled all previously awarded contracts associated with the re-procurement awards announced in October 2019 for the ABD program (known in Texas as “STAR+PLUS”). In addition, HHSC canceled the pending re-procurement associated with the TANF and CHIP programs (known in Texas as “STAR/CHIP”). HHSC has indicated that the STAR+PLUS RFP will be posted in late 2021 or early 2022, with awards estimated to be announced in the second quarter of 2022, and start of operations in the fourth quarter of 2023. HHSC has also indicated that the STAR/CHIP RFP will be posted in the fourth quarter of 2022, with awards estimated to be announced in late 2022 or early 2023, and start of operations in the third quarter of 2024. Our Texas Medicaid contracts represented approximately $2,151 million, or 15%, of consolidated Medicaid premium revenue in 2020.
Washington. Our managed care contract with the Washington State Health Care Authority (“HCA”) covers all ten regions of the state’s Apple Health Integrated Managed Care program, and is effective through December 31, 2021. We expect the HCA to exercise its renewal option for at least one year, through December 31, 2022. Our Washington Medicaid contract represented approximately $2,804 million, or 20%, of consolidated Medicaid premium revenue in 2020.
A loss of any of our significant Medicaid contracts could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Other Developments
Magellan Complete Care. On December 31, 2020, we closed on our acquisition of 100% of the outstanding equity interests of the Magellan Complete Care line of business of Magellan Health, Inc., for total purchase consideration of approximately $1,037 million. Total purchase consideration paid in cash amounted to $1,008 million, which consisted of the base purchase price of $850 million, plus approximately $158 million in preliminary closing adjustments, primarily relating to excess regulatory capital. Total purchase consideration also included assumed liabilities of $29 million. Magellan Complete Care is a managed care organization serving members in six states, including Medicaid members in Arizona and statewide in Virginia, and integrated acute care members in Florida. Through its Senior Whole Health branded plans, Magellan Complete Care provides fully integrated plans for Medicaid and Medicare dual beneficiaries in Massachusetts, as well as managed long-term care in New York. As of December 31, 2020, Magellan Complete Care served approximately 200,000 members in its managed care plans. Magellan Complete Care also provides consultative services to participants who self-direct their care through Wisconsin’s long-term services and supports (“LTSS”) program. For the year ended December 31, 2020, Magellan Complete Care’s total 2020 revenue was approximately $2.9 billion.
New York. In September 2020, we entered into a definitive agreement to acquire substantially all the assets of Affinity Health Plan, Inc. The net purchase price for the transaction is approximately $380 million, subject to various adjustments at closing, which we intend to fund with cash on hand. We currently expect the transaction to close as early as the second quarter of 2021.
On July 1, 2020, we closed on the acquisition of certain assets of YourCare Health Plan, Inc., a Medicaid health plan operating in certain regions of New York, for a cash purchase price of $42 million.
Kentucky. In May 2020, our Kentucky health plan was selected as an awardee pursuant to the statewide Medicaid managed care RFP issued by the Kentucky Cabinet for Health and Family Services, Department of Medicaid Services. On September 1, 2020, we closed on the acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan, for a purchase price of $66 million. Effective on that same date, the Kentucky Medicaid agency approved the novation of Passport’s Medicaid contract to Molina Healthcare of Kentucky, Inc., thereby ensuring continuity of care for Passport’s Medicaid members.
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
Molina Healthcare, Inc. 2020 Form 10-K | 7

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
Contracts
We enter into Medicare and MMP contracts with CMS, in partnership with each state’s department of health and human services. Such contracts typically have terms of one to three years.
Status of MMP Contracts
Our California, Illinois and Ohio MMP contracts are effective through December 31, 2022, which represented aggregate premium revenue of approximately $947 million in 2020. Our South Carolina and Texas MMP contracts are effective through December 31, 2023, which represented aggregate premium revenue of approximately $492 million in 2020.
In Michigan, we have a one-year contract extension effective through December 31, 2021, which represented premium revenue of approximately $281 million in 2020. The state has submitted a formal letter of intent to extend the contract for five years through 2026; the five-year contract extension is under development.
Other Developments
In December 2020, CMS announced its introduction of a new direct contracting model aimed at utilizing Medicaid Managed Care Organizations (“MCOs”) to increase holistic care coordination and improve outcomes for the dually eligible population. The new model will roll out in January 2022, with requests for applications expected to be released in early 2021. Participating MCO-based direct contracting entities will have new incentives to provide whole-person care and better serve their full-benefit dually eligible enrollees.
Member Enrollment and Marketing
Our Medicare members may be enrolled through auto-assignment, as described above in “Medicaid—Member Enrollment and Marketing,” or by enrolling in our plans with the assistance of insurance agents employed by Molina, outside brokers, or via the Internet.
Molina Healthcare, Inc. 2020 Form 10-K | 8

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
MARKETPLACE
Overview
Effective January 1, 2014, the Affordable Care Act (“ACA”) authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase federally subsidized health insurance. We offer Marketplace plans in many of the states where we offer Medicaid health plans. Our plans allow our Medicaid members to stay with their providers as they transition between Medicaid and the Marketplace. Additionally, our plans remove financial barriers to quality care and seek to minimize members' out-of-pocket expenses. In 2021, we are participating in the Marketplace in all our markets except Idaho, Illinois, Kentucky, New York, and the Magellan Complete Care markets in Arizona, Massachusetts, and Virginia.
In 2021, we expect Marketplace enrollment to grow approximately 25%, to a total of 400,000 members at the end of 2021.This would represent premium revenue growth of approximately $485 million in 2021.
Contracts
We enter into contracts with CMS annually for the state Marketplace programs. These contracts have a one-year term ending on December 31, and must be renewed annually.
Other Developments
Special Enrollment Period. In January 2021, President Biden issued the Executive Order on Strengthening Medicaid and the Affordable Care Act. As a result of the order, a new three-month special enrollment period will be launched to allow uninsured and under-insured individuals to obtain Marketplace coverage. The special enrollment period will be open from February 15, 2021 to May 15, 2021.
Marketplace Risk Corridor Judgment. In April 2020, the United States Supreme Court held that §1342 of the Affordable Care Act obligated the federal government to pay participating insurers the full Marketplace risk corridor amounts calculated by that statute, and that impacted insurers may sue the federal government in the U.S. Court of Federal Claims to recover damages for breach of that obligation. In June 2020, the Claims Court granted us judgment in the amount of $128 million for 2014, 2015, and 2016 Marketplace risk corridor claims, which we received in October 2020. Consistent with the timing of the cash receipt, the gain was recognized in our fourth quarter 2020 financial results and reported in “Marketplace risk corridor judgment” in our consolidated statements of income. The judgment did not create additional Minimum MLR rebates.
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
Molina Healthcare, Inc. 2020 Form 10-K | 9

BASIS FOR PREMIUM RATES
The following table presents our consolidated premium revenue by program for the periods indicated:

	Year Ended December 31,
	2020	2019
	(In millions)
Medicaid	$14,265	$12,466
Medicare	2,512	2,243
Marketplace	1,522	1,499
Total	$18,299	$16,208
Medicaid
Under our Medicaid contracts, state government agencies pay our health plans fixed PMPM rates that vary by state, line of business, demographics and, in most instances, health risk factors. CMS requires these rates to be actuarially sound. In exchange for the payment received, Molina arranges, pays for, and manages healthcare services provided to Medicaid beneficiaries. Therefore, our health plans are at risk for the medical costs associated with their members’ healthcare. Payments to us under each of our Medicaid contracts are subject to each state’s annual appropriation process. The amount of the premiums paid to our health plans may vary substantially between states and among various government programs. For the year ended December 31, 2020, Medicaid program PMPM premium revenues ranged from $190.00 to $1,560.00.
Medicare
Under Medicare Advantage, managed care plans contract with CMS to provide benefits in exchange for a fixed PMPM premium payment that varies based on health plan star rating and member demographics, including county residence and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed PMPM premium payment. Amounts payable to us under the Medicare Advantage contracts are subject to annual revision by CMS, including any federal budget cuts or tax changes applicable to Medicare. We elect to participate in each Medicare service area or region on an annual basis. Medicare Advantage premiums paid to us are subject to federal government reviews and audits which can result, and have resulted, in retroactive and prospective premium adjustments. Compared with our Medicaid plans, Medicare Advantage and MMP contracts generate higher average PMPM revenues and healthcare costs. For the year ended December 31, 2020, Medicare program PMPM premium revenues ranged from $1,060.00 to $3,150.00.
Marketplace
For Marketplace, we develop each state’s premium rates during the spring of each year for policies effective in the following calendar year. Premium rates are based on our estimates of utilization of services and unit costs, anticipated member risk acuity and related federal risk adjustment transfer amounts, and non-benefit expenses such as administrative costs, taxes, and fees. The premium rates are filed for approval with the various state and federal authorities in accordance with the rules and regulations applicable to the ACA individual market, including, but not limited to, minimum loss ratio thresholds and adjustments for permissible rate variations by age, geographic area, and variations in plan design. In the year ended December 31, 2020, Marketplace program PMPM premium revenues ranged from $310.00 to $590.00, excluding the risk corridor judgment described above.

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
Molina Healthcare, Inc. 2020 Form 10-K | 10

Families First Coronavirus Response Act. Enacted on March 18, 2020, this legislation provided $100 billion in worker assistance, temporarily increased each qualifying state and territory’s FMAP by 6.2% beginning January 1, 2020, and waived cost sharing for COVID-19 testing. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s FMAP. The enhanced FMAP rate has been extended through the end of the second quarter of 2021. The accompanying requirement that bans the loss of coverage from state eligibility redeterminations has been extended through the end of April 2021. Redetermination is the process through which Medicaid enrollees demonstrate whether they continue to meet the requirements for participation in the Medicaid program, in particular maximum household income. This is likely a positive indicator for continued membership gains, and to provide more support for an actuarially sound rate environment.
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
Coronavirus Response and Relief Supplemental Appropriations Act. Enacted on December 27, 2020, this $900 billion economic stimulus package was attached to a $1.4 trillion omnibus spending bill to fund the U.S. government through September 30, 2021. The legislation aims to support the U.S. economy by reauthorizing and providing additional funding for the fiscal support programs established by the CARES Act, and included small business relief funding of $325 billion, $82 billion in school funding, $69 billion for vaccine procurement and distribution, direct payments to individuals and families, and extended unemployment benefits, among other relief funding.
Due to the uncertainty as to the duration and breadth of the COVID-19 pandemic, we are unable to reasonably estimate the ultimate impact of the economic stabilization programs to our business, financial condition, and operating results.
Health Plan Operations
The pandemic has impacted our business, and we currently expect it to further impact our business in the areas described below. In 2020, the combination of COVID-related impacts netted to a significant negative impact on earnings.
Medical Care Costs and Demand for Healthcare Services. Beginning in early 2020 the pandemic, along with the related quarantine and social distancing measures, reduced demand for certain routine and non-critical medical services, while at the same time increased demand for other medical services, such as COVID-19 testing and emergency services. Early in the second quarter of 2020, we began to experience significantly lower utilization in a variety of cost categories, representing approximately two-thirds of our total medical cost spend, with utilization levels increasing slowly as the year progressed. We experienced several significant COVID-related impacts on medical care costs in 2020 as follows:
•Direct costs to care for COVID patients totaled $205 million in 2020, as a resurgence of COVID infections and episodes occurred in places such as Texas and California, and also disproportionately impacted certain of our Marketplace members.
•In 2020, utilization was curtailed, and generally remained below normal levels for the remainder of the year. The effect of the curtailed utilization, net of the direct cost to care discussed above, reduced medical care costs and increased pretax earnings by approximately $420 million.
•Excluding acquisitions and our planned exit from Puerto Rico, we have added approximately 415,000 new Medicaid members since March 31, 2020, and we believe that the acuity of that population is lower than our average.
With regard to the recently approved vaccines, all such vaccines are purchased by the federal government, at no cost to us or our members. For our Medicaid and Marketplace members, we will cover the costs to administer the vaccine, which we do not expect to be significant. The costs to administer the vaccine to our Medicare members is generally covered by CMS.
Molina Healthcare, Inc. 2020 Form 10-K | 11

Medicaid Premium Actions. In 2020, various states enacted temporary premium refunds and related actions in response to the reduced demand for medical services stemming from COVID-19, which resulted in a reduction of our medical margin. In some cases, these premium actions were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive premium actions that we believe to be probable, and where the ultimate premium amount is reasonably estimable. We recognized $564 million related to these retroactive premium refunds, in the aggregate, in 2020, including approximately $37 million related to MMP plans.
It is possible that certain states could increase the level of existing premium refunds, and it is also possible that other states could implement some form of retroactive premium refund in the future. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Our position on rate adequacy has been consistent:
•We do not intend, nor do we want, to keep state Medicaid money that was supposed to be spent on medical benefits but was not due to utilization curtailment caused by COVID;
•In many of our legacy Medicaid states, there are already mechanisms in place to protect against a surplus margin, as there are Minimum MLRs in seven of our states and profit caps in two others; and
•Once the COVID-19 pandemic abates, we believe that the traditional process of establishing prospective actuarially sound rates based on a credible medical cost baseline and cost trend off that baseline will resume.
In addition to Medicaid premium actions, COVID may impact premium revenue in our Medicare and Marketplace programs. For these programs, which utilize risk adjustment methodologies, medical care patterns disrupted by COVID may temporarily affect our ability to obtain complete member health status information.
Member Enrollment. Excluding acquisitions and our planned exit from Puerto Rico, we have added approximately 415,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations.
It remains unclear how high the COVID-related membership peak will be, how quickly it will fall as the economy recovers, and where it will ultimately settle. However it does now appear that since unemployment nationally has fallen to 6.3% as of January 2021, the initial industry estimates of unemployment-related Medicaid membership increases were somewhat overstated. On a related note, the declaration of the extension of the public health emergency period to April 2021, with a potential extension from the Biden administration for the public health emergency to remain in place for all of 2021, will also likely have an impact. Therefore, we are currently unable to predict the timing or amount of the expected increases in enrollment. Increased membership would increase our premium revenue, but would also likely result in a significant increase in medical care claims and related costs. We believe that we have the scalability necessary to both serve new members, and ably partner with our state customers for increases in membership.
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

LEGISLATIVE AND POLITICAL ENVIRONMENT
PRESSURES ON MEDICAID FUNDING
Due to states’ budget challenges, including shortfalls resulting from the COVID-19 pandemic, and political agendas at both the state and federal levels, there are a number of different legislative proposals being considered, some of which would involve significantly reduced federal or state spending on the Medicaid program, constitute a fundamental change to the federal role in healthcare and, if enacted, could have a material adverse effect on our business, financial condition, cash flows, or results of operations. These proposals include elements such as the following, as well as numerous other potential changes and reforms:
Molina Healthcare, Inc. 2020 Form 10-K | 12

•Changes in the entitlement nature of Medicaid (and perhaps Medicare as well) by capping future increases in federal health spending for these programs, and shifting much more of the risk for health costs in the future to states and consumers;
•Reversing the ACA’s expansion of Medicaid that enables states to cover low-income childless adults;
•Changing Medicaid to a state block grant program, including potentially capping spending on a per-enrollee basis;
•Requiring Medicaid beneficiaries to work; and
•Limiting the amount of lifetime benefits for Medicaid beneficiaries.
AFFORDABLE CARE ACT
Status of Constitutionality Court Case
In December 2018, in a case brought by the state of Texas and nineteen other states, a federal judge in Texas held that the individual mandate of the Affordable Care Act (the “ACA”) is unconstitutional. He further held that since the individual mandate is inseverable from the entire body of the ACA, the entire ACA is unconstitutional. The effect of his ruling was stayed pending the appeal of the ruling to the Fifth Circuit Court of Appeals. In December 2019, a three-judge panel of the Fifth Circuit Court of Appeal, in a two to one decision, affirmed the District Court’s ruling that the individual mandate is unconstitutional, but remanded the case back to the District Court for further consideration of the severability issue. The intervenor defendant states led by California subsequently appealed the case to the U.S. Supreme Court, and the Supreme Court heard oral arguments in the case on November 10, 2020. The Supreme Court’s decision is expected by June 2021. If the Supreme Court were to rule that the individual mandate is unconstitutional, and that the individual mandate is not severable from the balance of the ACA, or that the entirety of the ACA is unconstitutional, that ruling could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
As of December 31, 2020, we served a significant number of members enrolled in programs created by the ACA, including approximately 771,000 Medicaid Expansion members and 318,000 Marketplace members. In the year ended December 31, 2020, premium revenue associated with these members amounted to $4,904 million, and contributed Medical Margin of $826 million.
Other Proposed Changes and Reforms
Other proposed changes and reforms to the ACA have included, or may include the following:
•Prohibiting the federal government from operating Marketplaces;
•Eliminating the advanced premium tax credits, and cost sharing reductions for low income individuals who purchase their health insurance through the Marketplaces;
•Expanding and encouraging the use of private health savings accounts;
•Providing for insurance plans that offer fewer and less extensive health insurance benefits than under the ACA’s essential health benefits package, including broader use of catastrophic coverage plans, or short-term health insurance;
•Establishing and funding high risk pools or reinsurance programs for individuals with chronic or high cost conditions; and
•Allowing insurers to sell insurance across state lines.
The passage of any of these changes or other reforms could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

OPERATIONS
QUALITY
Our long-term success depends, to a significant degree, on the quality of the services we provide. As of December 31, 2020, 13 of our health plans were accredited by the National Committee for Quality Assurance (“NCQA”), of which 12 of those health plans also received the Multicultural Health Care Distinction, which is awarded to organizations that meet or exceed NCQA’s rigorous requirements for multicultural healthcare.
For the states where our health plans are accredited by the NCQA and/or have Medicare Star Ratings, the table below presents such health plans’ NCQA status, as well as their current scores as part of the Medicare Star Ratings, which measures the quality of Medicare plans across the country using a 5-star rating system.
Molina Healthcare, Inc. 2020 Form 10-K | 13

We believe that these objective measures of quality are important to state Medicaid agencies, as a growing number of states link reimbursement and patient assignment to quality scores. Additionally, Medicare pays quality bonuses to health plans that achieve high quality.
__________________
*NCQA Health Insurance Plan Ratings for 2020-2021 (Medicaid) have not been released due to COVID-19.
PROVIDERS
We arrange healthcare services for our members through contracts with a vast network of providers, including independent physicians and physician groups, hospitals, ancillary providers, and pharmacies. We strive to ensure that our providers have the appropriate expertise and cultural and linguistic experience.
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
Physicians
We contract with both primary care physicians and specialists, many of whom are organized into medical groups or independent practice associations. Primary care physicians provide office-based primary care services. Primary care physicians may be paid under capitation or fee-for-service contracts and may receive additional compensation by providing certain preventive care services. Under capitation payment arrangements, healthcare providers receive fixed, pre-arranged monthly payments per enrolled member, whereas under fee-for-service payment arrangements, healthcare providers are paid a fee for each particular service rendered. Our specialists care for patients for a specific episode or condition, usually upon referral from a primary care physician, and are usually compensated on a fee-for-service basis. When we contract with groups of physicians on a capitated basis, we monitor their solvency.
Hospitals
We generally contract with hospitals that have significant experience dealing with the medical needs of the Medicaid population. We reimburse hospitals under a variety of payment methods, including fee-for-service, per diems,
Molina Healthcare, Inc. 2020 Form 10-K | 14

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
The following table illustrates consolidated medical care costs by type for the periods indicated:

	Year Ended December 31,
	2020			2019
	Amount	PMPM	% of Total	Amount	PMPM	% of Total
	(In millions, except PMPM amounts)
Fee-for-service	$11,590	$261.30	73.3%	$10,453	$256.34	75.1%
Pharmacy	2,012	45.37	12.7	1,681	41.23	12.1
Capitation	1,459	32.88	9.2	1,149	28.17	8.3
Other (1)	759	17.10	4.8	622	15.25	4.5
Total	$15,820	$356.65	100.0%	$13,905	$340.99	100.0%
_____________________
(1)“Other” includes all medically-related administrative costs, certain provider incentive costs, provider claims, and other healthcare expenses. Medically-related administrative costs include, for example, expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses.
MEDICAL MANAGEMENT
Our mission is to improve the health and lives of our members by delivering high-quality healthcare. We believe our singular focus on government-sponsored healthcare enables us to identify and implement efficiencies that distinguish us as the low-cost, high-quality health plan of choice. We emphasize primary care physicians as the central point of delivery for routine and preventive care, coordination of referrals to specialists, and appropriate assessment of the need for hospital care. This model has proved to be an effective method of coordinating medical care for our members.
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
Molina Healthcare, Inc. 2020 Form 10-K | 15

INFORMATION TECHNOLOGY
Our business is dependent on effective and secure information systems that assist us in processing provider claims, monitoring utilization and other cost factors, supporting our medical management techniques, providing data to our regulators, and implementing our data security measures. Our members and providers also depend upon our information systems for enrollment, premium processing, primary care and specialist physician roster access, membership verifications, claims status, provider payments, and other information.
We have partnered with third parties to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. In 2019, we entered into an agreement with a third-party vendor who manages certain of our information technology services including, among other things, our infrastructure operations, end-user services, data centers, public cloud and application management. As a result of the agreement, we were able to reduce our administrative expenses, while improving the reliability of our information technology functions, and maintain targeted levels of service and operating performance. A segment of these services are provided on our premises, while other portions of the services are performed at the vendor’s facilities.
Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, changing customer preferences, acquisitions and increased security risks.
CENTRALIZED SERVICES
We provide certain centralized medical and administrative services to our subsidiaries pursuant to administrative services agreements that include, but are not limited to, information technology, product development and administration, underwriting, claims processing, customer service, certain care management services, human resources, marketing, purchasing, risk management, actuarial, finance, accounting, compliance, legal and public relations.

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
Medicaid
The Medicaid managed care industry is subject to ongoing changes as a result of healthcare reform, business consolidations and new strategic alliances. We compete with national, regional, and local Medicaid service providers, principally on the basis of size, location, quality of the provider network, quality of service, and reputation. Our primary competitors in the Medicaid managed care industry include Centene Corporation, UnitedHealth Group Incorporated, Anthem, Inc., Aetna Inc., and other large not-for-profit healthcare organizations. Competition can vary considerably from state to state.
Medicare
The Medicare market is highly competitive across the country, with large competitors, such as UnitedHealth Group Incorporated, Humana Inc., and Aetna Inc., holding significant market share.
Molina Healthcare, Inc. 2020 Form 10-K | 16

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
HIPAA AND THE HITECH ACT
In 1996, Congress enacted the Health Insurance Portability and Accountability Act (“HIPAA”). All health plans are subject to HIPAA, including ours. HIPAA generally requires health plans to:
•Establish the capability to receive and transmit electronically certain administrative healthcare transactions, such as claims payments, in a standardized format;
•Afford privacy to patient health information; and
•Protect the privacy of patient health information through physical and electronic security measures.
In 2009, the Health Information Technology for Economic and Clinical Health Act (“HITECH”) imposed requirements on uses and disclosures of health information; included requirements for HIPAA business associate agreements; extended parts of HIPAA privacy and security provisions to business associates; added data breach notification requirements for covered entities and business associates and reporting requirements to the U.S. Department of Health and Human Services (“HHS”) and, in some cases, to the media; strengthened enforcement; and imposed higher financial penalties for HIPAA violations. In the conduct of our business, depending on the circumstances, we may act as either a covered entity and/or a business associate. HIPAA privacy regulations do not preempt more stringent state laws and regulations that may apply to us.
We maintain a HIPAA compliance program, which we believe complies with HIPAA privacy and security regulations, and have dedicated resources to monitor compliance with this program.
Healthcare reform created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicaid, CHIP, and Medicare. Those enhancements included mandatory licensure for all providers, and site visits, fingerprinting, and criminal background checks for higher risk providers.
FRAUD AND ABUSE LAWS AND THE FALSE CLAIMS ACT
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including federal and state anti-kickback statutes, prohibited referrals, and the federal False Claims Act, which permit agencies and enforcement authorities to institute a suit against us for violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, or the institution of corporate integrity agreements. Liability under such federal and state statutes and regulations may arise if we know, or it is determined that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements.
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
Molina Healthcare, Inc. 2020 Form 10-K | 17

The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the HHS Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines, or be excluded from the Medicare, Medicaid, or other state or federal healthcare programs as a result of an investigation arising out of such action.
LICENSING AND SOLVENCY
Our health plans are generally licensed by the insurance departments in the states in which they operate, except the following: our California health plan is licensed by the California Department of Managed Health Care; one of our New York health plans is licensed as a prepaid health services plan by the New York State Department of Health; and our Massachusetts Plan acquired on December 31, 2020, is regulated as a risk-bearing entity by the Massachusetts Executive Office of Health and Human Services.
Our health plans are subject to stringent requirements to maintain a minimum amount of statutory capital determined by statute or regulation, and restrictions that limit their ability to pay dividends to us. For further information, refer to the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”

HUMAN CAPITAL
As of December 31, 2020, we had approximately 10,500 employees, and added approximately 2,500 employees from the Magellan Complete Care and Passport acquisitions, effective January 1, 2021. Our employee base is multicultural and reflects the diverse membership we serve.
Over the past few years, management has launched a workplace modernization program that regularly introduces new human capital programs related to development, compensation and other workplace practices. We believe this workplace modernization program will allow us to achieve our overarching goal to become a destination employer in the government-sponsored healthcare industry.
Examples of recent programs include a cash bonus plan for all non-executive employees, improvements to our employee benefits, development resources for all employees, enhanced employee recognition programs, and the launch of a formal diversity, equity, and inclusion program. Additionally, we routinely engage with employees through use of engagement surveys, to evaluate employee satisfaction and obtain feedback on various facets of employee-related matters including workplace modernization programs.
Management continually evaluates human capital opportunities such as employee retention, engagement, succession planning and talent pipelines, performance rating distributions, and associated compensation actions. The board of directors is updated regularly on employee engagement, key executive vacancies, succession planning and workplace modernization progress.
We also offer formal leadership development programs such as new leader orientation, executive onboarding, front- line leadership essentials, and experienced leader training. We have targeted development plans for critical roles in the organization with an emphasis on leadership and business skills.
We invest in our workforce by offering competitive salaries and wages, as well as other employee benefits. Our compensation programs are designed to attract, retain, motivate, and reward employees, and recruit new employees. In addition, to foster a stronger sense of ownership and align the interests of employees with shareholders, we offer employees ownership in Molina through an employee stock purchase program, and grant eligible employees equity-based compensation under our equity incentive plan.
We also offer a comprehensive suite of benefits to all eligible employees, including, among others:
•Comprehensive health insurance coverage for employees working 30 hours or more per week;
•401(k) matching contributions of up to 100% on the first 4% contributed by the employee;
•Personal time off that provides employees with paid time away from work, combining vacation and sick leave;
•COVID-19 time off that provides employees with up to 80 hours of paid time away from work to recover from COVID-19;
Molina Healthcare, Inc. 2020 Form 10-K | 18

•Volunteer time off that provides employees with paid time away from work to build strong community partnerships and connect with the people we serve;
•Employee wellness programs that provide tools and incentives to live a healthy life focusing on physical, emotional, financial and work well-being;
•Up to ten dependent-care back-up visits per year for a low co-pay, and five hours of homework and tutoring support per child per month at no cost;
•Employee assistance program benefits that provides up to six confidential counseling sessions per rolling 12-month period and includes assistance with physical, emotional, and financial related matters; and
•Employee discount and other programs, including tuition reimbursement.

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

RISK FACTORS
You should carefully consider the risks described below and all of the other information set forth in this Form 10-K, including our consolidated financial statements and accompanying notes. These risks and other factors may affect our forward-looking statements, including those we make in this Form 10-K or elsewhere, such as in press releases, presentations to securities analysts or investors, or other communications made by or with the approval of one of our executive officers. The risks described in the following section are not the only risks facing our Company.
Additional risks that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. In addition to the risks relating to the COVID-19 pandemic that are specifically described in these risk factors, the effects of the COVID-19 pandemic may also have the effect of significantly heightening many of the other risks associated with our business, including those described below. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, among other effects, the trading price of our common stock could decline, and you could lose part or all of your investment.
RISKS RELATED TO OUR INDUSTRY
Our business, financial condition, cash flows, and results of operations will continue to be impacted by the COVID-19 pandemic, and the extent of such impact cannot be reasonably foreseen at this time.
We currently expect that the COVID-19 pandemic will continue to impact our business, financial condition, cash flows, and results of operations in a number of ways, including the following:
•It will have an adverse impact on the health of an indeterminate number of our members, resulting in increases in their medical care costs, as well as increased costs related to testing and vaccination protocols;
•Uncertainty and variability associated with the demand for medical services may lead states to pursue retroactive rate refunds (as has already occurred in certain instances), or to impose medical cost risk corridors or rate cuts that exceed the ultimate demand for medical services;
•Disrupted care patterns, as a result of the pandemic, may temporarily affect the ability to obtain complete member health status information, impacting future revenue in our Medicare and Marketplace lines of business, which utilize risk adjustment methodologies;
Molina Healthcare, Inc. 2020 Form 10-K | 19

•As a result of the pandemic’s impact on the national economy, state tax revenues have declined significantly and may not recover in 2021, resulting in the extension of risk corridors or rate cuts, and also threatening the ability of states to make timely monthly capitation payments to us;
•The reduced demand for certain routine and non-critical medical services has created financial stress for certain providers and could result in the insolvency of such providers;
•The pandemic may continue to cause increased volatility in the capital markets and such volatility could have a negative impact on our ability to access those markets on acceptable terms;
•We will continue to incur increased costs associated with the measures we are currently implementing and planning to implement to mitigate the implications of the COVID-19 pandemic;
•The continuing work-from-home status of our workforce may heighten the risk of a cybersecurity incident or HIPAA (as defined below) breach; and
•The pandemic may impact the ability of our outsourced information technology service providers, and other third-party vendors, to perform contracted services.
Due to the uncertainty around the duration and breadth of the COVID-19 pandemic and its broad cascading effects, the ultimate impact on our business, financial condition, cash flows, and operating results cannot be reasonably estimated at this time.
We operate in an uncertain political and judicial environment which creates uncertainties with regard to our future prospects.
In December 2018, in a case brought by the state of Texas and nineteen other states, a federal judge in Texas held that the individual mandate of the Affordable Care Act (the “ACA”) is unconstitutional. He further held that since the individual mandate is inseverable from the entire body of the ACA, the entire ACA is unconstitutional. The effect of his ruling was stayed pending the appeal of the ruling to the Fifth Circuit Court of Appeals. In December 2019, a three-judge panel of the Fifth Circuit Court of Appeal, in a two to one decision, affirmed the District Court’s ruling that the individual mandate is unconstitutional, but remanded the case back to the District Court for further consideration of the severability issue. The intervenor defendant states led by California subsequently appealed the case to the U.S. Supreme Court, and the Supreme Court heard oral arguments in the case on November 10, 2020. The Supreme Court’s decision is expected by June 2021. If the Supreme Court were to rule that the individual mandate is unconstitutional, and that the individual mandate is not severable from the balance of the ACA, or that the entirety of the ACA is unconstitutional, that ruling could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
State and federal budget deficits may result in Medicaid, CHIP, or Medicare funding cuts which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid, Medicare, and CHIP programs. The states in which we operate regularly face significant budgetary pressures. State budgetary pressures may result in unexpected Medicaid, CHIP, or Medicare rate cuts which could reduce our revenues and profit margins. For example, in 2020, various states enacted temporary premium refunds and related actions in response to the reduced demand for medical services stemming from COVID-19, which resulted in a reduction of our medical margin. In some cases, these premium actions were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive premium actions that we believe to be probable, and where the ultimate premium amount is reasonably estimable. We recognized $564 million related to these retroactive premium actions, in the aggregate, in 2020. It is possible that certain states could increase the level of existing premium refunds, and it is also possible that other states could implement some form of retroactive premium refund in the future. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
The Medicare-Medicaid Duals Demonstration Pilot Programs could be discontinued or altered, resulting in a loss of premium revenue.
To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligibles”), and to deliver services to these individuals in a more financially efficient manner, under the direction of CMS some states implemented demonstration pilot programs to integrate Medicare and Medicaid services for the dual eligibles. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (“MMPs”). We operate MMPs in six states: California, Illinois, Michigan, Ohio, South Carolina, and Texas. At December 31, 2020, our membership included approximately 62,000 integrated MMP members, representing approximately 2% of our total membership. However, the capitation paid to us for dual eligibles is significantly higher than the capitation paid for other members, representing 9% of our total premium revenues in 2020. If the states running the MMP pilot programs conclude that the demonstration pilot programs are not delivering better coordinated care and reduced
Molina Healthcare, Inc. 2020 Form 10-K | 20

costs, they could decide to discontinue or substantially alter such programs, resulting in a reduction to our premium revenues.
If state regulators do not approve payments of dividends and distributions by our subsidiaries, it may negatively affect our ability to meet our debt service and other obligations.
We are a corporate parent holding company and hold most of our assets in, and conduct most of our operations through, our direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of ordinary dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In general, our health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts that exceed either (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year, depending on the respective state statute. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Our health plans generally must provide notice to the applicable state regulator prior to paying a dividend or other distribution to us. Our parent company received $635 million and $1,373 million in dividends from our regulated health plan subsidiaries during 2020 and 2019, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our Company as a whole would be limited, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Our use and disclosure of personally identifiable information and other non-public information, including protected health information or PHI, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.
State and federal laws and regulations including, but not limited to, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, and all regulations promulgated thereunder (collectively, “HIPAA”), the California Consumer Privacy Act (the “CCPA”) and the Gramm-Leach-Bliley Act, govern the collection, dissemination, use, privacy, confidentiality, security, availability, and integrity of personally identifiable information (“PII”), including protected health information (“PHI”). HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities and business associates, including health plans such as ours. HIPAA requires covered entities like us to develop and maintain policies and procedures regarding PHI, and to adopt administrative, physical, and technical safeguards to protect PHI.
HIPAA violations may result in significant civil penalties. HIPAA authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. We have experienced HIPAA breaches in the past, including breaches affecting over 500 individuals.
Even when HIPAA does not apply, according to the Federal Trade Commission (the “FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. For example, California enacted the CCPA, which became effective on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.
If we do not comply with existing or new laws and regulations related to PHI, PII, or non-public information, we could be subject to criminal or civil sanctions. Any security breach involving the misappropriation, loss, or other unauthorized disclosure or use of confidential member information, whether by us or a third party, such as our
Molina Healthcare, Inc. 2020 Form 10-K | 21

vendors, could subject us to civil and criminal penalties, divert management’s time and energy, and have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Unforeseen changes in pharmaceutical regulations or market conditions may impact our revenues and adversely affect our results of operations.
Pharmaceutical products and services are a significant component of our healthcare costs. Evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, the price of pharmaceuticals, geographic variation in utilization of new and existing pharmaceuticals, and changes in discounts. The unpredictable nature of these factors may have a material adverse effect on our business, financial condition, cash flows, or results of operations.
The exorbitant cost of specialty drugs and new generic drugs could have a material adverse effect on the level of our medical costs and our results of operations.
Introduction of new high cost specialty drugs and sudden cost spikes for existing drugs increase the risk that the pharmacy cost assumptions used to develop our capitation rates are not adequate to cover the actual pharmacy costs, which jeopardizes the overall actuarial soundness of our rates. Bearing the high costs of new specialty drugs or the high cost inflation of generic drugs without an appropriate rate adjustment or other reimbursement mechanism would have an adverse impact on our financial condition and results of operations. In addition, evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, and changes in discounts. Although we will continue to work with state Medicaid agencies in an effort to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceuticals trends, there can be no assurance that we will be successful in this regard.
Large-scale medical emergencies in one or more states in which we operate our health plans could significantly increase utilization rates and medical costs.
Large-scale medical emergencies can take many forms and be associated with widespread illness or medical conditions. For example, natural disasters, such as a major earthquake or wildfire in California, or a major hurricane affecting Florida, South Carolina or Texas, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include a virulent flu season or epidemic, newly emergent mosquito-borne illnesses, such as the Zika virus, the West Nile virus, or the Chikungunya virus, or new viruses such as COVID-19, conditions for which vaccines may not exist, are not effective, or have not been widely administered.
In addition, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological or other weapons of mass destruction. All of these conditions, and others, could have a significant impact on the health of the population of wide-spread areas. If one of the states in which we operate were to experience a large-scale natural disaster, a significant terrorist attack, or some other large-scale event affecting the health of a large number of our members, our covered medical expenses in that state would rise, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Molina Healthcare, Inc. 2020 Form 10-K | 22

Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could require us to modify our operations and could negatively impact our operating results.
Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than managed care organizations. The government agencies administering these laws and regulations have broad latitude in interpreting and applying them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members and the public. For instance, some states mandate minimum medical expense levels as a percentage of premium revenues. These laws and regulations, and their interpretations, are subject to frequent change. The interpretation of certain contract provisions by our governmental regulators may also change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations, could reduce our profitability by imposing additional capital requirements, increasing our liability, increasing our administrative and other costs, increasing mandated benefits, forcing us to restructure our relationships with providers, requiring us to implement additional or different programs and systems, or making it more difficult to predict future results. Changes in the interpretation of our contracts could also reduce our profitability if we have detrimentally relied on a prior interpretation.
We are subject to extensive fraud and abuse laws that may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including federal and state anti-kickback statutes, prohibited referrals, and the federal False Claims Act, which permit agencies and enforcement authorities to institute a suit against us for violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, or the institution of corporate integrity agreements. Liability under such federal and state statutes and regulations may arise if we know, or it is determined that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements.
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
The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the U.S. Department of Health and Human Services’ Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines, or be excluded from the Medicare, Medicaid, or other state or federal healthcare programs as a result of an investigation arising out of such action. We have been the subject of qui tam actions in the past and other qui tam actions may be filed against us in the future. If we are subject to liability under a qui tam or other actions, our business, financial condition, cash flows, or results of operations could be adversely affected.
RISKS RELATED TO OUR BUSINESS
The May 2020 contract award to our Kentucky Medicaid plan, and its acquisition of Passport, is the subject of a legal challenge.
In October 2020, pursuant to the appeal of a protest denial with regard to the May 2020 Kentucky RFP awards, a court ordered the addition of a sixth health plan to the Kentucky Medicaid program for 2021. That ruling did not
Molina Healthcare, Inc. 2020 Form 10-K | 23

rescind the Medicaid contract award to our Kentucky health plan for 2021, nor did it impact the earlier novation of the Passport Medicaid contract to us. On October 27, 2020, a different health plan filed an appeal with regard to the court’s October 2020 order. In addition, another health plan filed a legal challenge with regard to our acquisition of Passport. The outcome of this litigation and any appellate proceedings is inherently unpredictable. In the event the contract award to our Kentucky health plan or the novation of the Passport Medicaid contract is overturned, the business and revenues of our Kentucky health plan may be materially affected.
If the responsive bids of our health plans for new or renewed Medicaid contracts are not successful, or if our government contracts are terminated or are not renewed on favorable terms, our premium revenues could be materially reduced and our operating results could be negatively impacted.
We currently derive our premium revenues from health plans that operate in 18 states, including the states added in our acquisition of Magellan Complete Care on December 31, 2020. Our consolidated Medicaid premium revenue constituted 73% of our total revenue in the year ended December 31, 2020. Measured by Medicaid premium revenue by health plan, our top four health plans were in California, Ohio, Texas, and Washington, with aggregate Medicaid premium revenue of $8.9 billion, or approximately 63% of consolidated Medicaid premium revenue, in the year ended December 31, 2020. If we are unable to continue to operate in any of our existing jurisdictions, or if our current operations in those jurisdictions or any portions of those jurisdictions are significantly curtailed or terminated entirely, our revenues could decrease materially.
Many of our government contracts are effective only for a fixed period of time and will only be extended for an additional period of time if the contracting entity elects to do so. For example, our contract in California is expected to be subject to re-procurement in late 2021. When our government contracts expire, they may be opened for bidding by competing health plans, and there is no guarantee that the contracts will be renewed or extended. Even if our contracts are renewed or extended, there can be no assurance that they will be renewed or extended on the same terms or without a reduction in the applicable service areas.
Even if our responsive bids are successful, the bids may be based upon assumptions regarding enrollment, utilization, medical costs, or other factors which could result in the contract being less profitable than we had expected or could result in a net loss. Furthermore, our contracts contain certain provisions regarding, among other things, eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and information reporting, quality assurance and timeliness of claims payment, and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies.
If we sustain a cyber-attack or suffer data privacy or security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.
As part of our normal operations, we routinely collect, process, store, and transmit large amounts of data, including sensitive personal information as well as proprietary or confidential information relating to our business or third parties. To ensure information security, we have implemented controls designed to protect the confidentiality, integrity and availability of this data and the systems that store and transmit such data. However, our information technology systems and safety control systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and our and our members’ data.
Molina Healthcare, Inc. 2020 Form 10-K | 24

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
We may be unable to successfully integrate our acquisitions or realize the anticipated benefits of such acquisitions.
Our growth strategy includes the pursuit of targeted inorganic growth opportunities that we believe will provide a strategic fit, leverage operational synergies, and lead to incremental earnings accretion. For example, in the third quarter of 2020, we closed on two business combinations, the acquisition of certain assets of YourCare Health Plan, Inc. and the acquisition of certain assets of Passport Health Plan, Inc. On December 31, 2020, we closed on our acquisition of the Magellan Complete Care line of business of Magellan Health, Inc. and, in the second quarter of 2021, we expect to close on our pending acquisition of substantially all of the assets of Affinity Health Plan, Inc. The integration of acquired businesses with our existing business is a complex, costly and time-consuming process. The success of acquisitions we make will depend, in part, on our ability to successfully combine our existing business with such acquired businesses and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation, and operational efficiencies, from the combinations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected.
Our acquisitions and the related integration activities involve a number of risks, including the following:
•The transition services that a seller may have agreed to provide following the closing, such as those Magellan Health, Inc. has agreed to provide following the closing of the Magellan Complete Care transaction, may not be provided in a timely or efficient manner, or certain necessary transition services may not be provided at all;
•Unforeseen expenses or delays associated with the acquisition and/or integration;
•The assumptions underlying our expectations regarding the integration process or the expected benefits to be achieved from an acquisition may prove to be incorrect;
•Maintaining employee morale and retaining key management and other employees;
•Difficulties retaining the business and operational relationships of the acquired business, and attracting new business and operational relationships;
•Unanticipated attrition in the membership of the acquired business pending the completion of the proposed transaction or after the closing of the transaction;
•Unanticipated difficulties or costs in integrating information technology, communications and other systems, consolidating corporate and administrative infrastructures, and eliminating duplicative operations;
•Attention to integration activities may divert management’s attention from ongoing business concerns, which could result in performance shortfalls;
•Successfully addressing the challenges inherent in managing a larger company and coordinating geographically separate organizations; and
•Delays in obtaining, or inability to obtain, necessary state or federal regulatory approvals, or such approvals may impose conditions that were not anticipated.
Many of these factors are outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy, which could materially affect our financial position, results of operations, or cash flows. There can be no assurances that we will be successful in managing our expanded operations as a result of acquisitions or that we will realize the expected growth in earnings, operating efficiencies, cost savings, or other benefits.
Molina Healthcare, Inc. 2020 Form 10-K | 25

If we lose contracts that constitute a significant amount of our premium revenue, we will lose the administrative cost efficiencies or cost leverage that is inherent in a larger revenue base. In such circumstances, we may not be able to reduce fixed costs proportionally with our lower revenue, and the financial impact of lost contracts may exceed the net income ascribed to those contracts.
We currently spread the cost of centralized services over a large revenue base. Many of our administrative costs are fixed in nature, and will be incurred at the same level regardless of the size of our revenue base. If we lose contracts that constitute a significant amount of our revenue, we may not be able to reduce the expense of centralized services in a manner that is proportional to that loss of revenue. In such circumstances, not only will our total dollar margins decline, but our percentage margins, measured as a percentage of revenue, will also decline. This loss of cost efficiency or cost leverage, and the resulting stranded administrative costs, could have a material and adverse impact on our business, financial condition, cash flows, or results of operations.
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
We are subject to retroactive adjustment to our Medicaid premium revenue as a result of retroactive risk adjustment; retroactive changes to contract terms and the resolution of differing interpretations of those terms; the difficulty of estimating performance-based premium.
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
If, in the interest of long-term profitability, we decide to exit certain state contractual arrangements, make changes to our provider networks, or make changes to our administrative infrastructure, we may incur disruptions to our business that could in the short term materially reduce our premium revenues and our net income.
Decisions that we make with regard to retaining or exiting our portfolio of state or federal contracts, and changes to the manner in which we serve the members of those contracts, could generate substantial expenses associated with the run out of existing operations and the restructuring of those operations that remain. Such expenses could include, but would not be limited to, goodwill and intangible asset impairment charges, restructuring costs, additional medical costs incurred due to the inability to leverage long-term relationships with medical providers, and costs incurred to finish the run out of businesses that have ceased to generate revenue, all of which could materially reduce our premium revenues and net income.
A failure to accurately estimate incurred but not paid medical care costs may negatively impact our results of operations.
Because of the lag in time between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time and establish claims reserves related to such estimates. Our estimated reserves for such incurred but not paid, or IBNP, medical care costs are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known incidence of disease, including COVID-19, or increased incidence of illness such as the flu,
Molina Healthcare, Inc. 2020 Form 10-K | 26

provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations is negatively impacted by the more limited experience we have had with those newer lines of business or populations.
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
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated substantially, and has varied across our health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio of 86.5% for the year ended December 31, 2020, had been one percentage point higher, or 87.5%, our net income per diluted share for the year ended December 31, 2020 would have been approximately $8.88 rather than our actual net income per diluted share of $11.23, a difference of $2.35.
Many factors may affect our medical care costs, including:
•the level of utilization of healthcare services;
•the impact of the COVID-19 pandemic;
•changes in the underlying risk acuity of our membership;
•unexpected patterns in the annual flu season;
•increases in hospital costs;
•increased incidences or acuity of high dollar claims related to catastrophic illnesses or medical conditions for which we do not have adequate reinsurance coverage;
•increased maternity costs;
•changes in state eligibility certification methodologies;
•relatively low levels of hospital and specialty provider competition in certain geographic areas;
•increases in the cost of pharmaceutical products and services;
•changes in healthcare regulations and practices;
•epidemics;
•new medical technologies; and
•other various external factors.
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
Molina Healthcare, Inc. 2020 Form 10-K | 27

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
In some markets, certain providers, particularly hospitals and some specialists, may have significant market positions or even monopolies. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts which are disadvantageous to us, our profitability in those areas could be adversely affected.
Some providers that render services to our members are not contracted with our health plans. In those cases, there is no pre-established understanding between the provider and our health plan about the amount of compensation that is due to the provider. In some states, the amount of compensation is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollars. In such instances, providers may claim they are underpaid for their services and may either litigate or arbitrate their dispute with our health plan. The uncertainty of the amount to pay to such providers and the possibility of subsequent adjustment of the payment or litigation with the provider that results in an adverse decision could adversely affect our business, financial condition, cash flows, or results of operations.
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
Molina Healthcare, Inc. 2020 Form 10-K | 28

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
Our business is dependent on effective and secure information systems that assist us in processing provider claims, monitoring utilization and other cost factors, supporting our medical management techniques, providing data to our regulators, and implementing our data security measures. Our members and providers also depend upon our information systems for enrollment, premium processing, primary care and specialist physician roster access, membership verifications, claims status, provider payments, and other information. If we experience a reduction in the performance, reliability, or availability of our information and medical management systems, our operations, ability to pay claims, ability to produce timely and accurate reports, and ability to maintain proper security measures could be adversely affected.
We have partnered with third parties to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. For example, in February 2019, we entered into a master services agreement with a third party vendor who manages certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers. If any licensor or vendor of any technology which is integral to our operations were to become insolvent or otherwise fail to support the technology sufficiently, our operations could be negatively affected.
We are subject to risks associated with outsourcing services and functions to third parties.
We contract with third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Some of these third-parties have direct access to our systems. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption. Any contractual remedies and/or indemnification obligations
Molina Healthcare, Inc. 2020 Form 10-K | 29

we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or could result in sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs and/or experience significant disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, and results of operations may be harmed.
Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, financial condition, cash flows and ability to bid for, and continue to participate in, certain programs.
Our contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards and to set premium rates. We have been, and continue to be, exposed to operating sanctions and financial fines and penalties for noncompliance. In some instances, our government clients have established retroactive requirements for the encounter data we must submit. There also may be periods of time in which we are unable to meet existing requirements. In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.
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
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our growth strategy.
As of December 31, 2020, we had $2,352 million of indebtedness outstanding, including long-term finance lease liabilities. As of December 31, 2020, we also had approximately $1 billion available for borrowings under our Revolving Credit Facility.
Our substantial indebtedness could have a material adverse effect on our business, financial condition, cash flows, or results of operations by, among other things:
•increasing our vulnerability to adverse economic, industry, or competitive developments;
•requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund operations, capital expenditures, and future acquisitions;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, including under our Credit Agreement and our outstanding senior notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our Credit Agreement or the indenture governing our outstanding senior notes;
•limiting our ability to obtain additional financing; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our substantial indebtedness may prevent us from exploiting.
An impairment charge with respect to our recorded goodwill, or our finite-lived intangible assets, could have a material impact on our financial results.
As of December 31, 2020, the carrying amount of goodwill was $692 million, and intangible assets, net, were $249 million.
Goodwill represents the excess of the purchase consideration over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Impairment indicators may include experienced or expected operating cash-flow
Molina Healthcare, Inc. 2020 Form 10-K | 30

deterioration or losses, significant losses of membership, loss of state funding, loss of state contracts, and other factors. Goodwill is impaired if the carrying amount of the reporting unit (one of our state health plans) exceeds its estimated fair value. This excess is recorded as an impairment loss and adjusted if necessary for the impact of tax-deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit.
An event could occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill, and intangible assets, net. For example, if the responsive bid of one or more of our health plans is not successful, we will lose our Medicaid contract in the applicable state or states. If such state health plans have recorded goodwill and intangible assets, net, the contract loss would result in a non-cash impairment charge. Such a non-cash impairment charge could have a material adverse impact on our financial results.
GENERAL RISK FACTORS
We are dependent on the leadership of our chief executive officer and other executive officers and key employees.
The success of our business and the ability to execute our strategy are highly dependent on the efforts of Mr. Zubretsky, our chief executive officer, and our other key executive officers and employees. The loss of their leadership, expertise, and experience could negatively impact our operations. Our ability to replace them or any other key employee may be difficult and may take an extended period of time because of the limited number of individuals in the healthcare industry who have the breadth and depth of skills and experience necessary to operate and lead a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these personnel. If we are unsuccessful in recruiting, retaining, managing, and motivating such personnel, our business, financial condition, cash flows, or results of operations could be adversely affected.
We face claims related to litigation which could result in substantial monetary damages.
We are subject to a variety of legal actions, including provider claims, employment related disputes, healthcare regulatory law-based litigation and enforcement actions, breach of contract actions, qui tam or False Claims Act actions, and securities class actions. If we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer. Even if any claims brought against us are unsuccessful or without merit, we may have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly, and may distract our management’s attention. Such legal actions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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

Molina Healthcare, Inc. 2020 Form 10-K | 31

PROPERTIES
We own and lease certain real properties to support the business operations of our reportable segments. While we believe our current and anticipated facilities are adequate to meet our operational needs in the near term, we continually evaluate the adequacy of our properties for our anticipated future needs.

LEGAL PROCEEDINGS
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services and all of the winning bidder health plans, including Molina Healthcare of Kentucky, Inc., Civil Action No. 20-CI-00719. In its action, Anthem requested that the court disqualify Molina Healthcare of Kentucky, find that the Kentucky RFP scoring was erroneous and violated procedures or was arbitrary and capricious, set aside the contract awards and conduct a new RFP evaluation process, and award injunctive relief, including stopping the implementation of the contracts awarded under the RFP. On September 28, 2020, the court issued a temporary restraining order preserving the status quo, and on October 23, 2020, the court issued a temporary injunction directing that the RFP readiness review and open enrollment proceed with six health plans, including both Anthem and Molina Healthcare.
On December 22, 2020, the court granted a motion by UnitedHealthcare of Kentucky LTD. to assert a cross-claim against the Kentucky Cabinet for Health and Family Services, which sought in part a disqualification of Anthem or Molina Healthcare and a declaratory judgment that the Kentucky Medicaid program proceed with only five health plans. On December 23, 2020, Humana Health Plan, Inc. brought a separate action against the Commonwealth of Kentucky and the winning bidder health plans, including Molina Healthcare of Kentucky, Civil Action 20-CI-00987. On January 11, 2021, both actions were consolidated before the Franklin County Circuit Court. Humana requests a declaratory judgment finding that the Commonwealth violated the Medicaid contract by allocating Passport members to Molina Healthcare for 2021 so that Passport members would instead be allocated to Humana and other winning health plans, or, in the alternative, monetary damages from the Commonwealth.
Molina Healthcare believes it has meritorious defenses to the claims of Anthem, United, and Humana, and intends to vigorously defend its position, including its twice being a winning bidder of the Kentucky Medicaid RFP, and its protection of the continuity of care for Passport Medicaid members. This matter remains subject to significant additional legal proceedings, and no assurances can be given regarding the ultimate outcome. Under the court’s temporary injunction, Molina Healthcare of Kentucky continues to operate under its contract and provide care to Kentucky Medicaid members.
Refer to the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Legal Proceedings,” for further information.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK REPURCHASE PROGRAMS
Purchases of common stock made by us, or on our behalf during the quarter ended December 31, 2020, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 — October 31	1,000	$188.27	—	$500,000,000
November 1 — November 30	—	$—	323,000	$432,000,000
December 1 — December 31	—	$—	443,000	$341,000,000
	1,000	$188.27	766,000
_______________________
Molina Healthcare, Inc. 2020 Form 10-K | 32

(1)During the three months ended December 31, 2020, we withheld approximately 1,000 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan. For further information refer to Notes to Consolidated Financial Statements, Note 13, “Stockholders' Equity.”
(2)In September 2020, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program is funded with cash on hand and extends through December 31, 2021. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 766,000 shares of our common stock for $159 million in November and December 2020 (average cost of $208.37 per share).
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
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the five-year period from December 31, 2015 to December 31, 2020. The comparison assumes $100 was invested on December 31, 2015, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Molina Healthcare, Inc., the S&P 500 Index,
2019 Peer Group and 2020 Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Molina Healthcare, Inc.
S&P 500
2019 Peer Group
2020 Peer Group

The 2020 peer group index consists of Acadia Healthcare Company, Inc. (ACHC), Anthem, Inc. (ANTM), Centene Corporation (CNC), Cigna Corporation (CI), Community Health Systems, Inc. (CYH), HCA Healthcare, Inc. (HCA), Humana, Inc. (HUM), Laboratory Corporation of America Holdings (LH), Magellan Health, Inc. (MGLN), Quest Diagnostics Incorporated (DGX), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS).
Molina Healthcare, Inc. 2020 Form 10-K | 33

The 2019 peer group index, used in last year’s Annual Report on Form 10-K and also set forth above, consists of Centene Corporation (CNC), Cigna Corporation (CI), DaVita HealthCare Partners, Inc. (DVA), Humana Inc. (HUM), Magellan Health, Inc. (MGLN), Team Health Holdings, Inc. (TMH), Tenet Healthcare Corporation (THC), Triple-S Management Corporation (GTS), Universal American Corporation (UAM), Universal Health Services, Inc. (UHS) and WellCare Health Plans, Inc. (WCG).
STOCK TRADING SYMBOL AND DIVIDENDS
Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of February 12, 2021, there were 12 registered holders of record of our common stock, including Cede & Co. To date we have not paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our projected business operations. However, we intend to periodically evaluate our cash position to determine whether to pay a cash dividend in the future. Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Additionally, the indentures governing our outstanding senior notes and credit agreement contain various covenants that limit our ability to pay dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”

Molina Healthcare, Inc. 2020 Form 10-K | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Management’s discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2020 and 2019, are presented in the sections that follow. Our MD&A as of and for the year ended December 31, 2018, may be found in our 2019 Annual Report on Form 10-K, which prior disclosure is incorporated by reference herein.
OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Through our locally operated health plans in 15 states, we served approximately 4.0 million members as of December 31, 2020. In addition, in connection with our acquisition of Magellan Complete Care on December 31, 2020, we added approximately 200,000 members, and now operate health plans in 18 states. These health plans are generally operated by our respective wholly owned subsidiaries in those states, and licensed as health maintenance organizations (“HMOs”).
2020 HIGHLIGHTS
Highlights of our 2020 results included the following:
•Net income per diluted share of $11.23, with net income of $673 million;
•Total revenue of $19.4 billion, which increased 15% compared to 2019;
•Premium revenue of $18.3 billion, which increased 13% compared to 2019;
•Consolidated medical care ratio (“MCR”) of 86.5%, compared to 85.8% in 2019;
•We estimate the net effect of COVID decreased net income for the full year 2020 by $2.30 per diluted share, and increased the MCR by approximately 50 basis points;
•Results were positively impacted by certain non-recurring and other items, mainly including the proceeds from the Marketplace risk corridor judgment;
•Membership, including Magellan Complete Care, increased approximately 900,000 members to 4.2 million at December 31, 2020. Roughly half of this increase was from our recent acquisitions of Magellan Complete Care, Passport in Kentucky and YourCare in New York, with the balance from suspension of Medicaid redeterminations noted below;
•General and administrative expense ratio (“G&A ratio”) of 7.6%, compared to 7.7% in 2019; and
•After-tax margin of 3.5%, despite the underperformance of our Marketplace business.
COVID Impacts
As noted above, the combined net effect of COVID-related impacts reduced our 2020 earnings and included:
•A decrease in medical costs due to COVID-related utilization curtailment throughout most of year of approximately $420 million, which was partially offset by direct care related to COVID patients;
•Premium refunds and related actions enacted by a number of our state customers in response to the COVID-related utilization curtailment of approximately $564 million, including $401 million recognized in the fourth quarter, mostly associated with recently-enacted risk sharing corridors;
•An increase in our G&A spending on activities related to COVID; and
•Membership growth due to suspension of redeterminations in Medicaid.
Growth Initiatives
We made major strides in 2020 related to our growth strategy. On December 31, 2020, we closed on the acquisition of Magellan Complete Care. In September 2020, we signed a definitive agreement to purchase the net assets of Affinity Health Plan in New York, which we expect to close as early as the second quarter of 2021. We closed on the Passport acquisition in Kentucky on September 1, 2020, and we closed on the YourCare acquisition in upstate New York on July 1, 2020. Each of these acquisitions involve financially underperforming health plans, but with stable membership and revenue bases. We believe they provide attractive opportunities for margin improvement, operating leverage and membership growth. Our growth initiatives continue to be anchored by our capital allocation priorities: first, organic growth; second, inorganic growth through accretive acquisitions; and third, programmatically returning excess capital to shareholders.
In summary, we continue to perform well, our fundamentals remain strong, and we continue to grow revenue as a result of our focus on top-line growth.
Molina Healthcare, Inc. 2020 Form 10-K | 35

FINANCIAL RESULTS SUMMARY

	Year Ended December 31,
	2020	2019
	(In millions, except per-share amounts)
Premium revenue	$18,299	$16,208
Less: medical care costs	15,820	13,905
Medical margin	2,479	2,303
MCR (1)	86.5%	85.8%

Other revenues:
Premium tax revenue	649	489
Health insurer fees reimbursed	271	—
Investment income and other revenue	76	132
Marketplace risk corridor judgment	128	—

General and administrative expenses	1,480	1,296
G&A ratio (2)	7.6%	7.7%

Premium tax expenses	649	489
Health insurer fees	277	—
Depreciation and amortization	88	89
Other	31	6
Operating income	1,078	1,044

Interest expense	102	87
Other expenses (income), net	15	(15)

Income before income tax expense	961	972
Income tax expense	288	235
Net income	$673	$737

Net income per diluted share	$11.23	$11.47

Diluted weighted average shares outstanding	59.9	64.2

Other Key Statistics:
Ending Membership (3)	4.0	3.3
Effective income tax rate	30.0%	24.2%
After-tax margin (2)	3.5%	4.4%
__________________
(1)MCR represents medical care costs as a percentage of premium revenue.
(2)G&A ratio represents general and administrative expenses as a percentage of total revenue. After-tax margin represents net income as a percentage of total revenue.
(3)Does not include approximately 200,000 Magellan Complete Care members from the acquisition closed on December 31, 2020.

Molina Healthcare, Inc. 2020 Form 10-K | 36

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income amounted to $673 million, or $11.23 per diluted share in 2020, compared with net income of $737 million, or $11.47 per diluted share, in 2019. Our after-tax margin decreased to 3.5% for 2020, compared to 4.4% for 2019.
Operating income was $1,078 million in 2020, compared with $1,044 million in 2019. We estimate that the net effect of COVID-19 decreased pretax income in 2020 by approximately $180 million, or $2.30 per diluted share. Operating income increased in 2020, despite the net effect of COVID-19, due to growth in membership and premiums, and a $128 million legal judgment for Marketplace risk corridor claims related to prior years, partially offset by a year-over-year decline in the underlying performance of our Marketplace business.
Net income per share in 2020 was favorably impacted by the reduction in common shares outstanding as a result of our share repurchase programs in 2020. See further discussion and information in “Liquidity and Financial Condition,” below, and in the Notes to Consolidated Financial Statements, Note 3, “Net Income Per Share.”
PREMIUM REVENUE
Premium revenue increased $2,091 million, or 13%, in 2020, when compared with 2019.
The higher premium revenues reflect increased membership, primarily in Medicaid, and include the impact from the YourCare and Passport acquisitions. In 2020, we added 337,000 members from our acquisition of the Kentucky Passport business on September 1, 2020, and 47,000 members from our acquisition of the New York YourCare business on July 1, 2020. Suspension of redeterminations in Medicaid was also a driver for membership growth in 2020.
The increase in premium revenues from these acquisitions was slightly offset by the decline in membership associated with our exit of operations in Puerto Rico in 2020. The increase in premium revenue was net of approximately $564 million recognized for COVID-related premium refunds and related actions that were enacted in several states in response to lower utilization of medical services resulting from COVID-19.
MEDICAL CARE RATIO
The consolidated MCR in 2020 increased to 86.5%, compared to 85.8% in 2019, primarily due to the unfavorable net effect of COVID-19 impacts in all our lines of business. We estimate that the net effect of COVID-19 increased our consolidated MCR in 2020 by approximately 50 basis points.
Prior year reserve development in 2020 was not material. The year ended December 31, 2019, was positively impacted by 80 basis points of favorable reserve development, primarily in the Medicaid program.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio increased to 3.4% in 2020, compared with 2.9% in 2019. The current year ratio increase was mainly due to the state of Illinois’ implementation of a managed care organization provider assessment in the third quarter of 2019. Additionally, the state of California implemented a new managed care organization assessment, effective January 1, 2020, after the prior assessment mechanism expired on June 30, 2019.
HEALTH INSURER FEES (“HIF”)
In 2020, HIF expense amounted to $277 million and HIF reimbursements amounted to $271 million. Public Law No. 115-120 provided for a HIF moratorium in 2019; therefore, there was no HIF incurred or reimbursed in that year. Due to the reinstatement of the HIF in 2020, our effective tax rate was higher in 2020 compared with 2019.
The Further Consolidated Appropriations Act, 2020, repealed the HIF effective for years after 2020.
INVESTMENT INCOME AND OTHER REVENUE
Investment income and other revenue decreased to $76 million in 2020, compared with $132 million in 2019. The year-over-year decrease was consistent with our expectation and was due to the low interest rate environment.
MARKETPLACE RISK CORRIDOR JUDGMENT
In June 2020, the U.S. Court of Federal Claims granted us judgment in the amount of $128 million for 2014, 2015, and 2016 Marketplace risk corridor claims, following a favorable U.S. Supreme Court decision in April 2020 which
Molina Healthcare, Inc. 2020 Form 10-K | 37

held §1342 of the Affordable Care Act obligated the federal government to pay participating insurers the full Marketplace risk corridor amounts calculated by that statute. We received the judgment in October 2020 and, consistent with the timing of the cash receipt, the gain was recognized in our fourth quarter 2020 financial results and reported in “Marketplace risk corridor judgment” in our consolidated statements of income. The judgment did not create additional Minimum MLR rebates.
GENERAL AND ADMINISTRATIVE (“G&A”) EXPENSES
The G&A expense ratio decreased slightly to 7.6% in 2020 compared with 7.7% in 2019, due to increased revenues, partially offset by increased costs associated with the COVID-19 pandemic, due to added operational protocols, technology implementations, and benefits for our employees, and also from increased costs associated with acquisitions.
INTEREST EXPENSE
Interest expense increased to $102 million in 2020, compared with $87 million in 2019. Additional interest expense relating to the 4.375% Notes issued in June 2020, and the 3.875% Notes issued in November 2020, was partially offset by the decrease in interest expense resulting from the settlement of the convertible senior notes in January 2020. As further described below in “Liquidity,” a portion of the net proceeds from the 4.375% Notes offering was used to repay $600 million principal amount outstanding under the term loan facility of our prior credit agreement. Additionally, a portion of the net proceeds from the 3.875% Notes offering was used to repay the $330 million principal amount outstanding under the 4.875% Notes.
OTHER EXPENSES (INCOME), NET
In 2020, we recognized losses on debt repayment of $15 million in connection with repayment of our term loan facility and other financing transactions. In 2019, we recognized a gain on debt repayment of $15 million, in connection with convertible senior notes repayment transactions.
INCOME TAXES
Income tax expense amounted to $288 million in 2020, or 30.0% of pretax income, compared with income tax expense of $235 million in 2019, or 24.2% of the pretax income. The effective tax rate was higher in 2020 due to higher nondeductible expenses in 2020, primarily related to the nondeductible HIF. As discussed above, the HIF was not applicable in 2019 and has been repealed for years after 2020.

REPORTABLE SEGMENTS
As of December 31, 2020, we had two reportable segments: the Health Plans segment, and the Other segment. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
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
Margin for our Health Plans segment is also referred to as “Medical Margin.” Medical Margin amounted to $2.5 billion and $2.3 billion in 2020 and 2019, respectively for the Health Plans segment. Management’s discussion and analysis of the changes in Medical Margin is discussed below under “Financial Performance.”
See Notes to Consolidated Financial Statements, Note 16, “Segments,” for more information.

Molina Healthcare, Inc. 2020 Form 10-K | 38

HEALTH PLANS
As of December 31, 2020, the Health Plans segment consisted of health plans operating in 15 states, and served approximately 4.0 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies. In addition, in connection with our acquisition of Magellan Complete Care on December 31, 2020, we added approximately 200,000 members, and now operate health plans in 18 states.
The Health Plans reportable segment includes our regulated health plan operating segments, along with the recently acquired Magellan Complete Care health plans operating segment. Because this acquisition closed on December 31, 2020, Magellan Complete Care’s operating results were insignificant to our consolidated results of operations for the year ended December 31, 2020.
TRENDS AND UNCERTAINTIES
For a discussion of the Health Plans segment’s trends, uncertainties and other developments, refer to “Item 1. Business—Our Business,” “—COVID-19 Pandemic,” and “—Legislative and Political Environment.”
FINANCIAL PERFORMANCE
The tables below summarize premium revenue, Medical Margin, and MCR by state health plan and by government program for the periods indicated (dollars in millions):
HEALTH PLANS

	Year Ended December 31,
	2020			2019
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

California	$2,109	$259	87.7%	$2,266	$429	81.0%
Florida	643	109	83.0	734	144	80.4
Illinois	1,328	155	88.3	1,002	130	87.0
Kentucky	654	64	90.2	—	—	—
Michigan	1,587	249	84.4	1,624	293	82.0
Ohio	2,962	349	88.2	2,553	267	89.6
Texas	3,085	391	87.3	2,991	377	87.4
Washington	3,169	474	85.1	2,695	305	88.7
Other (1)	2,762	429	84.5	2,343	358	84.7
Total	$18,299	$2,479	86.5%	$16,208	$2,303	85.8%
______________________
(1)“Other” includes the Idaho, Mississippi, New Mexico, New York, Puerto Rico, South Carolina, Utah, and Wisconsin health plans, whose results are not individually significant to our consolidated operating results.
As discussed above, the combination of all the COVID-19 pandemic-related impacts decreased pretax income in 2020 and increased our consolidated MCR in 2020 by approximately 50 basis points. Some of these items increased earnings, such as lower than expected medical costs from the curtailment of utilization that benefited all our state health plans, and a meaningful increase in Medicaid membership, while others served to decrease earnings, such as the temporary, retroactive Medicaid premium refunds and related actions enacted by certain states.
Comments relating to the performance of our health plans in California, Ohio, Texas and Washington, which represent our largest health plans from a premium revenue standpoint, follow:
California. For the year ended December 31, 2020, Medical Margin declined when compared with 2019, as the lower medical care costs from the curtailment of utilization were more than offset by retroactive Medicaid premium refunds and underperformance in the Marketplace program.
Ohio. For the year ended December 31, 2020, Medical Margin was higher when compared with 2019, due to higher premiums and improved operating performance in Medicaid. Premium revenues were higher year-over-year, mainly due to increased membership, program changes and rate increases in Medicaid established before COVID-19. The
Molina Healthcare, Inc. 2020 Form 10-K | 39

net effects of COVID-19 had an unfavorable impact on Medical Margins in all programs in 2020, as the retroactive premium refunds exceeded the benefit from lower medical costs due to the curtailment of utilization.
Texas. For the year ended December 31, 2020, premium revenues and Medical Margin were both slightly higher when compared with 2019. Medical Margin increased due to higher premium revenues and a lower MCR in Medicaid, mostly driven by curtailment of utilization related to COVID-19 premiums, partially offset by underperformance in Marketplace. The decline in Marketplace resulted mainly from lower premiums and higher acuity mix for the new members we served.
Washington. For the year ended December 31, 2020, Medical Margin was higher when compared with 2019, mainly due to improved results in Medicaid. Medicaid premium revenues increased in the year ended December 31, 2020, due to membership growth. In addition, results in the year ended December 31, 2020, benefited modestly from lower medical costs due to the curtailment of utilization driven by COVID-19, which was partially offset by COVID-related provider payments mandated by the state in the second quarter of 2020.
PROGRAMS

	Year Ended December 31,
	2020			2019
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$14,265	$1,804	87.4%	$12,466	$1,497	88.0%
Medicare	2,512	351	86.0	2,243	330	85.3
Marketplace	1,522	324	78.7	1,499	476	68.2
Total	$18,299	$2,479	86.5%	$16,208	$2,303	85.8%
Medicaid
Medicaid premium revenue increased $1,799 million in 2020, when compared with 2019, mainly due to membership growth and premium increases in several states, and the impact from suspension of redeterminations due to COVID-19. Excluding acquisitions and our planned exit from Puerto Rico, we have added approximately 415,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations. These premium increases were partially offset by premium refunds and related actions enacted in several states in response to the lower utilization of medical services stemming from COVID-19.
The Medical Margin of our Medicaid program increased $307 million, or 21%, in 2020 when compared with 2019. The increase was driven by increased premium revenues and margin associated with the membership growth discussed above, and from a reduction in the MCR.
The Medicaid MCR decreased to 87.4% in 2020, from 88.0% in 2019, or 60 basis points. The decrease in the Medicaid MCR in 2020 was due to improvements across all programs. The MCR benefited from operational improvements and premium increases in several states, but was partially offset by unfavorable effects of COVID-19, including the impact of the premium refunds and related actions, net of lower medical costs due to the curtailment of utilization.
In the third quarter of 2020, we recognized a $10 million premium deficiency reserve (“PDR”) associated with the Puerto Rico Medicaid business. We exited this business on October 31, 2020. The PDR represents the estimated remaining claims and administrative costs that exceed the estimated remaining premiums associated with the contract.
These improvements were partially offset by unfavorable year-over-year changes in prior year reserve development. Prior year reserve development in 2020 was not material; however, 2019 was positively impacted by 100 basis points of favorable reserve development.
Medicare
Medicare premium revenue increased $269 million in 2020, when compared with 2019, primarily due to increases in premium revenue PMPM and member months. PMPMs improved due to increased revenue resulting from risk scores that are more commensurate with the acuity of our population and increases in quality incentive premium revenues. These increases were partially offset by premium refunds, mainly in MMP, enacted in response to the lower utilization of medical services stemming from COVID-19.
Molina Healthcare, Inc. 2020 Form 10-K | 40

The Medical Margin for Medicare increased $21 million, or 6%, in 2020 when compared with 2019, primarily due to the increase in premium revenue discussed above, partially offset by increases in medical costs PMPM.
The Medicare MCR increased from 85.3% in 2019 to 86.0% in 2020, or 70 basis points. The increase was primarily driven by an increase in medical care costs PMPM, which was mainly attributed to unfavorable changes in member mix, including higher acuity populations. The medical cost PMPM also reflected modestly lower utilization of medical services stemming from COVID-19. The impact of increased medical costs on the MCR was partially offset by the increase in the premium revenue PMPM discussed above.
Marketplace
Marketplace premium revenue increased $23 million in 2020, when compared with 2019, mainly due to increased membership, partially offset by a decrease in premium revenue PMPM. The decrease in premium revenue PMPM was mainly driven by lower pricing, in an effort to be more competitive and generate membership growth, and the impact of more health plans being subject to minimum medical loss ratio rebates when compared with the prior year. The factors decreasing premium revenue PMPM were partially offset by the impact of higher risk adjustment premiums, resulting from higher acuity of our membership.
The Marketplace Medical Margin decreased $152 million in 2020, despite the increase in premium revenues, due to an increase in the MCR compared to 2019.
The Marketplace MCR increased to 78.7% in 2020, compared to 68.2% in 2019. The increase in MCR was driven by the impact of the decrease in premium revenue PMPM discussed above, combined with an increase in medical cost PMPM when compared with 2019. The higher medical cost PMPM was primarily due to a higher member acuity mix and increased medical costs related to COVID-19. The rebound in utilization for Marketplace, following the curtailment from COVID-19, has been much more pronounced than our Medicaid and Medicare programs. Additionally, our risk scores, though increased compared to 2019, continue to lag the acuity of our membership.

OTHER
The Other segment includes certain corporate amounts not allocated to the Health Plans segment. In 2020 and 2019, such amounts were immaterial to our consolidated results of operations.

LIQUIDITY AND FINANCIAL CONDITION
LIQUIDITY
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
We maintain liquidity at two levels: 1) the regulated health plan subsidiaries; and 2) the parent company. Our regulated health plan subsidiaries generate significant cash flows from premium revenue and net income. Such cash flows are our primary source of liquidity. Thus, any future decline in our profitability may have a negative impact on our liquidity. We generally receive premium revenue a short time before we pay for the related healthcare services. The majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments.
When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. The regulated health plan subsidiaries paid dividends to the parent company amounting to $635 million in 2020, and $1,373 million in 2019, respectively. The parent company contributed capital of $107 million and $43 million in 2020 and 2019, respectively, to our regulated health plan subsidiaries to satisfy statutory capital and surplus requirements.
Cash, cash equivalents and investments at the parent company amounted to $644 million and $997 million as of December 31, 2020, and 2019, respectively. The decrease in 2020 was mainly due to cash used for Magellan Complete Care and other acquisitions, and common stock repurchases. These outflows were partially offset by inflows from net debt financing transactions, and dividends received from regulated health plan subsidiaries, net of contributions, as described above. See further discussion below, in “Investing Activities,” and “Financing Activities.”
Molina Healthcare, Inc. 2020 Form 10-K | 41

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
Cash Flow Activities
Our cash flows are summarized as follows:

	Year Ended December 31,
	2020	2019	Change
	(In millions)
Net cash provided by operating activities	$1,890	$427	$1,463
Net cash used in investing activities	(400)	(293)	(107)
Net cash provided by (used in) financing activities	225	(552)	777
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$1,715	$(418)	$2,133
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
Net cash provided by operations was $1,890 million in 2020, compared with $427 million of net cash provided in 2019. The $1,463 million increase in year-over-year cash flow was due to cash flow timing benefits from the growth in membership in 2020, and the net impact of timing differences in governmental receivables and payables.
Investing Activities
Net cash used in investing activities was $400 million in 2020, compared with $293 million of net cash used in 2019, a decrease in year-over-year cash flow of $107 million. The decrease was mainly attributable to net cash paid in the YourCare, Passport and Magellan Complete Care acquisitions, partially offset by decreased purchases of investments in 2020.
Financing Activities
Net cash provided by financing activities was $225 million in 2020, compared with $552 million of net cash used in 2019, an increase in year-over-year cash flow of $777 million. In 2020, cash inflows included $1,429 million from the issuance of the 4.375% and 3.875% Notes and $380 million borrowed under the term loan facility. Cash outflows included the $600 million repayment of the term loan facility, common stock purchases of $606 million, which included $7 million to settle shares purchased in late December 2019, and net cash paid for the aggregate convertible senior notes‑related transactions amounting to $42 million. In 2019, cash outflows included net cash paid for the aggregate convertible senior notes-related transactions of $754 million, and $47 million paid for common stock purchases, partially offset by proceeds of $220 million borrowed under the term loan facility.
Molina Healthcare, Inc. 2020 Form 10-K | 42

FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, as of December 31, 2020, our working capital was $2,911 million compared with $2,698 million as of December 31, 2019. At December 31, 2020, our cash and investments amounted to $6,165 million, compared with $4,477 million of cash and investments at December 31, 2019.
Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by our unregulated parent. For more information, see the “Liquidity” discussion presented above.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries (not including the Magellan Complete Care subsidiaries) was estimated to be approximately $1,310 million at December 31, 2020, compared with $1,110 million at December 31, 2019. We estimate the Magellan Complete Care subsidiaries’ minimum capital and surplus requirement amounted to approximately $230 million at December 31, 2020. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of December 31, 2020, was approximately $60 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of December 31, 2020, management believes that its regulated wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
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
In addition, the indentures governing each of our outstanding high-yield senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of December 31, 2020, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
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
Molina Healthcare, Inc. 2020 Form 10-K | 43

Potential Impact of COVID-19 Pandemic. Excluding acquisitions and our planned exit from Puerto Rico, we have added approximately 415,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations.
It remains unclear how high the COVID-related membership peak will be, how quickly it will fall as the economy recovers, and where it will ultimately settle. However it does now appear that since unemployment nationally has fallen to 6.3% as of January 2021, the initial industry estimates of unemployment-related Medicaid membership increases were somewhat overstated. On a related note, the declaration of the extension of the public health emergency period to April 2021, with a potential extension from the Biden administration for the public health emergency to remain in place for all of 2021, will also likely have an impact. Therefore, we are currently unable to predict the timing or amount of the expected increases in enrollment. Increased membership would increase our premium revenue, but would also likely result in a significant increase in medical care claims and related costs. We believe that we have the scalability necessary to both serve new members, and ably partner with our state customers for increases in membership.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. As a result of the COVID-19 pandemic, state regulators could restrict the ability of our regulated health plan subsidiaries to pay dividends to the parent company, which could reduce the liquidity of the parent company. For more information on our regulatory capital requirements and dividend restrictions, refer to Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions,” and Note 17, “Condensed Financial Information of Registrant—Note C - Dividends and Capital Contributions.”
Credit Agreement Borrowing Capacity. As of December 31, 2020, we had available borrowing capacity of $1 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as we maintain a minimum consolidated net leverage ratio. See further discussion in the Notes to Consolidated Financial Statements, Note 11, “Debt.”
Future Uses
Common Stock Purchases. In September 2020, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program is funded with cash on hand and extends through December 31, 2021. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. Following the purchases completed under a Rule 10b5-1 trading plan from November 2020 through February 11, 2021, there is approximately $219 million remaining available to purchase our common stock through December 31, 2021. See further information in the Notes to Consolidated Financial Statements, Note 13, “Stockholders’ Equity.”
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
In September 2020, we entered into a definitive agreement to acquire substantially all the assets of Affinity Health Plan, Inc. The net purchase price for the transaction is approximately $380 million, subject to various adjustments at closing, which we intend to fund with cash on hand. We currently expect the transaction to close as early as the second quarter of 2021.
In September 2020, we completed the acquisition of certain assets of Passport Health Plan, Inc. The purchase consideration included estimated contingent consideration of approximately $46 million as of December 31, 2020. Half this amount is payable later in 2021, with the remainder payable in early 2022, subject to review and agreement among us and the seller. The second half payment is contingent upon the outcome of certain legal challenges.
Molina Healthcare, Inc. 2020 Form 10-K | 44

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
Potential Impact of COVID-19 Pandemic. Beginning in early 2020 the pandemic, along with the related quarantine and social distancing measures, reduced demand for certain routine and non-critical medical services, while at the same time increased demand for other medical services, such as COVID-19 testing and emergency services. In 2020, utilization was curtailed, but could rebound to more normal levels in 2021. Increased demand for medical services, which we are presently unable to predict the timing or magnitude, could result in a significant increase in medical care costs and related provider claims payments.
Also, as described above in “Item 1. Business—COVID-19 Pandemic,” we have been subject to premium refunds and related actions as a result of the pandemic. In 2020, various states enacted temporary premium refunds and related actions in response to the reduced demand for medical services stemming from COVID-19, which resulted in a reduction of our medical margin. In some cases, these premium actions were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive premium actions that we believe to be probable, and where the ultimate premium amount is reasonably estimable. We recognized $564 million related to these retroactive premium actions, in the aggregate, in 2020.
It is possible that certain states could increase the level of existing premium refunds, and it is also possible that other states could implement some form of retroactive premium refund in the future. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Regulatory Capital Requirements and Dividend Restrictions. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.
The Molina Healthcare Charitable Foundation. In August 2020, we announced our commitment of $150 million to fund The Molina Healthcare Charitable Foundation (the “Foundation”), an independent not-for-profit charitable foundation. We contributed $15 million to the Foundation in the fourth quarter of 2020.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates, and some differences could be material. Our most significant accounting estimates, which include a higher degree of judgment and/or complexity, include the following:
•Medical claims and benefits payable. See discussion below, and refer to the Notes to Consolidated Financial Statements, Notes 2, “Significant Accounting Policies,” and 10, “Medical Claims and Benefits Payable” for more information.
•Contractual provisions that may adjust or limit revenue or profit. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Quality incentives. For a discussion of this topic, refer to the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Business Combinations, and Goodwill and intangible assets, net. At December 31, 2020, goodwill and intangible assets, net, represented approximately 10% of total assets and 45% of total stockholders’ equity, compared with 3% and 9%, respectively, at December 31, 2019. For a comprehensive discussion of this topic, including amounts recorded in our consolidated financial statements, refer to the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies,” Note 4, “Business Combinations,” and Note 9, “Goodwill and Intangible Assets, Net.”
Molina Healthcare, Inc. 2020 Form 10-K | 45

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
Molina Healthcare, Inc. 2020 Form 10-K | 46

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
When subsequent actual claims payments are less than we estimated, we recognize a benefit for favorable prior period development that is reported as part of “Components of medical care costs related to: “Prior years” in the table presented in Note 10, “Medical Claims and Benefits Payable.” Our reserving practice is to consistently recognize the actuarial best estimate including a provision for moderately adverse conditions for each current period. This provision is reported as part of “Components of medical care costs related to: Current year” in the table presented in Note 10. Assuming stability in the size of our membership, the use of this consistent methodology, during any given period, usually results in the replenishment of reserves at a level that generally offsets the benefit of favorable prior period development in that period. In the case of material growth or decline of membership, replenishment can exceed or fall short of the favorable development, assuming all other factors remain unchanged.
Because of the significant degree of judgment involved in estimation of our IBNP liability, there is considerable variability and uncertainty inherent in such estimates. The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2020 that would result if we change our completion factors for the fourth through the twelfth months preceding December 31, 2020, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. The following tables do not include amounts relating to our recent acquisitions of Magellan Complete Care and Passport. Dollar amounts are in millions.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$491
(4)%	327
(2)%	164
2%	(164)
4%	(327)
6%	(491)
The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2020 that would result if we alter our assumed medical care cost trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in millions.

(Decrease) Increase in Trended Per Member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(179)
(4)%	(120)
(2)%	(60)
2%	60
4%	120
6%	179
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
Molina Healthcare, Inc. 2020 Form 10-K | 47

CONTRACTUAL OBLIGATIONS
In the table below, we present our contractual obligations as of December 31, 2020. Some of the amounts included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary from those reflected in the table.
Additionally, we have a variety of other contractual agreements related to acquiring services used in our operations. However, we believe these other agreements do not contain material non-cancelable commitments. We are not a party to off-balance sheet financing arrangements.

	Total (1)	2021	2022-2023	2024-2025	2026 and after
	(In millions)
Medical claims and benefits payable	$2,696	2,696	$—	$—	$—
Principal amount of debt (2)	2,150	—	700	—	1,450
Amounts due government agencies	1,253	1,253	—	—	—
Interest on long-term debt	581	98	154	120	209
Purchase commitments	426	186	146	88	6
Finance leases	383	26	46	45	266
Operating leases	84	29	36	16	3
Contingent consideration liability (3)	46	24	22	—	—
Total	$7,619	$4,312	$1,104	$269	$1,934
_______________________________
(1)As of December 31, 2020, we had recorded approximately $20 million of unrecognized tax benefits. The table does not contain this amount because we cannot reasonably estimate when or if such amount may be settled. For further information, refer to Notes to Consolidated Financial Statements, Note 12, “Income Taxes.”
(2)Represents the principal amounts due on the 4.375% Notes due 2028, 5.375% Notes due 2022 and 3.875% Notes due 2030. For further information, refer to Notes to Consolidated Financial Statements, Note 11, “Debt.”
(3)Represents the estimate of contingent consideration due to the seller in connection with a business combination completed in 2020. For further information, refer to Notes to Consolidated Financial Statements, Note 4, “Business Combinations.”

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

Molina Healthcare, Inc. 2020 Form 10-K | 48

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2020, the fair value of our fixed income investments would decrease by approximately $39 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to the Notes to Consolidated Financial Statements, Note 5, “Fair Value Measurements,” and Note 6, “Investments.”
Borrowings under the Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus, in each case, the applicable margin. For further information, see Notes to Consolidated Financial Statements, Note 11, “Debt.”
Molina Healthcare, Inc. 2020 Form 10-K | 49

MOLINA HEALTHCARE, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Molina Healthcare, Inc. 2020 Form 10-K | 50

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per-share data)
Revenue:
Premium revenue	$18,299	$16,208	$17,612
Premium tax revenue	649	489	417
Health insurer fees reimbursed	271	—	329
Marketplace risk corridor judgment	128	—	—
Service revenue	—	—	407
Investment income and other revenue	76	132	125
Total revenue	19,423	16,829	18,890
Operating expenses:
Medical care costs	15,820	13,905	15,137
General and administrative expenses	1,480	1,296	1,333
Premium tax expenses	649	489	417
Health insurer fees	277	—	348
Depreciation and amortization	88	89	99
Other	31	6	61
Cost of service revenue	—	—	364
Total operating expenses	18,345	15,785	17,759
Operating income	1,078	1,044	1,131
Other expenses, net:
Interest expense	102	87	115
Other expenses (income), net	15	(15)	17
Total other expenses, net	117	72	132
Income before income tax expense	961	972	999
Income tax expense	288	235	292
Net income	$673	$737	$707

Net income per share:
Basic	$11.40	$11.85	$11.57
Diluted	$11.23	$11.47	$10.61
Weighted average shares outstanding:
Basic	59	62	61
Diluted	60	64	67
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net income	$673	$737	$707
Other comprehensive income (loss):
Unrealized investment income (loss)	44	16	(3)
Less: effect of income taxes	11	4	(1)
Other comprehensive income (loss), net of tax	33	12	(2)
Comprehensive income	$706	$749	$705
See accompanying notes.
Molina Healthcare, Inc. 2020 Form 10-K | 51

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,154	$2,452
Investments	1,875	1,946
Receivables	1,672	1,406
Prepaid expenses and other current assets	175	163
Total current assets	7,876	5,967
Property, equipment, and capitalized software, net	391	385
Goodwill and intangible assets, net	941	172
Restricted investments	136	79
Deferred income taxes	69	79
Other assets	119	105
Total assets	$9,532	$6,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$2,696	$1,854
Amounts due government agencies	1,253	664
Accounts payable, accrued liabilities and other	641	502
Deferred revenue	375	249
Total current liabilities	4,965	3,269
Long-term debt	2,127	1,237
Finance lease liabilities	225	231
Other long-term liabilities	119	90
Total liabilities	7,436	4,827
Stockholders’ equity:
Common stock, $0.001 par value per share; 150 million shares authorized; outstanding: 59 million shares at December 31, 2020, and 62 million at December 31, 2019	—	—
Preferred stock, $0.001 par value per share; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	199	175
Accumulated other comprehensive income	37	4
Retained earnings	1,860	1,781
Total stockholders’ equity	2,096	1,960
Total liabilities and stockholders’ equity	$9,532	$6,787
See accompanying notes.
Molina Healthcare, Inc. 2020 Form 10-K | 52

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount
	(In millions)
Balance at December 31, 2017	60	$—	$1,044	$(5)	$298	$1,337
Net income	—	—	—	—	707	707
Adoption of new accounting standards	—	—	—	(1)	7	6
Partial termination of warrants	—	—	(550)	—	—	(550)
Exchange of convertible senior notes	2	—	108	—	—	108
Conversion of convertible senior notes	—	—	4	—	—	4
Other comprehensive loss, net	—	—	—	(2)	—	(2)
Share-based compensation	—	—	37	—	—	37
Balance at December 31, 2018	62	—	643	(8)	1,012	1,647
Net income	—	—	—	—	737	737
Common stock purchases	—	—	(1)	—	(53)	(54)
Adoption of new accounting standards	—	—	—	—	85	85
Partial termination of warrants	—	—	(514)	—	—	(514)
Other comprehensive income, net	—	—	—	12	—	12
Share-based compensation	—	—	47	—	—	47
Balance at December 31, 2019	62	—	175	4	1,781	1,960
Net income	—	—	—	—	673	673
Common stock purchases	(4)	—	(11)	—	(594)	(605)
Termination of warrants	—	—	(30)	—	—	(30)
Other comprehensive income, net	—	—	—	33	—	33
Share-based compensation	1	—	65	—	—	65
Balance at December 31, 2020	59	$—	$199	$37	$1,860	$2,096
See accompanying notes.
Molina Healthcare, Inc. 2020 Form 10-K | 53

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Operating activities:
Net income	$673	$737	$707
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	88	89	127
Deferred income taxes	(19)	10	(6)
Share-based compensation	57	39	27
Loss (gain) on debt repayment	15	(15)	22
Loss on sales of subsidiaries, net of gain	—	—	15
Non-cash restructuring charges	—	—	17
Other, net	12	—	26
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(100)	(76)	(530)
Prepaid expenses and other current assets	(16)	28	6
Medical claims and benefits payable	544	(107)	(226)
Amounts due government agencies	446	(303)	(574)
Accounts payable, accrued liabilities and other	78	2	45
Deferred revenue	126	38	(21)
Income taxes	(14)	(15)	51
Net cash provided by (used in) operating activities	1,890	427	(314)
Investing activities:
Purchases of investments	(670)	(2,536)	(1,444)
Proceeds from sales and maturities of investments	1,097	2,302	2,445
Net cash paid in business combinations	(755)	—	—
Purchases of property, equipment and capitalized software	(74)	(57)	(30)
Net cash received from sale of subsidiaries	—	—	190
Other, net	2	(2)	(18)
Net cash (used in) provided by investing activities	(400)	(293)	1,143
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	1,429	—	—
Common stock purchases	(606)	(47)	—
Repayment of term loan facility	(600)	—	—
Proceeds from borrowings under term loan facility	380	220	—
Repayment of senior notes	(338)	—	—
Cash paid for partial termination of warrants	(30)	(514)	(549)
Cash paid for partial settlement of conversion option	(27)	(578)	(623)
Cash received for partial settlement of call option	27	578	623
Repayment of principal amount of convertible senior notes	(12)	(240)	(362)
Repayment of credit facility	—	—	(300)
Other, net	2	29	18
Net cash provided by (used in) financing activities	225	(552)	(1,193)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	1,715	(418)	(364)
Cash and cash equivalents, and restricted cash and cash equivalents at beginning of period	2,508	2,926	3,290
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$4,223	$2,508	$2,926
See accompanying notes.

Molina Healthcare, Inc. 2020 Form 10-K | 54

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$321	$239	$240
Interest	$112	$78	$93

Schedule of non-cash investing and financing activities:
Details of business combinations:
Fair value of assets acquired	$(1,340)	$—	$—
Fair value of contingent consideration liabilities	40	—	—
Fair value of liabilities assumed	545	—	—
Net cash paid in business combinations	$(755)	$—	$—

Convertible senior notes exchange transaction:
Common stock issued in exchange for convertible senior notes	$—	$—	$131
Component of convertible senior notes allocated to additional paid-in capital, net of income taxes	—	—	(23)
Net increase to additional paid-in capital	$—	$—	$108

Common stock used for stock-based compensation	$(8)	$(7)	$(6)

Common stock purchases not settled at end of period	$6	$7	$—

Details of change in fair value of derivatives, net:
(Loss) gain on call option	$(2)	$132	$577
Gain (loss) on conversion option	2	(132)	(577)
Change in fair value of derivatives, net	$—	$—	$—

Details of sales of subsidiaries:
Decrease in carrying amount of assets	$—	$—	$(327)
Decrease in carrying amount of liabilities	—	—	85
Transaction costs	—	—	(15)
Cash received from buyers	—	—	242
Loss on sale of subsidiaries, net of gain	$—	$—	$(15)
See accompanying notes.

Molina Healthcare, Inc. 2020 Form 10-K | 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides managed healthcare services under the Medicaid and Medicare programs, through the state insurance marketplaces (the “Marketplace”), and under other government-sponsored healthcare programs for low-income families and individuals, most of whom receive government subsidies for premiums. As of December 31, 2020, we had two reportable segments: the Health Plans segment, and the Other segment. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
Through our locally operated health plans in 15 states, we served approximately 4.0 million members as of December 31, 2020. In addition, in connection with our acquisition of Magellan Complete Care on December 31, 2020, we added approximately 200,000 members, and now operate health plans in 18 states. These health plans are generally operated by our respective wholly owned subsidiaries in those states, and licensed as health maintenance organizations (“HMOs”).
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
Recent Developments – Health Plans Segment
Acquisition of Magellan Complete Care. On December 31, 2020, we closed on our acquisition of 100% of the outstanding equity interests of the Magellan Complete Care line of business of Magellan Health, Inc., for total purchase consideration of approximately $1,037 million. Because this acquisition closed on December 31, 2020, Magellan Complete Care’s operating results were insignificant to our consolidated results of operations for the year ended December 31, 2020. See Note 4, “Business Combinations,” for further information.
New York. In September 2020, we entered into a definitive agreement to acquire substantially all the assets of Affinity Health Plan, Inc. The net purchase price for the transaction is approximately $380 million, subject to various adjustments at closing, which we intend to fund with cash on hand. We currently expect the transaction to close as early as the second quarter of 2021.
In July 2020, we completed the acquisition of certain assets of YourCare Health Plan, Inc. See Note 4, “Business Combinations,” for further information.
Kentucky. In May 2020, our Kentucky health plan was selected as an awardee pursuant to the statewide Medicaid managed care RFP issued by the Kentucky Cabinet for Health and Family Services, Department of Medicaid Services. The new Medicaid contract began on January 1, 2021. In connection with this RFP award, we completed the acquisition of certain assets of Passport Health Plan, Inc. (“Passport”) in September 2020. See Note 4, “Business Combinations,” for further information.
Texas. In March 2020, the Texas Health and Human Services Commission (“HHSC”) notified our Texas health plan that HHSC had upheld our protest and had canceled all previously awarded contracts associated with the re-procurement awards announced in October 2019 for the ABD program (known in Texas as “STAR+PLUS”). In addition, HHSC canceled the pending re-procurement associated with the TANF and CHIP programs (known in Texas as “STAR/CHIP”). HHSC has indicated that the STAR+PLUS RFP will be posted in late 2021 or early 2022, with awards estimated to be announced in the second quarter of 2022, and start of operations in the fourth quarter of 2023. HHSC has also indicated that the STAR/CHIP RFP will be posted in the fourth quarter of 2022, with awards estimated to be announced in late 2022 or early 2023, and start of operations in the third quarter of 2024.
Puerto Rico. We exited Puerto Rico’s Medicaid program when our contract expired on October 31, 2020. We have been working with the regulatory authorities and the provider community to ensure that our former members in Puerto Rico have reliable continuity of care.
Molina Healthcare, Inc. 2020 Form 10-K | 56

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
•The assessment of long-lived and intangible assets, and goodwill, for impairment;
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

	December 31,
	2020	2019	2018
	(In millions)
Cash and cash equivalents	$4,154	$2,452	$2,826
Restricted cash and cash equivalents	69	56	100
Total cash and cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,223	$2,508	$2,926
Investments
Our investments are principally held in debt securities, which are grouped into two separate categories for accounting and reporting purposes: available-for-sale securities, and held-to-maturity securities. Available-for-sale (“AFS”) securities are recorded at fair value and unrealized gains and losses, if any, are recorded in stockholders’ equity as other comprehensive income, net of applicable income taxes. Held-to-maturity (“HTM”) securities are recorded at amortized cost, which approximates fair value, and unrealized holding gains or losses are not generally recognized. Realized gains and losses and unrealized losses arising from credit-related factors with respect to AFS and HTM securities are included in the determination of net income. The cost of securities sold is determined using the specific-identification method.
Our investment policy requires that all of our investments have final maturities of less than 10 years, or less than 10 years average life for structured securities. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. Declines in interest rates over time will reduce our investment income.
Molina Healthcare, Inc. 2020 Form 10-K | 57

In general, our AFS securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. We monitor our investments for credit-related impairment. For comprehensive discussions of the fair value and classification of our investments, see Note 5, “Fair Value Measurements,” and Note 6, “Investments.”
Accrued interest receivable relating to our AFS and HTM securities is presented within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets, and amounted to $10 million and $12 million at December 31, 2020, and 2019, respectively. We do not measure an allowance for credit losses on accrued interest receivable. Instead, we write off accrued interest receivable that has not been collected within 90 days of the interest payment due date. We recognize such write offs as a reversal of interest income. No accrued interest was written off during the year ended December 31, 2020.
Receivables
Receivables consist primarily of premium amounts due from government agencies, which may be subject to potential retroactive adjustments. Because substantially all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for doubtful accounts is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.

	December 31,
	2020	2019
	(In millions)
Government receivables	$969	$1,056
Pharmacy rebate receivables	178	150
Health insurer fee reimbursement receivables	104	5
Other	255	195
Magellan Complete Care	166	—
Total	$1,672	$1,406
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. As discussed below, the excess of the purchase consideration transferred over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the final determination of the values of assets acquired or liabilities assumed, or one year after the date of acquisition, whichever comes first, any subsequent adjustments are recorded within our consolidated results of operations. Refer to Note 4, Business Combinations, and Note 9, “Goodwill and Intangible Assets, Net,” for further details.
Long-Lived Assets, including Intangible Assets
Long-lived assets consist primarily of property, equipment, capitalized software (see Note 7, “Property, Equipment, and Capitalized Software, Net”), and intangible assets resulting from acquisitions. Finite-lived, separately-identified intangible assets acquired in business combinations are assets that represent future expected benefits but lack physical substance (such as purchased contract rights and provider contracts). Intangible assets are initially recorded at fair value and are then amortized on a straight-line basis over their expected useful lives, generally between five and 16 years.
Determining the fair value of identifiable assets acquired, particularly intangible assets, and liabilities assumed, requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. The most significant intangible asset we typically record in a business combination is contract rights associated with membership assumed. In determining the estimated fair value of the intangible assets, we typically apply the income approach, which discounts the projected future net cash flows using an appropriate discount rate that reflects the risk associated with such projected future cash flows. The most critical assumptions used in determining the fair value of contract rights include forecasted operating margins and the weighted average cost of capital.
Molina Healthcare, Inc. 2020 Form 10-K | 58

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
Goodwill
Goodwill represents the excess of the purchase consideration over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Impairment indicators may include experienced or expected operating cash-flow deterioration or losses, significant losses of membership, loss of state funding, loss of state contracts, and other factors. Goodwill is impaired if the carrying amount of the reporting unit (one of our state health plans) exceeds its estimated fair value. This excess is recorded as an impairment loss and adjusted if necessary for the impact of tax-deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit.
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
Molina Healthcare, Inc. 2020 Form 10-K | 59

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
For further information, including the amount and location of the ROU assets and lease liabilities recognized in the accompanying consolidated balance sheets, see Note 8, “Leases.”
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
Because of the significant degree of judgment involved in estimation of our IBNP liability, there is considerable variability and uncertainty inherent in such estimates. Each reporting period, the recognized IBNP liability represents our best estimate of the total amount of unpaid claims incurred as of the balance sheet date using a consistent methodology in estimating our IBNP liability. We believe our current estimates are reasonable and adequate; however, the development of our estimate is a continuous process that we monitor and update as more complete claims payment information and healthcare cost trend data becomes available. Actual medical care costs may be less than we previously estimated (favorable development) or more than we previously estimated (unfavorable development), and any differences could be material. Any adjustments to reflect favorable development would be recognized as a decrease to medical care costs, and any adjustments to reflect unfavorable development would be recognized as an increase to medical care costs, in the period in which the adjustments are determined.
Refer to Note 10, “Medical Claims and Benefits Payable,” for a table presenting the components of the change in our medical claims and benefits payable, for all periods presented in the accompanying consolidated financial statements.
Molina Healthcare, Inc. 2020 Form 10-K | 60

Premium Revenue Recognition and Amounts Due Government Agencies
Premium revenue is generated from our Health Plans segment contracts, for our participation in the Medicaid, Medicare and Marketplace programs. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. State Medicaid programs and the federal Medicare program periodically adjust premium rates.
Certain components of premium revenue are subject to accounting estimates and are described below, under “Contractual Provisions That May Adjust or Limit Revenue or Profit,” and “Quality Incentives.”
Contractual Provisions That May Adjust or Limit Revenue or Profit
Many of our contracts contain provisions that may adjust or limit revenue or profit, as described below. Consequently, we recognize premium revenue as it is earned under such provisions. Liabilities accrued for premiums to be returned under such provisions are reported in the aggregate as “Amounts due government agencies” in the accompanying consolidated balance sheets. Categorized by program, such amounts due government agencies included the following:

	December 31,
	2020	2019

	(In millions)
Medicaid program:
Minimum MLR and profit sharing	$513	$92
Other	76	95
Medicare program:
Risk adjustment and Part D risk sharing	45	14
Minimum MLR and profit sharing	62	36
Other	30	21
Marketplace program:
Risk adjustment	326	368
Minimum MLR	37	15
Other	21	23
Magellan Complete Care	143	—
Total amounts due government agencies	$1,253	$664
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
In 2020, various states enacted temporary premium refunds and related actions in response to the reduced demand for medical services stemming from COVID-19, which resulted in a reduction of our medical margin. In some cases, these premium actions were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive premium actions that we believe to be probable, and where the ultimate premium amount is reasonably estimable. We recognized $564 million related to these retroactive premium actions, in the aggregate, in 2020, including $37 million related to
Molina Healthcare, Inc. 2020 Form 10-K | 61

MMP plans. Approximately $401 million was recognized in the fourth quarter of 2020, mostly associated with recently enacted risk-sharing corridors.
It is possible that certain states could increase the level of existing premium refunds, and it is also possible that other states could implement some form of retroactive premium refund in the future. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Marketplace Program
Risk Corridor Judgment. In April 2020, the United States Supreme Court held that §1342 of the Affordable Care Act obligated the federal government to pay participating insurers the full Marketplace risk corridor amounts calculated by that statute, and that impacted insurers may sue the federal government in the U.S. Court of Federal Claims to recover damages for breach of that obligation. In June 2020, the Claims Court granted us judgment in the amount of $128 million for 2014, 2015, and 2016 Marketplace risk corridor claims, which we received in October 2020. Consistent with the timing of the cash receipt, the gain was recognized in our fourth quarter 2020 financial results and reported in “Marketplace risk corridor judgment” in our consolidated statements of income. The judgment did not create additional Minimum MLR rebates.
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of December 31, 2020, Marketplace risk adjustment payables amounted to $326 million and related receivables amounted to $20 million, for a net payable of $306 million. As of December 31, 2019, Marketplace risk adjustment payables amounted to $368 million and related receivables amounted to $63 million, for a net payable of $305 million, which relates primarily to 2019 and prior periods.
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
Reinsurance
We bear underwriting and reserving risks associated with our health plan subsidiaries. We limit our risk of significant catastrophic losses by maintaining high deductible reinsurance coverage with a highly-rated, unaffiliated insurance company (the “third-party reinsurer”). Because we remain liable to our policyholders in the event the third-party reinsurer is unable to pay its portion of the losses, we continually monitor the third-party reinsurer’s financial condition, including its ability to maintain high credit ratings. Intercompany transactions with our captive are eliminated in consolidation.
Molina Healthcare, Inc. 2020 Form 10-K | 62

We report reinsurance premiums as a reduction to premium revenue, while related reinsurance recoveries are reported as a reduction to medical care costs. Reinsurance premiums amounted to $9 million, $17 million, and $16 million for the years ended December 31, 2020, 2019, and 2018, respectively. Reinsurance recoveries amounted to $23 million, $18 million, and $33 million for the years ended December 31, 2020, 2019, and 2018, respectively. Reinsurance recoverable of $17 million, $21 million, and $31 million, as of December 31, 2020, 2019, and 2018, respectively, is included in “Receivables” in the accompanying consolidated balance sheets.
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our contracts to determine if it is probable that a loss will be incurred in the future by reviewing current results and forecasts. For purposes of this assessment, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. A premium deficiency is recognized if anticipated future medical care and administrative costs exceed anticipated future premium revenue, investment income and reinsurance recoveries. In the third quarter of 2020, we recognized a premium deficiency reserve (“PDR”) of $10 million for our Medicaid contract in Puerto Rico, $4 million of which was amortized in the fourth quarter of 2020 to offset losses the PDR was established to cover. As described in Note 1, “Organization and Basis of Presentation,” we exited Puerto Rico’s Medicaid program when our contract expired on October 31, 2020. No premium deficiency reserves were recorded as of December 31, 2019.
Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. For further discussion and disclosure, see Note 12, “Income Taxes.”
Taxes Based on Premiums
Health Insurer Fee (“HIF”). Under the Affordable Care Act, the federal government imposed an annual fee, or excise tax, on health insurers for each calendar year (the “HIF”).
The HIF was allocated to health insurers based on each health insurer's share of net premiums for all U.S. health insurers in the year preceding the assessment, and was not deductible for income tax purposes. Our HIF liability for 2020 was $277 million, which was settled in September 2020. Public Law No. 115-120 provided for a HIF moratorium in 2019; therefore, there was no HIF incurred or reimbursed in that year. Due to the reinstatement of the HIF in 2020, our effective tax rate was higher in 2020 compared with 2019. The Further Consolidated Appropriations Act, 2020 repealed the HIF effective for years after 2020.
Premium and Use Tax. Certain of our health plans are assessed a tax based on premium revenue collected. The premium revenues we receive from these states include the premium tax assessment. We have reported these taxes on a gross basis, as premium tax revenue and as premium tax expenses in the consolidated statements of income.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels. Our investments consist primarily of investment-grade debt securities with final maturities of less than 10 years, or less than 10 years average life for structured securities. Restricted investments are invested principally in cash, cash equivalents and U.S. Treasury securities. Concentration of credit risk with respect to accounts receivable is limited because our payors consist principally of the federal government, and governments of each state in which our health plan subsidiaries operate.
Risks and Uncertainties
Our profitability depends in large part on our ability to accurately predict and effectively manage medical care costs. We continually review our medical costs in light of our underlying claims experience and revised actuarial data. However, several factors could adversely affect medical care costs. These factors, which include changes in healthcare practices, inflation, new technologies, major epidemics, natural disasters, and malpractice litigation, are beyond our control and may have an adverse effect on our ability to accurately predict and effectively control medical care costs. Costs in excess of those anticipated could have a material adverse effect on our financial condition, results of operations, or cash flows.
Molina Healthcare, Inc. 2020 Form 10-K | 63

We operate health plans primarily as a direct contractor with the states, and in Los Angeles County, California, as a subcontractor to another health plan holding a direct contract with the state. We are therefore dependent upon a relatively small number of contracts to support our revenue. The loss of any one of those contracts could have a material adverse effect on our financial position, results of operations, or cash flows. In addition, our ability to arrange for the provision of medical services to our members is dependent upon our ability to develop and maintain adequate provider networks. Our inability to develop or maintain such networks might, in certain circumstances, have a material adverse effect on our financial position, results of operations, or cash flows.
The following table summarizes premium revenue by state health plan for the periods presented:

	Year Ended December 31,
	2020		2019		2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
California	$2,109	11.5%	$2,266	14.0%	$2,150	12.2%
Florida	643	3.5	734	4.5	1,790	10.2
Illinois	1,328	7.3	1,002	6.2	793	4.5
Kentucky	654	3.6	—	—	—	—
Michigan	1,587	8.7	1,624	10.0	1,601	9.1
Ohio	2,962	16.2	2,553	15.8	2,388	13.6
Texas	3,085	16.9	2,991	18.5	3,244	18.4
Washington	3,169	17.3	2,695	16.6	2,361	13.4
Other (1)	2,762	15.0	2,343	14.4	3,285	18.6
Total	$18,299	100.0%	$16,208	100.0%	$17,612	100.0%
_______________________
(1)“Other” includes the Idaho, Mississippi, New Mexico, New York, Puerto Rico, South Carolina, Utah and Wisconsin health plans, which were immaterial to our consolidated results of operations.
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

Molina Healthcare, Inc. 2020 Form 10-K | 64

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended December 31,
	2020	2019	2018
	(In millions, except net income per share)
Numerator:
Net income	$673	$737	$707
Denominator:
Shares outstanding at the beginning of the period	61.9	62.1	59.3
Weighted-average number of shares issued:
Stock purchases	(3.0)	—	—
Stock-based compensation	0.1	0.1	0.2
Exchange of convertible senior notes (1)	—	—	1.4
Conversion of convertible senior notes (1)	—	—	0.2
Denominator for basic net income per share	59.0	62.2	61.1
Effect of dilutive securities:
Stock-based compensation	0.9	0.6	0.3
Warrants (2)	—	1.4	4.8
Convertible senior notes (1)	—	—	0.4
Denominator for diluted net income per share	59.9	64.2	66.6

Net income per share - Basic (3)	$11.40	$11.85	$11.57
Net income per share - Diluted (3)	$11.23	$11.47	$10.61

_______________________________
(1)“Convertible senior notes” in this table refer to the 1.625% convertible senior notes due 2044 that were settled in 2018.
(2)For more information regarding the warrants, including partial termination transactions, refer to Note 13, “Stockholders' Equity.” The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would have been anti-dilutive.
(3)Source data for calculations in thousands.

4. Business Combinations
In the last half of 2020, we closed on three business combinations in the Health Plans segment, consistent with our strategy to grow in our existing markets and expand into new markets. For these transactions, we applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition dates. We expect to complete the final determination of the purchase price allocations as soon as practicable, but no later than one year following the acquisitions’ closing dates in accordance with Accounting Standards Codification Topic 805, Business Combinations. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.
Acquisition costs amounted to $16 million in the aggregate for the year ended December 31, 2020, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of income.
Magellan Complete Care. On December 31, 2020, we closed on our acquisition of 100% of the outstanding equity interests of the Magellan Complete Care line of business of Magellan Health, Inc., for total purchase consideration of approximately $1,037 million. Total purchase consideration paid in cash amounted to $1,008 million, which consisted of the base purchase price of $850 million, plus approximately $158 million in preliminary closing adjustments, primarily relating to excess regulatory capital. Total purchase consideration also included assumed liabilities of $29 million.
Molina Healthcare, Inc. 2020 Form 10-K | 65

Magellan Complete Care is a managed care organization serving members in six states, including Medicaid members in Arizona and statewide in Virginia, and integrated acute care members in Florida. Through its Senior Whole Health branded plans, Magellan Complete Care provides fully integrated plans for Medicaid and Medicare dual beneficiaries in Massachusetts, as well as managed long-term care in New York. As of December 31, 2020, Magellan Complete Care served approximately 200,000 members in its managed care plans. Magellan Complete Care also provides consultative services to participants who self-direct their care through Wisconsin’s long-term services and supports (“LTSS”) program. For the year ended December 31, 2020, Magellan Complete Care’s total 2020 revenue was approximately $2.9 billion.
Because this acquisition closed on December 31, 2020, Magellan Complete Care’s operating results were insignificant to our consolidated results of operations for the year ended December 31, 2020. If we had acquired Magellan Complete Care on January 1, 2019, our total revenue and earnings for the year ended December 31, 2019, would have been approximately $19.6 billion and $772 million, respectively, and our total revenue and earnings for the year ended December 31, 2020, would have been approximately $22.4 billion and $833 million, respectively. These amounts were computed after adjusting the results of Magellan Complete Care to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets and liabilities had been applied beginning on January 1, 2019, together with the consequential tax effects. The pro forma results do not reflect any anticipated synergies, efficiencies, or other cost savings of the acquisition. Accordingly, the unaudited pro forma financial information is not indicative of the results if the acquisition had been completed on January 1, 2020, or January 1, 2019, and is not a projection of future results.
The valuation of the assets acquired, and liabilities assumed has not yet been finalized because the acquisition closed on December 31, 2020. As a result, provisional estimates have been recorded and are subject to change, primarily for accounts that include the use of estimates, such as medical claims and benefits payable, receivables, amounts due government agencies, certain acquired intangible assets, and certain tax assets and liabilities.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies we expect to achieve, such as the use of our existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. Approximately 27% of the goodwill is deductible for income tax purposes. The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed.

December 31, 2020
(In millions)
Assets acquired:
Cash and cash equivalents	$310
Investments	312
Receivables	166
Prepaid expenses and other current assets	16
Property and equipment	3
Intangible assets	191
Goodwill	488
Restricted investments	49
Other assets	14
Liabilities assumed:
Medical claims and benefits payable	(294)
Amounts due government agencies	(143)
Accounts payable, accrued and other long-term liabilities	(84)
Deferred income taxes	(20)
Net purchase price paid	$1,008
Kentucky. On September 1, 2020, we closed on the acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan. Effective on that same date, the Kentucky Medicaid agency approved the novation of Passport’s Medicaid contract to Molina Healthcare of Kentucky, Inc., thereby ensuring continuity of care for Passport’s Medicaid members. As of December 31, 2020, our Kentucky health plan had 337,000 Medicaid
Molina Healthcare, Inc. 2020 Form 10-K | 66

members. The total purchase price was $66 million, which included our initial cash payment of $20 million in September 2020, plus $46 million in contingent consideration payable to the seller. See further information regarding contingent consideration in Note 5, “Fair Value Measurements.” We recorded goodwill of $30 million, all of which is deductible for income tax purposes. The goodwill recorded relates to future economic benefits arising from the assembled workforce, and the future growth associated with the member contract rights that are incremental to the contract rights identified.
New York. On July 1, 2020, we closed on the acquisition of certain assets of YourCare Health Plan, Inc., a Medicaid health plan operating in certain regions of New York, for a cash purchase price of $42 million. As a result of this transaction, we added approximately 47,000 Medicaid members in New York. We recorded goodwill of $31 million, substantially all of which is deductible for income tax purposes. The goodwill recorded relates to future economic benefits arising from expected synergies to be achieved, including the use of our existing infrastructure to support the added membership.
Intangible Assets Acquired
The table below presents intangible assets acquired, by major class, for the three acquisitions.

	Fair Value	Life			Weighted-Average Life

	(In millions)	(Years)			(Years)
Contract rights - member list	$193	5	-	10	5.3
Provider network	27			10	10.0
Trade name	15	10	-	16	15.4
	$235				6.5

5. Fair Value Measurements
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
Level 3 — Unobservable Inputs. Level 3 financial instruments are valued using unobservable inputs that represent management’s best estimate of what market participants would use in pricing the financial instrument at the measurement date. As of December 31, 2020, our Level 3 financial instruments consisted of contingent consideration liabilities. As of December 31, 2019, our Level 3 financial instruments consisted of derivative financial instruments.
The net changes in fair value of Level 3 financial instruments are reported in “Other” operating expenses in our consolidated statements of income. In the year ended December 31, 2020, we recognized a loss of $6 million, primarily for the increase in the fair value of the contingent consideration liability described below, because the opening 2021 enrollment for our Kentucky health plan was higher than our estimate as of September 30, 2020. In the year ended December 31, 2019, the net changes in fair value of Level 3 financial instruments were insignificant to our results of operations.
Molina Healthcare, Inc. 2020 Form 10-K | 67

Our financial instruments measured at fair value on a recurring basis at December 31, 2020, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,256	$—	$1,256	$—
Mortgage-backed securities	392	—	392	—
Asset-backed securities	132	—	132	—
Municipal securities	68	—	68	—
U.S. Treasury notes	27	—	27	—
Total assets	$1,875	$—	$1,875	$—

Contingent consideration liabilities	$46	$—	$—	$46
Total liabilities	$46	$—	$—	$46
Our financial instruments measured at fair value on a recurring basis at December 31, 2019, were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Corporate debt securities	$1,178	$—	$1,178	$—
Mortgage-backed securities	420	—	420	—
Asset-backed securities	127	—	127	—
Municipal securities	78	—	78	—
U.S. Treasury notes	86	—	86	—
Government-sponsored enterprise securities (“GSEs”)	49	—	49	—
Certificate of deposit	1	—	1	—
Other	7	—	7	—
Subtotal	1,946	—	1,946	—
Call option derivative asset	29	—	—	29
Total assets	$1,975	$—	$1,946	$29

Conversion option derivative liability	$29	$—	$—	$29
Total liabilities	$29	$—	$—	$29
Contingent Consideration Liabilities
As of December 31, 2020, our Level 3 financial instruments recorded at fair value on a recurring basis included contingent consideration liabilities of $46 million, in connection with the Kentucky acquisition described in Note 4, “Business Combinations.” As of December 31, 2020, the contingent consideration fair value was estimated primarily based on an amount we expect to pay the seller for members enrolled in our Kentucky health plan as of January 1, 2021, over a minimum threshold. Half this amount is payable later in 2021, with the remainder payable in early 2022, subject to review and agreement among us and the seller. The second half payment is contingent upon the outcome of certain legal challenges. The current portion is reported in “Accounts payable, accrued liabilities and other,” and the non-current portion is reported in “Other long-term liabilities,” in the accompanying consolidated balance sheets. Contingent consideration liabilities are remeasured to fair value each quarter until the contingencies are resolved with fair value adjustments, if any, recorded to operations.
Molina Healthcare, Inc. 2020 Form 10-K | 68

Derivatives
The following table summarizes the fair values and the presentation of our derivative financial instruments in the accompanying consolidated balance sheets:

		December 31,
	Balance Sheet Location	2020	2019
		(In millions)
Derivative asset:
Call Option	Current assets: Prepaid expenses and other current assets	$—	$29
Derivative liability:
Conversion Option	Current liabilities: Accounts payable, accrued liabilities and other	$—	$29
Our derivative financial instruments did not qualify for hedge treatment. Gains and losses for our derivative financial instruments are presented individually in the accompanying consolidated statements of cash flows, “Supplemental cash flow information.”
In the year ended December 31, 2020, we received $27 million for the settlement of the call option derivative asset, and we paid $39 million to settle the outstanding $12 million principal amount of the 1.125% Convertible Notes, and settle the related conversion option. For more information, refer to Notes 11, “Debt,” and 13 “Stockholders' Equity.”
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
4.375% Notes	$789	$843	$—	$—
5.375% Notes	697	742	696	745
3.875% Notes	641	691	—	—
4.875% Notes (1)	—	—	327	340
Term Loan Facility (1)	—	—	220	220
1.125% Convertible Notes (1)	—	—	12	42
Total	$2,127	$2,276	$1,255	$1,347
_______________________________
(1)     For more information on debt repayments, refer to Note 11, “Debt.”

Molina Healthcare, Inc. 2020 Form 10-K | 69

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(In millions)
Corporate debt securities	$1,220	$36	$—	$1,256
Mortgage-backed securities	383	10	1	392
Asset-backed securities	130	2	—	132
Municipal securities	66	2	—	68
U.S. Treasury notes	27	—	—	27
Total	$1,826	$50	$1	$1,875

	December 31, 2019
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(In millions)
Corporate debt securities	$1,174	$5	$1	$1,178
Mortgage-backed securities	420	1	1	420
Asset-backed securities	126	1	—	127
Municipal securities	78	—	—	78
U.S. Treasury notes	86	—	—	86
GSEs	49	—	—	49
Certificate of deposit	1	—	—	1
Other	7	—	—	7
Total	$1,941	$7	$2	$1,946
The contractual maturities of our current investments as of December 31, 2020 are summarized below:

	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$474	$475
Due after one year through five years	892	926
Due after five years through ten years	132	137
Due after ten years	328	337
Total	$1,826	$1,875
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains amounted to $6 million and $13 million in the years ended December 31, 2020 and 2019, respectively. Gross realized investment losses were insignificant in the years ended December 31, 2020 and 2019. Gross realized investment gains and losses for the year ended December 31, 2018 were insignificant.
We have determined that unrealized losses at December 31, 2020 and 2019 primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
Molina Healthcare, Inc. 2020 Form 10-K | 70

The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months. No investments have been in a continuous loss position for 12 months or more as of December 31, 2020, and 2019.

	In a Continuous Loss Position for Less than 12 Months as of December 31, 2020			In a Continuous Loss Position for Less than 12 Months as of December 31, 2019
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Mortgage-backed securities	$77	$1	21	$143	$1	72
Corporate debt securities	—	—	—	222	1	167
Total	$77	$1	21	$365	$2	239
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
We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value, of which $134 million will mature in one year or less, and $2 million will mature in after one through five years. The following table presents the balances of restricted investments:

	December 31,
	2020	2019
	(In millions)
Florida	$12	$12
New Mexico	21	21
New York	14	9
Ohio	16	12
Other	24	25
Magellan Complete Care	49	—
Total Health Plans segment	$136	$79

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
Molina Healthcare, Inc. 2020 Form 10-K | 71

A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2020	2019
	(In millions)
Capitalized software	$475	$421
Furniture and equipment	221	213
Building and improvements	49	49
Land	4	4
Magellan Complete Care	3	—
Total cost	752	687
Less: accumulated amortization - capitalized software	(385)	(351)
Less: accumulated depreciation and amortization - furniture, equipment, building, and improvements	(192)	(179)
Total accumulated depreciation and amortization	(577)	(530)
ROU assets - finance leases	216	228
Property, equipment, and capitalized software, net	$391	$385
The following table presents all depreciation and amortization recognized in our consolidated statements of income:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Recorded in depreciation and amortization:
Amortization of capitalized software	$38	$33	$42
Amortization of finance leases	19	17	—
Depreciation and amortization of furniture, equipment, building, and improvements	16	21	36
Amortization of intangible assets	15	18	21
Subtotal	88	89	99
Recorded in cost of service revenue:
Amortization of capitalized software and deferred contract costs	—	—	28
Total depreciation and amortization recognized	$88	$89	$127

8. Leases
We are a party to operating and finance leases primarily for our corporate and health plan offices. Our operating leases have remaining lease terms up to 8 years, some of which include options to extend the leases for up to 10 years. As of December 31, 2020, the weighted average remaining operating lease term is 4 years.
Our finance leases have remaining lease terms of 1 year to 18 years, some of which include options to extend the leases for up to 25 years. As of December 31, 2020, the weighted average remaining finance lease term is 15 years.
As of December 31, 2020, the weighted-average discount rate used to compute the present value of lease payments was 5.2% for operating lease liabilities, and 6.5% for finance lease liabilities. The components of lease expense for the years ended December 31, 2020, and 2019, are presented in the following table. Rental expense related to operating leases amounted to $62 million for the year ended December 31, 2018.
Molina Healthcare, Inc. 2020 Form 10-K | 72

	Year Ended December 31,
	2020	2019
	(In millions)
Operating lease expense	$28	$34

Finance lease expense:
Amortization of ROU assets	$19	$17
Interest on lease liabilities	15	15
Total finance lease expense	$34	$32
Supplemental consolidated cash flow information related to leases follows:

	Year Ended December 31,
	2020	2019
	(In millions)
Cash used in operating activities:
Operating leases	$30	$36
Finance leases	15	15
Cash used in financing activities:
Finance leases	9	6
ROU assets recognized in exchange for lease obligations:
Operating leases	28	99
Finance leases	$7	$245
Supplemental information related to leases, including location of amounts reported in the accompanying consolidated balance sheets, follows:

	December 31,
	2020	2019
	(In millions)
Operating leases:
ROU assets
Other assets	$58	$65
Other assets - Magellan Complete Care	13	—
Total other assets	$71	$65
Lease liabilities
Accounts payable and accrued liabilities (current)	$21	$25
Other long-term liabilities (non-current)	42	48
Magellan Complete Care	13	—
Total operating lease liabilities	$76	$73
Finance leases:
ROU assets
Property, equipment, and capitalized software, net	$216	$228
Lease liabilities
Accounts payable and accrued liabilities (current)	$12	$8
Finance lease liabilities (non-current)	225	231
Total finance lease liabilities	$237	$239
Molina Healthcare, Inc. 2020 Form 10-K | 73

Maturities of lease liabilities as of December 31, 2020, were as follows:

	Operating	Finance
	Leases	Leases
	(In millions)
2021	$29	$26
2022	20	24
2023	16	22
2024	10	22
2025	6	23
Thereafter	3	266
Subtotal - undiscounted lease payments	84	383
Less imputed interest	(8)	(146)
Total	$76	$237

9. Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amounts of goodwill, for the periods presented. All goodwill is recorded in the Health Plans segment.

(In millions)
Balance, December 31, 2018	$143
Acquisitions	—
Dispositions	—
Impairment and other	—
Balance, December 31, 2019	143
Acquisitions	549
Dispositions	—
Impairment and other	—
Balance, December 31, 2020	$692
For the Health Plans segment, gross goodwill amounted to $994 million and $445 million, as of December 31, 2020 and 2019, respectively. Accumulated impairment losses amounted to $302 million at each of December 31, 2020 and 2019, respectively. The changes in the carrying amounts of both goodwill and intangible assets, net, in 2020, was due to the acquisitions described in Note 4, “Business Combinations.”
Intangible Assets, Net
The following table provides the details of identified intangible assets, by major class, for the periods presented. All intangible assets, net, are recorded in the Health Plans segment.

	December 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
	(In millions)
Contract rights and licenses	$370	$168	$202	$179	$156	$23
Provider networks	47	15	32	20	14	6
Trade name	15	—	15	—	—	—
Total	$432	$183	$249	$199	$170	$29
As of December 31, 2020, we estimate that our intangible asset amortization will be approximately $46 million in 2021, $44 million in 2022, 2023 and 2024, and $43 million in 2025.

Molina Healthcare, Inc. 2020 Form 10-K | 74

10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated.

	December 31,
	2020	2019	2018
	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$1,647	$1,406	$1,562
Pharmacy payable	157	126	115
Capitation payable	70	55	52
Other	528	267	232
Magellan Complete Care	294	—	—
Total	$2,696	$1,854	$1,961
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $235 million, $132 million and $107 million, as of December 31, 2020, 2019, and 2018, respectively.
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated. The amounts presented for “Components of medical care costs related to: Prior years” represent the amount by which our original estimate of medical claims and benefits payable at the beginning of the year were more than the actual liabilities, based on information (principally the payment of claims) developed since those liabilities were first reported.

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Medical claims and benefits payable, beginning balance	$1,854	$1,961	$2,192
Components of medical care costs related to:
Current year	15,939	14,176	15,478
Prior years (1)	(119)	(271)	(341)
Total medical care costs	15,820	13,905	15,137
Payments for medical care costs related to:
Current year	13,871	12,554	13,671
Prior years	1,507	1,482	1,710
Total paid	15,378	14,036	15,381
Acquisition - Magellan Complete Care	294	—	—
Change in non-risk and other provider payables	106	24	13
Medical claims and benefits payable, ending balance	$2,696	$1,854	$1,961
________________
(1)December 31, 2018, includes the 2018 benefit of the 2017 Marketplace CSR reimbursement of $81 million.
Our estimates of medical claims and benefits payable recorded at December 31, 2020, 2019 and 2018 developed favorably by approximately $119 million, $271 million and $341 million in 2020, 2019 and 2018, respectively.
The favorable prior year development recognized in 2020 was primarily due to lower than expected utilization of medical services by our Medicaid members, and improved operating performance. Consequently, the ultimate costs recognized in 2020 were lower than our original estimates in 2019, which was not discernible until additional information was provided, and as claims payments were processed.
The favorable prior year development recognized in 2019 was primarily due to lower than expected utilization of medical services by our Medicaid members, and improved operating performance. Consequently, the ultimate costs recognized in 2019 were lower than our original estimates in 2018, which was not discernible until additional information was provided, and as claims payments were processed.
The favorable prior year development recognized in 2018 includes a benefit of approximately $81 million in reduced medical care costs relating to Marketplace CSR subsidies for 2017 dates of service. The remainder of the favorable
Molina Healthcare, Inc. 2020 Form 10-K | 75

prior period development was primarily due to lower than expected utilization of medical services by our Medicaid and Marketplace members and improved operating performance. Consequently, the ultimate costs recognized in 2018 were lower than our original estimates in 2017, which was not discernible until additional information was provided, and as claims payments were processed.
The following tables provide information about incurred and paid claims development as of December 31, 2020, as well as cumulative claims frequency and the total of incurred but not paid claims liabilities. The cumulative claim frequency is measured by claim event, and includes claims covered under capitated arrangements.

Incurred Claims and Allocated Claims Adjustment Expenses				Total IBNP	Cumulative number of reported claims
Benefit Year	2018	2019	2020

	(Unaudited)	(Unaudited)
	(In millions)
2018	$15,478	$15,245	$15,233	$11	110
2019		14,176	14,083	27	100
2020			15,939	1,593	93
			$45,255	$1,631

Cumulative Paid Claims and Allocated Claims Adjustment Expenses
Benefit Year	2018	2019	2020

	(Unaudited)	(Unaudited)
	(In millions)
2018	$13,752	$15,220	$15,222
2019		12,554	14,056
2020			13,871
			$43,149
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for medical claims and benefits payable.

2020
(In millions)
Incurred claims and allocated claims adjustment expenses	$45,255
Less: cumulative paid claims and allocated claims adjustment expenses	(43,149)
All outstanding liabilities before 2018	16
Magellan Complete Care	294
Non-risk and other provider payables	280
Medical claims and benefits payable	$2,696

11. Debt
Contractual maturities of debt, as of December 31, 2020, are illustrated in the following table. All amounts represent the principal amounts of the debt instruments outstanding.

	Total	2021	2022	2023	2024	2025	Thereafter

	(In millions)
4.375% Notes due 2028	$800	$—	$—	$—	$—	$—	$800
5.375% Notes due 2022	700	—	700	—	—	—	—
3.875% Notes due 2030	650	—	—	—	—	—	650
Total	$2,150	$—	$700	$—	$—	$—	$1,450
Molina Healthcare, Inc. 2020 Form 10-K | 76

All debt is held at the parent which is reported in the Other segment. The following table summarizes our outstanding debt obligations and their classification in the accompanying consolidated balance sheets:

	December 31,
	2020	2019
	(In millions)
Current portion of long-term debt:
1.125% Convertible Notes, net of unamortized discount	$—	$12
Term loan facility	—	6
Total (1)	$—	$18
Non-current portion of long-term debt:
4.375% Notes due 2028	$800	$—
5.375% Notes due 2022	700	700
3.875% Notes due 2030	650	—
4.875% Notes due 2025	—	330
Term loan facility	—	214
Less: debt issuance costs	(23)	(7)
Total	$2,127	$1,237
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
•Termination of the term loan facility under the prior credit agreement; and
•LIBOR succession provisions.
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
The Credit Agreement contains customary non-financial and financial covenants. As of December 31, 2020, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt. As of December 31, 2020, no amounts were outstanding under the Credit Facility.
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
4.375% Notes due 2028. On June 2, 2020, we completed the private offering of $800 million aggregate principal amount of senior notes (the “4.375% Notes”) due June 15, 2028, unless earlier redeemed. The 4.375% Notes contain optional early redemption provisions, with redemption prices in excess of par. Interest, at a rate of 4.375%
Molina Healthcare, Inc. 2020 Form 10-K | 77

per annum, is payable semiannually in arrears on June 15 and December 15 of each year. A portion of the net proceeds from the 4.375% Notes offering was used to repay $600 million principal amount outstanding under the term loan facility of our prior credit agreement, and the balance is intended to be used for general corporate purposes. Deferred issuance costs amounted to $11 million.
5.375% Notes due 2022. We have $700 million aggregate principal amount of senior notes (the “5.375% Notes”) outstanding as of December 31, 2020, which are due November 15, 2022, unless earlier redeemed. Interest at a rate of 5.375% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2030. On November 17, 2020, we completed the private offering of $650 million aggregate principal amount of senior notes (the “3.875% Notes”) due November 15, 2030, unless earlier redeemed. The 3.875% Notes contain optional early redemption provisions, with redemption prices in excess of par. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15 of each year, commencing on May 15, 2021. A portion of the net proceeds from the 3.875% Notes offering was used to repay $330 million principal amount outstanding under the 4.875% Notes, and the balance is intended to be used for general corporate purposes. Deferred issuance costs amounted to $10 million.
4.875% Notes due 2025. In December 2020, we completed the early redemption of the entire $330 million aggregate principal amount of senior notes (the “4.875% Notes”) that would have been due June 15, 2025. In accordance with the indenture governing such notes, the 4.875% Notes were settled at 100% of par, plus an early redemption premium which amounted to $8 million, plus accrued and unpaid interest. In conjunction with the redemption, we wrote off $3 million in unamortized deferred issuance costs directly related to the 4.875% Notes.
1.125% Cash Convertible Senior Notes due 2020
In January 2020, we paid $39 million to settle the $12 million remaining principal amount outstanding of the 1.125% cash convertible senior notes due January 15, 2020 (the “1.125% Convertible Notes”), and settled the related conversion option.
Other Expenses (Income), Net
In the year ended December 31, 2020, we recognized an aggregate loss on debt repayment of $15 million including costs incurred in repayment of the term loan facility, the 4.875% Notes repayment costs described above, and other financing transactions. In the year ended December 31, 2019, we recognized a gain on debt repayment of $15 million in connection with the 1.125% Convertible Notes repayment transactions. These amounts are reported in “Other expenses (income), net” in the accompanying consolidated statements of income.

12. Income Taxes
Income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Current:
Federal	$281	$204	$272
State	26	12	18
Foreign	—	9	8
Total current	307	225	298
Deferred:
Federal	(13)	5	(3)
State	(7)	6	(3)
Foreign	1	(1)	—
Total deferred	(19)	10	(6)
Income tax expense	$288	$235	$292
Molina Healthcare, Inc. 2020 Form 10-K | 78

A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory federal tax (benefit) rate	21.0%	21.0%	21.0%
State income provision (benefit), net of federal	1.6	1.4	1.2
Nondeductible health insurer fee (“HIF”)	6.1	—	7.3
Nondeductible compensation	1.1	1.2	0.7
Worthless stock deduction	—	—	(1.0)
Other	0.2	0.6	—
Effective tax expense rate	30.0%	24.2%	29.2%
The effective tax rate was not impacted by the HIF in 2019 given the HIF moratorium. Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state, or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions, and compliance with federal, state, foreign, and local tax laws.
Deferred tax assets and liabilities are classified as non-current. Significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(In millions)
Accrued expenses and reserve liabilities	$52	$35
Other accrued medical costs	15	11
Net operating losses	11	13
Fixed assets and intangibles	—	26
Unearned premiums	18	11
Lease financing obligation	8	5
Tax credit carryover	7	11
Other	4	—
Valuation allowance	(17)	(24)
Total deferred income tax assets, net of valuation allowance	98	88
Fixed assets and intangibles	(7)	—
Prepaid expenses	(10)	(6)
Unrealized gains and losses	(12)	(1)
Other	—	(2)
Total deferred income tax liabilities	(29)	(9)
Net deferred income tax asset	$69	$79
At December 31, 2020, we had state net operating loss carryforwards of $189 million, which begin expiring in 2035.
At December 31, 2020, we had foreign net operating loss carryforwards of $5 million, which expire in 2031.
At December 31, 2020, we had California research and development and enterprise zone tax credit carryovers of $3 million, which will begin to expire in 2024, and foreign tax credit carryovers of $5 million, which expire in 2030.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2020, $17 million of deferred tax assets did not satisfy the recognition criteria. Therefore, we decreased our valuation allowance by $7 million, from $24 million at December 31, 2019, to $17 million as of December 31, 2020.
Molina Healthcare, Inc. 2020 Form 10-K | 79

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
The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Gross unrecognized tax benefits at beginning of period	$(20)	$(20)	$(13)
Increases in tax positions for current year	—	—	(9)
Lapse in statute of limitations	—	—	2
Gross unrecognized tax benefits at end of period	$(20)	$(20)	$(20)
The total amount of unrecognized tax benefits at December 31, 2020, 2019 and 2018 that, if recognized, would affect the effective tax rates is $18 million in each of those respective years. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $10 million due to resolution of exams and refund claims.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of December 31, 2020, 2019 and 2018 were insignificant.
We are under examination by the IRS for calendar years 2015 through 2017 and may be subject to examination for calendar years 2018 and 2019. With a few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local, and Puerto Rico tax examinations for years before 2015.

13. Stockholders' Equity
Stock Purchase Programs
In September 2020, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program is funded with cash on hand and extends through December 31, 2021. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 766,000 shares of our common stock for $159 million in November and December 2020 (average cost of $208.37 per share), including approximately 29,000 shares purchased for $6 million in late December 2020, and settled in early January 2021.
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
Subsequent Event
From January 1, 2021 through February 11, 2021, we purchased approximately 577,000 shares for $122 million (average cost of $211.65 per share).
Warrants
In connection with the 1.125% Convertible Notes settlement transaction described in Note 11, “Debt,” in the first quarter of 2020 we entered into privately negotiated agreements to terminate the associated 310,000 warrants outstanding for $30 million, which resulted in a reduction of additional paid-in-capital for the same amount.
Molina Healthcare, Inc. 2020 Form 10-K | 80

Share-Based Compensation
In connection with our employee stock plans, approximately 244,000 shares and 242,000 shares of common stock were issued, net of shares used to settle employees’ income tax obligations, during the years ended December 31, 2020, and 2019, respectively. Total share-based compensation expense is reported in “General and administrative expenses” in the accompanying consolidated statements of income, and summarized below.

	Year Ended December 31,
	2020		2019		2018
	(In millions)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
RSAs, PSAs and PSUs (defined below)	$47	$44	$29	$28	$17	$17
Employee stock purchase plan and stock options	10	9	10	9	10	9
Total	$57	$53	$39	$37	$27	$26
Equity Incentive Plan
At December 31, 2020, we had employee equity incentives outstanding under our 2019 Equity Incentive Plan (the “2019 EIP”). The 2019 EIP provides for awards, in the form of restricted and performance stock awards (“RSAs” and “PSAs”), performance units (“PSUs”), stock options, and other stock– or cash–based awards, to eligible persons who perform services for us. The 2019 EIP provides for the issuance of up to 2.9 million shares of our common stock.
Stock-based awards. RSAs, PSAs and PSUs are granted with a fair value equal to the market price of our common stock on the date of grant, and generally vest in equal annual installments over periods up to four years from the date of grant. Certain PSUs may vest in their entirety at the end of three-year performance periods, if their performance conditions are met. We generally recognize expense for RSAs, PSAs and PSUs on a straight-line basis. Activity for stock-based awards in the year ended December 31, 2020, is summarized below.

	RSAs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2019	447,680	$102.41	324,078	$101.45
Granted	344,739	127.89	188,522	123.61
Vested	(172,675)	98.05	(7,368)	68.16
Forfeited	(34,660)	113.10	(33,323)	98.34
Unvested balance, December 31, 2020	585,084	$118.07	471,909	$111.04

As of December 31, 2020, total unrecognized compensation expense related to unvested RSAs and PSUs was $42 million, and $23 million, respectively, which we expect to recognize over a remaining weighted-average period of 2.2 years, and 1.2 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 12.2% for non-executive employees as of December 31, 2020, based on actual forfeitures over the last 4 years.
Molina Healthcare, Inc. 2020 Form 10-K | 81

The total grant date fair value of awards granted and vested is presented in the following table.

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Granted:
RSAs	$44	$33	$28
PSUs	23	20	16
Total granted	$67	$53	$44
Vested:
RSAs	$22	$19	$15
PSAs	—	—	3
PSUs	1	2	—
Total vested	$23	$21	$18
Stock Options. Stock option awards generally have an exercise price equal to the fair market value of our common stock on the date of grant, vest in equal annual installments over periods up to four years from the date of grant, and have a maximum term of ten years from the date of grant. Stock option activity for the year ended December 31, 2020, is summarized below.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term
		(Per share)	(In millions)	(Years)
Stock options outstanding as of December 31, 2019 and December 31, 2020	405,000	$64.79	$60	6.4
Stock options exercisable and expected to vest as of December 31, 2020	405,000	$64.79	$60	6.4
Exercisable as of December 31, 2020	405,000	$64.79	$60	6.4
No stock options were granted or exercised in 2020, 2019, or 2018, and as of December 31, 2020, there was no unrecognized compensation expense related to unvested stock options.
The following is a summary of information about stock options outstanding and exercisable at December 31, 2020.

	Options Outstanding and Exercisable
	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
		(Years)	(Per share)
Range of Exercise Prices
$33.02	30,000	2.2	$33.02
$67.33	375,000	6.8	$67.33
Total	405,000
Employee Stock Purchase Plans (“ESPP”)
Under our ESPP, eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We estimate the fair value of the stock issued using a standard option pricing model. For the years ended December 31, 2020, 2019, and 2018, the inputs to this model were as follows: risk-free interest rates of approximately 0.2% to 2.3%; expected volatility of approximately 31% to 51%, dividend yields of 0%, and an average expected life of 0.5 years.

Molina Healthcare, Inc. 2020 Form 10-K | 82

14. Employee Benefit Plans
We sponsor defined contribution 401(k) plans that cover substantially all employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plans amounted to $28 million, $28 million, and $36 million in the years ended December 31, 2020, 2019, and 2018, respectively.
We also have a non-qualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer up to 75% of their base salary and 90% of their bonus to provide tax-deferred growth.

15. Commitments and Contingencies
Regulatory Capital Requirements and Dividend Restrictions
Our health plans, which are generally operated by our respective wholly owned subsidiaries in those states, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. The National Association of Insurance Commissioners (“NAIC”), has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules which may vary from state to state. Regulators in some states may also enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation.
All of the states in which our health plans operate, except California, Florida, Massachusetts and New York, have adopted the RBC rules. The RBC rules, if adopted by California, Florida, Massachusetts or New York, could increase the minimum capital required for those states. Our Massachusetts health plan, acquired on December 31, 2020, maintains a $35 million performance bond, effective through December 31, 2021, to partially satisfy minimum net worth requirements in that state.
Statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries (not including the Magellan Complete Care subsidiaries and after intercompany eliminations), which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $1,960 million at December 31, 2020, and $1,810 million at December 31, 2019. We estimate the Magellan Complete Care subsidiaries’ net assets that may not be transferable amounted to approximately $420 million at December 31, 2020. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company—Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $644 million and $997 million as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, our health plans (not including the Magellan Complete Care subsidiaries) had aggregate statutory capital and surplus of approximately $2,020 million compared with the required minimum aggregate statutory capital and surplus of approximately $1,310 million. As of December 31, 2020, the aggregate and minimum capital and surplus of the Magellan Complete Care subsidiaries amounted to approximately $420 million and $230 million, respectively. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of December 31, 2020. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
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
Molina Healthcare, Inc. 2020 Form 10-K | 83

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
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services and all of the winning bidder health plans, including Molina Healthcare of Kentucky, Inc., Civil Action No. 20-CI-00719. In its action, Anthem requested that the court disqualify Molina Healthcare of Kentucky, find that the Kentucky RFP scoring was erroneous and violated procedures or was arbitrary and capricious, set aside the contract awards and conduct a new RFP evaluation process, and award injunctive relief, including stopping the implementation of the contracts awarded under the RFP. On September 28, 2020, the court issued a temporary restraining order preserving the status quo, and on October 23, 2020, the court issued a temporary injunction directing that the RFP readiness review and open enrollment proceed with six health plans, including both Anthem and Molina Healthcare.
On December 22, 2020, the court granted a motion by UnitedHealthcare of Kentucky LTD. to assert a cross-claim against the Kentucky Cabinet for Health and Family Services, which sought in part a disqualification of Anthem or Molina Healthcare and a declaratory judgment that the Kentucky Medicaid program proceed with only five health plans. On December 23, 2020, Humana Health Plan, Inc. brought a separate action against the Commonwealth of Kentucky and the winning bidder health plans, including Molina Healthcare of Kentucky, Civil Action 20-CI-00987. On January 11, 2021, both actions were consolidated before the Franklin County Circuit Court. Humana requests a declaratory judgment finding that the Commonwealth violated the Medicaid contract by allocating Passport members to Molina Healthcare for 2021 so that Passport members would instead be allocated to Humana and other winning health plans, or, in the alternative, monetary damages from the Commonwealth.
Molina Healthcare believes it has meritorious defenses to the claims of Anthem, United, and Humana, and intends to vigorously defend its position, including its twice being a winning bidder of the Kentucky Medicaid RFP, and its protection of the continuity of care for Passport Medicaid members. This matter remains subject to significant additional legal proceedings, and no assurances can be given regarding the ultimate outcome. Under the court’s temporary injunction, Molina Healthcare of Kentucky continues to operate under its contract and provide care to Kentucky Medicaid members.
Professional Liability Insurance
We carry medical professional liability insurance for healthcare services rendered in the primary care institutions that we manage. In addition, we carry managed care errors and omissions insurance for all managed care services that we provide.

16. Segments
As of December 31, 2020, we had two reportable segments: the Health Plans segment, and the Other segment. Our reportable segments are consistent with how we currently manage the business and view the markets we serve. The Health Plans reportable segment includes our regulated health plan operating segments, along with the recently acquired Magellan Complete Care health plans operating segment. Because this acquisition closed on December 31, 2020, Magellan Complete Care’s operating results were insignificant to our consolidated results of operations for the year ended December 31, 2020. Management will continue to evaluate the composition of its operating and reportable segments for future filings. The Other segment, which is insignificant to our consolidated results of operations, includes certain corporate amounts not associated with or allocated to the Health Plans segment. In 2018, the Other segment also included the results of certain unregulated subsidiaries we sold in late 2018.
Molina Healthcare, Inc. 2020 Form 10-K | 84

Margin is the appropriate earnings measure for our reportable segments, based on how our chief operating decision maker currently reviews results, assesses performance, and allocates resources.
The key metrics used to assess the performance of our Health Plans segment are premium revenue, medical margin and MCR. MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying margin, or the amount earned by the Health Plans segment after medical costs are deducted from premium revenue, is the most important measure of earnings reviewed by management. Margin for our Health Plans segment is also referred to as “Medical Margin.”

	Health Plans	Other	Consolidated
	(In millions)
2020
Total revenue	$19,415	$8	$19,423
Margin	2,479	—	2,479
Total assets	8,359	1,173	9,532
2019
Total revenue	$16,815	$14	$16,829
Margin	2,303	—	2,303
Total assets	5,265	1,522	6,787
2018
Total revenue	$18,471	$419	$18,890
Margin	2,475	43	2,518
Total assets	6,165	989	7,154
The following table reconciles margin by segment to consolidated income before income tax expense:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Margin:
Health Plans	$2,479	$2,303	$2,475
Other	—	—	43
Total margin	2,479	2,303	2,518
Add: other operating revenues (1)	1,124	621	871
Less: other operating expenses (2)	(2,525)	(1,880)	(2,258)
Operating income	1,078	1,044	1,131
Less: other expenses, net	117	72	132
Income before income tax expense	$961	$972	$999
______________________
(1)Other operating revenues include premium tax revenue, health insurer fees reimbursed, Marketplace risk corridor judgment, investment income and other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, and other costs.

Molina Healthcare, Inc. 2020 Form 10-K | 85

17. Condensed Financial Information of Registrant
The condensed balance sheets as of December 31, 2020 and 2019, and the related condensed statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 2020 for our parent company Molina Healthcare, Inc. (the “Registrant”), are presented below.
Condensed Balance Sheets

	December 31,
	2020	2019
	(In millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$575	$836
Investments	69	161
Receivables	2	2
Due from affiliates	114	49
Prepaid expenses and other current assets	65	75
Total current assets	825	1,123
Property, equipment, and capitalized software, net	339	327
Goodwill and intangible assets, net	369	13
Investments in subsidiaries	3,228	2,225
Deferred income taxes	5	10
Advances to related parties and other assets	83	76
Total assets	$4,849	$3,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other	$338	$307
Total current liabilities	338	307
Long-term debt	2,127	1,237
Finance lease liabilities	225	231
Other long-term liabilities	63	39
Total liabilities	2,753	1,814
Stockholders’ equity:
Common stock, $0.001 par value; 150 million shares authorized; outstanding: 59 million shares at December 31, 2020, and 62 million at December 31, 2019	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	199	175
Accumulated other comprehensive income	37	4
Retained earnings	1,860	1,781
Total stockholders’ equity	2,096	1,960
Total liabilities and stockholders’ equity	$4,849	$3,774
See accompanying notes.
Molina Healthcare, Inc. 2020 Form 10-K | 86

Condensed Statements of Income

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Revenue:
Administrative services fees	$1,208	$1,038	$1,138
Investment income and other revenue	13	18	17
Total revenue	1,221	1,056	1,155
Expenses:
General and administrative expenses	1,089	937	1,007
Depreciation and amortization	67	63	69
Other operating expenses, net	24	4	6
Total operating expenses	1,180	1,004	1,082
Operating income	41	52	73
Interest expense	102	87	114
Other expenses (income), net	15	(15)	17
Total other expenses, net	117	72	131
Loss before income tax (benefit) expense and equity in net earnings of subsidiaries	(76)	(20)	(58)
Income tax (benefit) expense	(5)	9	(14)
Net loss before equity in net earnings of subsidiaries	(71)	(29)	(44)
Equity in net earnings of subsidiaries	744	766	751
Net income	$673	$737	$707
Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net income	$673	$737	$707
Other comprehensive income (loss):
Unrealized investment income (loss)	44	16	(3)
Less: effect of income taxes	11	4	(1)
Other comprehensive income (loss), net of tax	33	12	(2)
Comprehensive income	$706	$749	$705
See accompanying notes.

Molina Healthcare, Inc. 2020 Form 10-K | 87

Condensed Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Operating activities:
Net cash provided by operating activities	$59	$64	$118
Investing activities:
Capital contributions to subsidiaries	(107)	(43)	(145)
Dividends received from subsidiaries	635	1,373	298
Purchases of investments	(188)	(152)	(136)
Proceeds from sales and maturities of investments	282	93	388
Purchases of property, equipment and capitalized software	(74)	(56)	(22)
Net cash paid in business combinations	(1,028)	—	—
Net cash received from sale of subsidiaries	—	—	242
Change in amounts due to/from affiliates	(68)	38	6
Other, net	3	1	—
Net cash (used in) provided by investing activities	(545)	1,254	631
Financing activities:
Proceeds from senior notes offering, net of issuance costs	1,429	—	—
Common stock purchases	(606)	(47)	—
Repayment of term loan facility	(600)	—	—
Proceeds from borrowings under term loan facility	380	220	—
Repayment of senior notes	(338)	—	—
Cash paid for partial termination of warrants	(30)	(514)	(549)
Cash paid for partial settlement of conversion option	(27)	(578)	(623)
Cash received for partial settlement of call option	27	578	623
Repayment of principal amount of convertible notes	(12)	(240)	(362)
Repayment of credit facility	—	—	(300)
Other, net	2	29	19
Net cash provided by (used in) financing activities	225	(552)	(1,192)
Net (decrease) increase in cash and cash equivalents	(261)	766	(443)
Cash and cash equivalents at beginning of period	836	70	513
Cash and cash equivalents at end of period	$575	$836	$70
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
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to our subsidiaries pursuant to administrative services agreements that include, but are not limited to, information technology, product development and administration, underwriting, claims processing, customer service, certain care management services, human
Molina Healthcare, Inc. 2020 Form 10-K | 88

resources, marketing, purchasing, risk management, actuarial, finance, accounting, compliance, legal and public relations. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2020, 2019, and 2018 for these services amounted to $1,208 million, $1,038 million, and $1,137 million, respectively, and are included in operating revenue.
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

Molina Healthcare, Inc. 2020 Form 10-K | 89

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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level. In addition, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (“GAAP”) for each of the periods presented herein.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
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
Management concluded that we maintained effective internal control over financial reporting as of December 31, 2020, based on criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
On September 1, 2020, we completed our acquisition of certain assets of Passport Health Plan, Inc. (“Passport”). On December 31, 2020, we completed our acquisition of the Magellan Complete Care line of business of Magellan Health, Inc. We are in the process of evaluating the existing controls and procedures of Passport and Magellan Complete Care, and integrating Passport and Magellan Complete Care into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the Passport and Magellan Complete Care acquisitions from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The business that we acquired in the Passport and Magellan Complete Care acquisitions, in the aggregate, constituted 11% and 19% of our total and net assets, respectively, as of December 31, 2020, and 3% and 1% of our revenues and net income, respectively, for the year ended December 31, 2020. The scope of
Molina Healthcare, Inc. 2020 Form 10-K | 90

management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, includes all of our consolidated operations except for those disclosure controls and procedures of Passport and Magellan Complete Care that are subsumed by internal control over financial reporting.
Ernst & Young, LLP, the independent registered public accounting firm who audited our Consolidated Financial Statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Molina Healthcare, Inc. 2020 Form 10-K | 91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Molina Healthcare, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Passport operations and Magellan Complete Care, which are included in the 2020 consolidated financial statements of Molina Healthcare, Inc. and constituted 11% and 19% of total and net assets, respectively, as of December 31, 2020 and 3% and 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Molina Healthcare, Inc. also did not include an evaluation of the internal control over financial reporting of the Passport operations and Magellan Complete Care.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 16, 2021, expressed an unqualified opinion thereon.
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
Molina Healthcare, Inc. 2020 Form 10-K | 92

become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Los Angeles, California
February 16, 2021

Molina Healthcare, Inc. 2020 Form 10-K | 93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2021, expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of incurred but not paid fee-for-service claims

Description of the matter
As of December 31, 2020, the Company’s liability for fee-for-service claims incurred but not paid (“IBNP”), excluding IBNP acquired from the Magellan Complete Care (“MCC”) acquisition, comprised $1,647 million of the $2,696 million of Medical Claims and Benefits Payable. As discussed in Note 10 to the consolidated financial statements, the Company’s IBNP liability is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns, and assumed health care cost trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.

Molina Healthcare, Inc. 2020 Form 10-K | 94

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

Valuation of intangibles

Description of the matter
During 2020, the Company completed its acquisition of MCC for net consideration of $1,037 million, as disclosed in Note 4 to the consolidated financial statements. The transaction was accounted for as a business combination using the acquisition method.

Auditing the Company’s accounting for its acquisition of MCC was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of acquired contract rights which comprised $171 million of the acquired identified intangible assets of $191 million. The Company used a discounted cash flow model to measure contract rights. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions, specifically changes in forecasted operating margins, and the weighted average cost of capital, which are affected by expectations about future market or economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for acquisitions. This included testing management review controls over the estimation process supporting the recognition and measurement of contract rights. We also tested management’s review of assumptions used in the valuation models.

To test the estimated fair value of contract rights, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. We compared the significant assumptions used by management to current industry and economic trends, changes to the company’s business, markets, membership retention and growth rates, and other factors. Additionally, we reviewed and evaluated management’s disclosures surrounding determination of the intangible assets.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
Los Angeles, California
February 16, 2021
Molina Healthcare, Inc. 2020 Form 10-K | 95

OTHER INFORMATION
None.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference. This information is included in the following sections of the Proxy Statement:
•PROPOSAL 1 - Election of Directors
•Information About Director Nominees
•Information About Directors Continuing in Office
•Additional Information About Directors
•Corporate Governance and Board of Directors Matters
•Information About the Executive Officers of the Company
•Section 16(a) Beneficial Ownership Reporting Compliance
Information relating to our Code of Business Conduct and Ethics and compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference. To the extent permissible under NYSE rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Investor Information—Corporate Governance” at molinahealthcare.com.
EXECUTIVE COMPENSATION
Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders in the section entitled “Executive Compensation,” and is incorporated herein by reference.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders in the sections entitled “Related Party Transactions,” and “Corporate Governance and Board of Directors Matters—Director Independence,” and is incorporated herein by reference.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders in the section entitled “Fees Paid to Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Molina Healthcare, Inc. 2020 Form 10-K | 96

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

Molina Healthcare, Inc. 2020 Form 10-K | 97

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 2021.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Zubretsky
Joseph M. Zubretsky
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 16, 2021.

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
Richard C. Zoretic
Molina Healthcare, Inc. 2020 Form 10-K | 98

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

Number	Description	Method of Filing
2.1	Stock and Asset Purchase Agreement, dated as of April 30, 2020, by and between Molina Healthcare, Inc. and Magellan Health, Inc.**	Filed as Exhibit 2.1 to registrant’s Form 8-K filed May 6, 2020
2.2	Asset Purchase Agreement, dated as of September 28, 2020, by and between Molina Healthcare, Inc. and Affinity Health Plan, Inc.**	Filed as Exhibit 2.1 to registrant’s Form 10-Q filed October 29, 2020
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002
3.2	Certificate of Amendment to Certificate of Incorporation	Filed as Appendix A to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2013
3.3	Certificate of Amendment to Certificate of Incorporation	Filed as Appendix A to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2019
3.4	Sixth Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.3 to registrant’s Form 10-K filed February 19, 2019
4.1	Indenture dated November 10, 2015, by and among Molina Healthcare, Inc., the guarantor parties thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015
4.2	Form of 5.375% Senior Notes due 2022	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015
4.3	Form of Guarantee pursuant to Indenture, dated as of November 10, 2015, by and among Molina Healthcare, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 10, 2015
4.4	First Supplemental Indenture, dated as of February 16, 2016, by and among Molina Healthcare, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed February 18, 2016
4.5	Indenture, dated as of June 2, 2020, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.1 to registrant’s Form 8-K filed June 2, 2020
4.6	Form of 4.375% Notes (included in Exhibit 4.5).	Filed as Exhibit 4.2 to registrant’s Form 8-K filed June 2, 2020 (Included in Exhibit 4.1 to registrant’s Form 8-K filed June 2, 2020)
4.7	Indenture, dated as of November 17, 2020, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 17, 2020
4.8	Form of 3.875% Notes (included in Exhibit 4.7).	Filed as Exhibit 4.2 to registrant’s Form 8-K filed November 17, 2020 (Included in Exhibit 4.1 to registrant’s Form 8-K filed November 17, 2020)
4.9	Description of Registrant’s Securities	Filed herewith
10.1	Credit Agreement, dated as of June 8, 2020, by and among Molina Healthcare, Inc., as the Borrower, Truist Bank, as Administrative Agent, Issuing Bank and Swingline Lender, and the Lenders party thereto.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 8, 2020
Molina Healthcare, Inc. 2020 Form 10-K | 99

Number	Description	Method of Filing
*10.2	Molina Healthcare, Inc. 2011 Employee Stock Purchase Plan	Filed as Exhibit 10.6 to registrant’s Form 10-K filed February 26, 2015
*10.3	Molina Healthcare, Inc. 2011 Equity Incentive Plan	Filed as Exhibit 10.8 to registrant’s Form 10-K filed February 26, 2014
*10.4	2011 Equity Incentive Plan - Form of Stock Option Agreement (Director)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed May 4, 2017
*10.5	2011 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Employee)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed May 4, 2017
*10.6	2011 Equity Incentive Plan - Form of Performance Unit Award Agreement 1 (Executive Officer)	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed May 4, 2017
*10.7	2011 Equity Incentive Plan - Form of Performance Unit Award Agreement 2 (Executive Officer)	Filed as Exhibit 10.5 to registrant’s Form 10-Q filed May 4, 2017
*10.8	2019 Employee Stock Purchase Plan	Filed as Appendix C to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2019
*10.9	Molina Healthcare, Inc. 2019 Equity Incentive Plan	Filed as Appendix B to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2019
*10.10	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed July 31, 2019
*10.11	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed July 31, 2019
*10.12	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed July 31, 2019
*10.13	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed July 31, 2019
*10.14	Molina Healthcare, Inc. Second Amended and Restated Change in Control Severance Plan	Filed herewith
*10.15	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007
*10.16	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2018)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed August 1, 2018
*10.17	Amendment No. One to the Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2018)	Filed as Exhibit 10.25 to registrant’s Form 10-K filed February 14, 2020
*10.18	Amendment No. Two to the Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2018)	Filed herewith
*10.19	Employment Agreement with Jeff Barlow dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013
*10.20	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013
*10.21	Employment Agreement, dated October 9, 2017, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed October 10, 2017
*10.22	Offer Letter, dated May 4, 2018, by and between Molina Healthcare, Inc. and Thomas L. Tran	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 24, 2018
+10.23	Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.36 to registrant’s Form 10-K filed February 19, 2019
10.24	First Amendment, dated August 1, 2019, to the Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 30, 2019
21.1	List of subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Molina Healthcare, Inc. 2020 Form 10-K | 100

Number	Description	Method of Filing
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Taxonomy Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
**	Certain portions of this agreement have been omitted in accordance with Item 601(b)(10) of Regulation S-K. A copy of any omitted portion will be furnished to the Securities and Exchange Commission upon request.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “[redacted]”.

Molina Healthcare, Inc. 2020 Form 10-K | 101