Form 10-Q
period 2021-03-31
MOLINA HEALTHCARE, INC.
filed 2021-04-29
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 23, 2021, was approximately 58,400,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2021	2020

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$6,306	$4,304
Premium tax revenue	187	150
Health insurer fees reimbursed	—	66
Investment income	9	25
Other revenue	20	4
Total revenue	6,522	4,549
Operating expenses:
Medical care costs	5,474	3,716
General and administrative expenses	473	317
Premium tax expenses	187	150
Health insurer fees	—	68
Depreciation and amortization	33	20
Other	20	4
Total operating expenses	6,187	4,275
Operating income	335	274
Other expenses, net:
Interest expense	30	21
Total other expenses, net	30	21
Income before income tax expense	305	253
Income tax expense	77	75
Net income	$228	$178

Net income per share - Basic	$3.95	$2.95
Net income per share - Diluted	$3.89	$2.92

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2021	2020

	(In millions) (Unaudited)
Net income	$228	$178
Other comprehensive loss:
Unrealized investment loss	(15)	(25)
Less: effect of income taxes	(4)	(6)
Other comprehensive loss, net of tax	(11)	(19)
Comprehensive income	$217	$159

See accompanying notes.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,431	$4,154
Investments	1,938	1,875
Receivables	1,776	1,672
Prepaid expenses and other current assets	163	175
Total current assets	8,308	7,876
Property, equipment, and capitalized software, net	378	391
Goodwill, and intangible assets, net	923	941
Restricted investments	138	136
Deferred income taxes	66	69
Other assets	137	119
Total assets	$9,950	$9,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$2,839	$2,696
Amounts due government agencies	1,718	1,253
Accounts payable, accrued liabilities and other	695	641
Deferred revenue	71	375
Total current liabilities	5,323	4,965
Long-term debt	2,128	2,127
Finance lease liabilities	223	225
Other long-term liabilities	112	119
Total liabilities	7,786	7,436
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 58 million shares at March 31, 2021, and 59 million shares at December 31, 2020	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	170	199
Accumulated other comprehensive income	26	37
Retained earnings	1,968	1,860
Total stockholders’ equity	2,164	2,096
Total liabilities and stockholders’ equity	$9,950	$9,532

See accompanying notes.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2020	59	$—	$199	$37	$1,860	$2,096
Net income	—	—	—	—	228	228
Common stock purchases	(1)	—	(2)	—	(120)	(122)
Other comprehensive loss, net	—	—	—	(11)	—	(11)
Share-based compensation	—	—	(27)	—	—	(27)
Balance at March 31, 2021	58	$—	$170	$26	$1,968	$2,164

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2019	62	$—	$175	$4	$1,781	$1,960
Net income	—	—	—	—	178	178
Common stock purchases	(3)	—	(9)	—	(437)	(446)
Termination of warrants	—	—	(30)	—	—	(30)
Other comprehensive loss, net	—	—	—	(19)	—	(19)
Share-based compensation	—	—	4	—	—	4
Balance at March 31, 2020	59	$—	$140	$(15)	$1,522	$1,647
See accompanying notes.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020

	(In millions) (Unaudited)
Operating activities:
Net income	$228	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	20
Deferred income taxes	6	14
Share-based compensation	24	12
Other, net	12	(3)
Changes in operating assets and liabilities:
Receivables	(98)	(197)
Prepaid expenses and other current assets	(15)	(229)
Medical claims and benefits payable	168	127
Amounts due government agencies	432	113
Accounts payable, accrued liabilities and other	16	254
Deferred revenue	(304)	(206)
Income taxes	66	60
Net cash provided by operating activities	568	143
Investing activities:
Purchases of investments	(388)	(578)
Proceeds from sales and maturities of investments	308	493
Purchases of property, equipment and capitalized software	(16)	(21)
Other, net	9	3
Net cash used in investing activities	(87)	(103)
Financing activities:
Common stock purchases	(128)	(453)
Common stock withheld to settle employee tax obligations	(51)	(7)
Contingent consideration liabilities settled	(20)	—
Proceeds from borrowings under term loan facility	—	380
Other, net	(8)	(45)
Net cash used in financing activities	(207)	(125)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	274	(85)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,223	2,508
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,497	$2,423

Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2021

1. Organization and Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). In the first quarter of 2021, we realigned our reportable operating segments to reflect recent changes in our internal operating and reporting structure, which is now organized by government program. These reportable segments consist of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other. For further information, refer to Note 10, “Segments.”
As of March 31, 2021, we served approximately 4.6 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled (“ABD”); and regions or service areas.
Recent Developments
Texas Acquisition—Medicaid and Medicare. On April 22, 2021, we announced a definitive agreement to acquire Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. As of December 31, 2020, Cigna served approximately 48,000 members in the Texas ABD program, also known as “STAR+PLUS,” in the Hidalgo, Tarrant and Northeast service areas, and approximately 2,000 MMP members in the Hidalgo service area, with full year 2020 premium revenue of approximately $1.0 billion. The purchase price for the transaction is approximately $60 million, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals and satisfaction of other customary closing conditions. We currently expect the transaction to close in the second half of 2021.
Ohio Procurement—Medicaid. On April 13, 2021, we announced that our Ohio health plan subsidiary was selected as an awardee in all three regions across the state pursuant to the Medicaid managed care request for award issued on September 30, 2020, by the Ohio Department of Medicaid. This new contract is expected to begin in early 2022, and will offer health care coverage to Medicaid beneficiaries through the state of Ohio’s Covered Family and Children, Expansion, and ABD programs.
New York Acquisition—Medicaid. In September 2020, we entered into a definitive agreement to acquire substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York. The net purchase price for the transaction is approximately $380 million, subject to various adjustments at closing, which we intend to fund with cash on hand. We currently expect the transaction to close in the third quarter of 2021.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the first quarter of 2021 are not necessarily indicative of the results for the entire year ending December 31, 2021.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2020. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in our December 31, 2020, audited consolidated financial statements have been omitted. These
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 7

unaudited consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2020.
Reclassifications
Consistent with the change in reportable segments described above, certain prior year disclosures in Note 7, “Medical Claims and Benefits Payable,” and Note 10, “Segments,” have been recast to conform to the current year presentation.
Certain immaterial amounts presented in the accompanying consolidated statement of cash flows for the three months ended March 31, 2020, have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include:
•The determination of medical claims and benefits payable;
•Contractual provisions that may limit revenue recognition based upon the costs incurred or the profits realized under a specific contract;
•Quality incentives that allow us to recognize incremental revenue if certain quality standards are met;
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

	March 31,
	2021	2020

	(In millions)
Cash and cash equivalents	$4,431	$2,365
Restricted cash and cash equivalents	66	58
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,497	$2,423

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
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 8

	March 31, 2021	December 31, 2020

	(In millions)
Government receivables	$1,332	$969
Pharmacy rebate receivables	200	178
Health insurer fee reimbursement receivables	54	104
Other	190	255
Magellan Complete Care acquisition opening balance	—	166
Total	$1,776	$1,672

Premium Revenue Recognition and Amounts Due Government Agencies
Premium revenue is generated from our contracts with state and federal agencies, in connection with our participation in the Medicaid, Medicare, and Marketplace programs. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. State Medicaid programs and the federal Medicare program periodically adjust premium rates.
Certain components of premium revenue are subject to accounting estimates and are described in further detail below, and in our 2020 Annual Report on Form 10-K, Note 2, “Significant Accounting Policies,” under “Contractual Provisions That May Adjust or Limit Revenue or Profit,” and “Quality Incentives.”
Contractual Provisions That May Adjust or Limit Revenue or Profit
Many of our contracts contain provisions that may adjust or limit revenue or profit, which include those provisions with significant interim period balances described in further detail below. We recognize premium revenue as it is earned under such provisions. Liabilities accrued for premiums to be returned under such provisions are reported in the aggregate as “Amounts due government agencies,” in the accompanying consolidated balance sheets. Categorized by segment, such amounts due government agencies included the following:

	March 31, 2021	December 31, 2020

	(In millions)
Medicaid:
Minimum MLR and profit sharing	$735	$513
Other	167	76
Medicare:
Risk adjustment and Part D risk sharing	75	45
Minimum MLR and profit sharing	105	62
Other	42	30
Marketplace:
Risk adjustment	520	326
Minimum MLR	47	37
Other	27	21
Magellan Complete Care acquisition opening balance	—	143
Total amounts due government agencies	$1,718	$1,253

Medicaid
Minimum MLR and Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we adjust our premium revenue in the period in which we determine that the adjustment is probable and reasonably estimable, and is based on our best estimate of the ultimate premium we expect to realize for the period being adjusted.
Beginning in 2020, through March 31, 2021, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 9

of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. In the first quarter of 2021, we recognized approximately $110 million related to such risk corridors, primarily in the Medicaid segment.
It is possible that certain states could increase the level of existing risk corridors, and other states could implement some form of retroactive risk corridors in the future. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Marketplace
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of March 31, 2021, Marketplace risk adjustment payables amounted to $520 million and related receivables amounted to $20 million, for a net payable of $500 million, of which $211 million related to 2021, and $289 million related primarily to 2020. As of December 31, 2020, Marketplace risk adjustment payables amounted to $326 million and related receivables amounted to $20 million, for a net payable of $306 million.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels. Our investments consist primarily of investment-grade debt securities with final maturities of less than 10 years, or less than 10 years average life for structured securities. Restricted investments are invested principally in cash, cash equivalents, and U.S. Treasury securities. Concentration of credit risk with respect to accounts receivable is limited because our payors consist principally of the federal government, and the local governments of the states in which our health plan subsidiaries operate.
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which generally differs from the U.S. federal statutory rate primarily because of foreign and state taxes, and nondeductible expenses such as certain compensation and other general and administrative expenses.
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
Recent Accounting Pronouncements
Various recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 10

3. Net Income per Share
The following table sets forth the calculation of net income per share:

	Three Months Ended March 31,
	2021	2020

	(In millions, except net income per share)
Numerator:
Net income	$228	$178
Denominator:
Shares outstanding at the beginning of the period	58.0	61.9
Weighted-average number of shares issued:
Stock purchases	(0.4)	(1.7)
Stock-based compensation	0.1	—
Denominator for basic net income per share	57.7	60.2
Effect of dilutive securities: (1)
Stock-based compensation	0.9	0.7
Other	—	0.1
Denominator for diluted net income per share	58.6	61.0

Net income per share - Basic (2)	$3.95	$2.95
Net income per share - Diluted (2)	$3.89	$2.92

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method.
(2)    Source data for calculations in thousands.

4. Business Combinations
On December 31, 2020, we closed on our acquisition of 100% of the outstanding equity interests of the Magellan Complete Care line of business of Magellan Health, Inc., for total purchase consideration of approximately $1,037 million. In the first quarter of 2021, we recorded various measurement period adjustments, including an increase of $6 million to “Receivables,” a decrease of $25 million to “Medical claims and benefits payable,” and an increase of $33 million to “Amounts due government agencies.” In the aggregate, we recorded a net decrease of $6 million to goodwill for these measurement period adjustments and various purchase price adjustments.
Refer to Note 10, “Segments” for further information regarding the allocation of goodwill and intangible assets, net, by reportable segment.

5. Fair Value Measurements
We generally consider the carrying amounts of current assets and current liabilities to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions used to: a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, refer to our 2020 Annual Report on Form 10-K, Note 5, “Fair Value Measurements.”
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 11

Our financial instruments measured at fair value on a recurring basis at March 31, 2021, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,188	$—	$1,188	$—
Mortgage-backed securities	429	—	429	—
Asset-backed securities	152	—	152	—
U.S. Treasury notes	97	—	97	—
Municipal securities	72	—	72	—
Total assets	$1,938	$—	$1,938	$—

Contingent consideration liabilities	$31	$—	$—	$31
Total liabilities	$31	$—	$—	$31

Our financial instruments measured at fair value on a recurring basis at December 31, 2020, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,256	$—	$1,256	$—
Mortgage-backed securities	392	—	392	—
Asset-backed securities	132	—	132	—
U.S. Treasury notes	27	—	27	—
Municipal securities	68	—	68	—
Total assets	$1,875	$—	$1,875	$—

Contingent consideration liabilities	$46	$—	$—	$46
Total liabilities	$46	$—	$—	$46

The net changes in fair value of Level 3 financial instruments are reported in “Other” operating expenses in our consolidated statements of income. In the first quarter of 2021, we recognized a loss of $8 million for the increase in the fair value of the contingent consideration liabilities described below.
Contingent Consideration Liabilities
As of March 31, 2021, our Level 3 financial instruments recorded at fair value on a recurring basis included contingent consideration liabilities of $31 million, in connection with our 2020 acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan in Kentucky. In the first quarter of 2021, the contingent purchase consideration relating to 2021 member enrollment was finalized and half the consideration due, or $23 million, was paid to the seller. We expect to pay the remaining balance of the liabilities, reported in “Accounts payable, accrued liabilities and other” in the accompanying consolidated balance sheets, later in 2021 and in the first quarter of 2022. The portion of the contingent purchase consideration paid in the first quarter 2021 has been presented primarily in “Financing activities” in the accompanying consolidated statements of cash flows, with the balance reflected in “Operating activities.”
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 12

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
4.375% Notes	$790	$822	$789	$843
5.375% Notes	697	736	697	742
3.875% Notes	641	665	641	691
Total	$2,128	$2,223	$2,127	$2,276

6. Investments
Available-for-Sale
We consider all our investments classified as current assets to be available-for-sale. The following tables summarize our investments as of the dates indicated:

	March 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,162	$27	$1	$1,188
Mortgage-backed securities	424	6	1	429
Asset-backed securities	150	2	—	152
U.S. Treasury notes	97	—	—	97
Municipal securities	71	1	—	72
Total	$1,904	$36	$2	$1,938

	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,220	$36	$—	$1,256
Mortgage-backed securities	383	10	1	392
Asset-backed securities	130	2	—	132
U.S. Treasury notes	27	—	—	27
Municipal securities	66	2	—	68
Total	$1,826	$50	$1	$1,875

Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 13

The contractual maturities of our available-for-sale investments as of March 31, 2021 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$428	$429
Due after one year through five years	948	974
Due after five years through ten years	167	169
Due after ten years	361	366
Total	$1,904	$1,938

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains were insignificant in the three months ended March 31, 2021, and amounted to $5 million in the three months ended March 31, 2020. Gross realized investment losses were insignificant in the three months ended March 31, 2021, and 2020.
We have determined that unrealized losses at March 31, 2021, and December 31, 2020, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months. No investments have been in a continuous loss position for 12 months or more as of March 31, 2021, and December 31, 2020.

	March 31, 2021			December 31, 2020
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$175	$1	78	$—	$—	—
Mortgage-backed securities	101	1	34	77	1	21
Total	$276	$2	112	$77	$1	21

Held-to-Maturity
Pursuant to the regulations governing our state health plan subsidiaries, we maintain statutory deposits and deposits required by government authorities primarily in cash, cash equivalents, and U.S. Treasury securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. The use of these funds is limited as required by regulations in the various states in which we operate, or as needed in the event of insolvency of capitated providers. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets.
We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $138 million at March 31, 2021, of which $122 million will mature in one year or less, and $16 million will mature in after one through five years.

Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 14

7. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	March 31, 2021	December 31, 2020

	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$2,008	$1,647
Pharmacy payable	217	157
Capitation payable	93	70
Other	521	528
Magellan Complete Care acquisition opening balance	—	294
Total	$2,839	$2,696

“Other” medical claims and benefits payable includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $222 million and $235 million as of March 31, 2021, and December 31, 2020, respectively.
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated, with the prior period recast to conform to the current year presentation. The amounts presented for “Components of medical care costs related to: Prior years” represent the amounts by which our original estimates of medical claims and benefits payable at the beginning of the year were more than the actual liabilities, based on information (principally the payment of claims) developed since those liabilities were first reported.

	Three Months Ended March 31, 2021
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,129	$392	$175	$2,696
Components of medical care costs related to:
Current year	4,394	738	536	5,668
Prior years	(158)	(16)	(20)	(194)
Total medical care costs	4,236	722	516	5,474
Payments for medical care costs related to:
Current year	2,790	410	313	3,513
Prior years	1,364	304	113	1,781
Total paid	4,154	714	426	5,294
Change in acquired balances	8	(33)	—	(25)
Change in non-risk and other provider payables	(11)	(1)	—	(12)
Medical claims and benefits payable, ending balance	$2,208	$366	$265	$2,839

Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 15

	Three Months Ended March 31, 2020
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$1,465	$267	$122	$1,854
Components of medical care costs related to:
Current year	2,991	543	283	3,817
Prior years	(70)	(26)	(5)	(101)
Total medical care costs	2,921	517	278	3,716
Payments for medical care costs related to:
Current year	1,786	324	164	2,274
Prior years	1,014	205	86	1,305
Total paid	2,800	529	250	3,579
Change in non-risk and other provider payables	(10)	—	—	(10)
Medical claims and benefits payable, ending balance	$1,576	$255	$150	$1,981

Our estimates of medical claims and benefits payable recorded at December 31, 2020, and 2019 developed favorably by approximately $194 million and $101 million as of March 31, 2021, and 2020, respectively.
The favorable prior period development recognized in the first quarter of 2021 was primarily due to lower than expected utilization of medical services by our Medicaid members and improved operating performance. Consequently, the ultimate costs recognized in 2021, as claims payments were processed, were lower than our original estimates in 2020.

8. Debt
All long-term debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	March 31, 2021	December 31, 2020

	(In millions)
4.375% Notes due 2028	$800	$800
5.375% Notes due 2022	700	700
3.875% Notes due 2030	650	650
Deferred debt issuance costs	(22)	(23)
Total	$2,128	$2,127

Credit Agreement
We are party to a credit agreement (“Credit Agreement”) which includes a revolving credit facility (“Credit Facility”) of $1.0 billion, among other provisions. The Credit Agreement has a term of five years, and all amounts outstanding will be due and payable on June 8, 2025. Borrowings under the Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case, the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, we are required to pay a quarterly commitment fee.
The Credit Agreement contains customary non-financial and financial covenants. As of March 31, 2021, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt. As of March 31, 2021, no amounts were outstanding under the Credit Facility.
High-Yield Senior Notes
Our high-yield senior notes are described below. Each of these notes are senior unsecured obligations of Molina Healthcare, and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare. In addition, each of the notes contain customary non-financial covenants and change of control provisions.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 16

The indentures governing the high-yield senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We had $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of March 31, 2021, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
5.375% Notes due 2022. We had $700 million aggregate principal amount of senior notes (the “5.375% Notes”) outstanding as of March 31, 2021, which are due November 15, 2022, unless earlier redeemed. Interest, at a rate of 5.375% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2030. We had $650 million aggregate principal amount of senior notes (the “3.875% Notes”) outstanding as of March 31, 2021, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15 of each year, commencing on May 15, 2021.

9. Stockholders' Equity
In September 2020, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program is funded with cash on hand and extends through December 31, 2021. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 577,000 shares for $122 million in January and February 2021 (average cost of $211.65). In the first quarter of 2021, we also paid $6 million to settle shares purchased in late December 2020.

10. Segments
In the first quarter of 2021, we realigned our reportable operating segments to reflect recent changes in our internal operating and reporting structure, which is now organized by government program. The revised reporting structure reflects the reporting and review process used by our chief executive officer (who is our chief operating decision maker) to assess performance and allocate resources, and is consistent with how we currently manage the business and view the markets we serve. These reportable segments consist of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other.
The Medicaid, Medicare, and Marketplace segments represent the government-funded or sponsored programs under which we offer managed healthcare services. The Other segment, which is insignificant to our consolidated results of operations, includes certain corporate amounts not associated with or allocated to the Medicaid, Medicare, or Marketplace segments. Additionally, the Other segment includes service revenues and service costs associated with the long-term services and supports consultative services we now provide in Wisconsin, as a result of the Magellan Complete Care acquisition on December 31, 2020.
The key metrics used to assess the performance of our Medicaid, Medicare, and Marketplace segments are premium revenue, medical margin and MCR. MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying medical margin, or the amount earned by the Medicaid, Medicare, and Marketplace segments after medical costs are deducted from premium revenue, represents the most important measure of earnings reviewed by management, and is used by our chief executive officer to review results, assess performance, and allocate resources. The key metric used to assess the performance of our Other segment is service margin. The service margin is equal to service revenue minus cost of service revenue. We do not report total assets by segment since this is not a metric used to assess segment performance or allocate resources.
For all tables presented below, the prior period disclosures have been recast to conform to the current period segment presentation.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 17

The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Total revenue:
Medicaid	$5,020	$3,517
Medicare	805	639
Marketplace	680	393
Other	17	—
Total	$6,522	$4,549

The following table presents goodwill and intangibles assets, net by segment. For the Magellan Complete Care acquisition completed on December 31, 2020, the total purchase price was preliminarily allocated to tangible and intangible assets acquired, and liabilities assumed, based on their fair values as of the acquisition date. We expect to complete the final determination of the purchase price allocation no later than December 31, 2021, which may result in adjustments to the related goodwill and intangible assets, net.

	March 31,	December 31,
	2021	2020

	(In millions)
Goodwill:
Medicaid	$372	$378
Medicare	247	247
Other	67	67
Intangibles assets, net:
Medicaid	150	157
Medicare	72	76
Other	15	16
Total	$923	$941

The following table reconciles margin by segment to consolidated income before income taxes.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Margin:
Medicaid	$604	$365
Medicare	77	117
Marketplace	151	106
Other	4	—
Total margin	836	588
Add: other operating revenues (1)	199	245
Less: other operating expenses (2)	(700)	(559)
Operating income	335	274
Other expenses, net	30	21
Income before income tax expense	$305	$253

______________________
(1)Other operating revenues include premium tax revenue, health insurer fees reimbursed, investment income, and other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, and other operating expenses.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 18

11. Commitments and Contingencies
COVID-19 Pandemic
We continue to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic, and as it evolves, we continue to process, assemble, and assess member utilization information. We believe that our cash resources, borrowing capacity available under the Credit Agreement, and cash flow generated from operations will continue to be sufficient to withstand the financial impact of the pandemic, and will enable us to continue to support our operations, regulatory requirements, debt repayment obligations, and capital expenditures for the foreseeable future.
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
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the winning bidder health plans, including Molina Healthcare of Kentucky, Inc., Civil Action No. 20-CI-00719. On October 23, 2020, the court issued a temporary injunction directing that open enrollment for 2021 proceed with six health plans, including both Molina Healthcare and Anthem. The new Medicaid contracts commenced on January 1, 2021. On March 2, 2021, the court heard oral argument on multiple motions for partial summary judgment filed by all parties in the consolidated action. On April 28, 2021, the court issued its Opinion and Order. Under the Order, the court granted Molina’s motion for partial summary judgment, upheld the validity of the RFP award to Molina, and also upheld the validity of Molina’s acquisition of the assets of Passport in September 2020. Due to various perceived scoring irregularities, however, the court ordered a new RFP, with the status quo of six health plans to continue in the interim. This matter remains subject to potential additional legal proceedings, and no assurances can be given regarding the ultimate outcome. Under the court’s April 28, 2021 Order, Molina Healthcare of Kentucky will continue to operate for the foreseeable future under its current Medicaid contract and provide care to Kentucky Medicaid members.

Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “guidance,” “future,” “anticipates,” “believes,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our 2020 Annual Report on Form 10-K, including without limitation the following:
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
•the success of our efforts to retain existing or awarded government contracts, and the success of any bid submissions in response to requests for proposal, including our contracts in California and Texas;
•subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including changes to estimated amounts payable or receivable related to Marketplace risk adjustment;
•our ability to consummate, integrate, and realize benefits from acquisitions, including the completed acquisitions of Magellan Complete Care and Passport, and announced acquisitions of Affinity and of the Medicaid assets of Cigna in Texas;
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
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 20

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
•the success and renewal of our Medicare-Medicaid Plan (“MMP”) programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas;
•the accurate estimation of incurred but not reported or paid medical costs across our health plans;
•efforts by states to recoup previously paid and recognized premium amounts;
•changes in our annual effective tax rate, due to federal and/or state legislation, or changes in our mix of earnings and other factors;
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
Readers should refer to the section entitled “Risk Factors” in our 2020 Annual Report on Form 10-K, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
This Quarterly Report on Form 10-Q and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our 2020 Annual Report on Form 10-K.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 21

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Through our locally operated health plans, we served approximately 4.6 million members as of March 31, 2021.
FIRST QUARTER 2021 HIGHLIGHTS
We reported net income per diluted share of $3.89 for the first quarter of 2021, with net income of $228 million, which included the following:
•Membership increase of 1.2 million, or 35%, compared with March 31, 2020.
•Premium revenue of $6.3 billion, which increased 47% compared with the first quarter of 2020, reflecting increased membership consistent with our expectations in Medicaid and Medicare, and exceeding our expectations in Marketplace;
•Consolidated medical care ratio (“MCR”) of 86.8%, which increased compared with 86.3% for the first quarter of 2020, but demonstrated strong fundamentals of cost management, particularly in light of the various pressure points caused by the COVID-19 pandemic, and was consistent with our expectations;
•General and administrative expense (“G&A”) ratio of 7.3%, which increased compared with 7.0% in the first quarter of 2020, but was consistent with our expectations; and
•After-tax margin of 3.5%.
We note the following factors impacting first quarter of 2021 financial results:
•The net effect of COVID had a negligible impact on the first quarter of 2021, as the COVID-related utilization curtailment was offset by the states’ COVID-related risk corridors and direct COVID medical costs;
•While the net effect of COVID was in-line with our expectations and net negligible to the quarter in total, the impacts were varied by segment; and
•We experienced higher than expected membership increases in Marketplace, due to strong open enrollment. This improvement resulted from several factors, including strong product design and competitive pricing, better than expected natural attrition rates, and the extended open enrollment period, as described in further detail below in “Trends and Uncertainties.”

Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 22

CONSOLIDATED FINANCIAL SUMMARY

	Three Months Ended March 31,
	2021	2020

	(In millions, except per-share amounts)
Premium revenue	$6,306	$4,304
Less: medical care costs	5,474	3,716
Medical margin	832	588
MCR (1)	86.8%	86.3%

Other revenues:
Premium tax revenue	187	150
Health insurer fees reimbursed	—	66
Investment income	9	25
Other revenue	20	4

General and administrative expenses	473	317
G&A ratio (2)	7.3%	7.0%

Premium tax expenses	187	150
Health insurer fees	—	68
Depreciation and amortization	33	20
Other	20	4
Operating income	335	274
Interest expense	30	21
Income before income tax expense	305	253
Income tax expense	77	75
Net income	$228	$178

Net income per share - Diluted	$3.89	$2.92

Diluted weighted average shares outstanding	58.6	61.0

Other Key Statistics
Ending membership	4.6	3.4
Effective income tax rate	25.2%	29.8%
After-tax margin (3)	3.5%	3.9%

________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the first quarter of 2021 amounted to $228 million, or $3.89 per diluted share, compared with $178 million, or $2.92 per diluted share, in the first quarter of 2020. Operating income of $335 million in the first quarter of 2021, was higher compared with $274 million in the first quarter of 2020.
The improvement in operating income was mainly due to membership growth and higher premium revenues in Medicaid and Marketplace, partially offset by increases in the Medicare and Marketplace MCRs.
Net income per share in the first quarter of 2021 was favorably impacted by the reduction in common shares outstanding as a result of our share repurchases in late 2020 and early 2021. See further discussion in “Liquidity and Financial Condition,” below.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 23

PREMIUM REVENUE
Premium revenue increased $2 billion in the first quarter of 2021, when compared with the first quarter of 2020.
In the first quarter of 2021, membership increased by 1.2 million compared with the first quarter of 2020, which mainly reflected increases in the Medicaid and Marketplace segments and included the impact from the Magellan Complete Care and other acquisitions that closed in the second half of 2020. The increase in premium revenue was net of COVID-related risk corridors that have been enacted in several states beginning in the second quarter of 2020.
MEDICAL CARE RATIO
The consolidated MCR in the first quarter of 2021 was 86.8%, compared with 86.3% in the first quarter of 2020. Our overall medical margin performance and MCR were consistent with expectations. The net effect of COVID had a negligible impact on the first quarter of 2021; however, the impacts were varied by segment. The Medicaid MCR benefited from lower utilization due to modest COVID-related curtailment, severe winter weather in several states, and the absence of a typical flu season, which was mostly offset by COVID-related risk corridors enacted in several states. The Medicare and Marketplace MCRs both increased compared with the first quarter of 2020, as both segments experienced a disproportionately negative impact from the net effect of COVID.
The prior year reserve development in the first quarter of 2021 was modestly favorable, but its impact on earnings was absorbed by the COVID-related risk corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.9% and 3.4% for the first quarter of 2021 and 2020, respectively. The current year ratio decrease was mainly due to changes in business mix resulting from the Magellan Complete Care and other acquisitions closed in the second half of 2020.
INVESTMENT INCOME
Investment income decreased to $9 million in the first quarter of 2021, compared with $25 million in the first quarter of 2020, due to the continued low interest rate environment and a temporarily higher allocation in shorter-term invested assets during the COVID-19 pandemic, which has been rescinded effective for the second quarter of 2021.
OTHER REVENUE
Other revenue increased to $20 million in the first quarter of 2021, compared with $4 million in the first quarter of 2020. Beginning in the first quarter of 2021, other revenue includes service revenue associated with the long-term services and supports consultative services we now provide in Wisconsin, as a result of our Magellan Complete Care acquisition. Such service revenue amounted to $17 million in the first quarter of 2021.
G&A EXPENSES
The G&A expense ratio increased to 7.3% in the first quarter of 2021, compared with 7.0% in the first quarter of 2020, mainly reflecting integration and other costs associated with the Magellan Complete Care and other acquisitions closed in the second half of 2020.
HEALTH INSURER FEES (“HIF”)
There were no HIF fees incurred or reimbursed in 2021, because the HIF was repealed effective for years after 2020.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased to $33 million in the first quarter of 2021, compared with $20 million in the first quarter of 2020, due primarily to amortization associated with acquisitions completed in the second half of 2020. Refer to Notes to Consolidated Financial Statements, Note 10, “Segments,” for further information.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 24

OTHER OPERATING EXPENSES
Other operating expenses increased to $20 million in the first quarter of 2021, compared with $4 million in the first quarter of 2020. Beginning in the first quarter of 2021, other operating expenses included service costs associated with the long-term services and supports consultative services we now provide in Wisconsin, as noted above. Such service costs amounted to $13 million in the first quarter of 2021.
INTEREST EXPENSE
Interest expense increased to $30 million in the first quarter of 2021, compared with $21 million in the first quarter of 2020, mainly due to the issuance of $650 million principal amount of 3.875% Notes issued in the fourth quarter of 2020. See further details of our financing transactions in Notes to Consolidated Financial Statements, Note 8, “Debt,” and below in “Liquidity and Financial Condition.”
INCOME TAXES
Income tax expense amounted to $77 million in the first quarter of 2021, or 25.2% of pretax income, compared with income tax expense of $75 million, or 29.8% of pretax income in the first quarter of 2020. The effective tax rate was lower in 2021 mainly because the nondeductible HIF was repealed for years after 2020.

TRENDS AND UNCERTAINTIES
COVID-19 PANDEMIC
As the COVID-19 pandemic continues to evolve, its ongoing impact to our business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. Specific trends and uncertainties related to our Medicaid, Medicare, and Marketplace segments follow.
Federal Economic Stabilization and Other Programs
In addition to various programs enacted in 2020 and described in our 2020 Annual Report on Form 10-K, the $1.9 trillion American Rescue Plan Act of 2021 was enacted on March 11, 2021. This legislation includes several components to assist in COVID-19 vaccine testing and deployment, as well as provisions relating to the opening of schools; direct immediate relief to working families; and additional support for communities struggling the most in the wake of the pandemic. Among its specific provisions:
•$350 billion in state and local funding;
•Funding for Medicaid and CHIP COVID-19 vaccines and treatment to be matched at 100% of the federal medical assistance percentage (“FMAP”);
•Incentives for states that have not expanded Medicaid to do so;
•State flexibility to extend Medicaid eligibility to women for 12 months postpartum;
•A temporary 10% FMAP increase for states to improve Medicaid home- and community-based services for one year; and
•An increase to the ACA Marketplace premium subsidies for 2021 and 2022.
In addition, the Biden Administration has extended the COVID-19 related Public Health Emergency Declaration (“PHE”). The Biden Administration has indicated the PHE will likely remain in place throughout 2021, and that states will receive 60 days’ notice before the end of the PHE to prepare for the end of emergency authorities and the resumption of pre-PHE rules. This extension of the PHE will continue the suspension in state Medicaid eligibility redeterminations.
Also, President Biden’s January 2021 executive order providing for a three-month Marketplace special enrollment period from February 15, 2021, to May 15, 2021, was extended through August 15, 2021.
Due to the uncertainty as to the duration and breadth of the pandemic, we are unable to reasonably estimate the ultimate impact of the economic stabilization and other programs to our business, financial condition, and operating results.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 25

Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we have added nearly 500,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, through the end of the third quarter of 2021. We estimate that for each month the PHE is extended, it could increase our full-year revenue estimate by $150 million.
Marketplace revenue growth is now expected to be over 50% in 2021, and we expect to end 2021 with slightly more than 500,000 members.
The current rate environment is stable and rational. We continue to believe that the risk-sharing corridors previously introduced are related to the declared PHE and will likely be eliminated as the COVID pandemic subsides. However, the risk corridors continue to contribute an added level of variability to our results of operations. In the first quarter of 2021, we recognized approximately $110 million for the impact of risk corridors enacted in several states beginning in the second quarter of 2020, in response to the lower utilization of medical services resulting from COVID-19.
It is possible that certain states could increase the level of existing risk corridors, and other states could implement some form of retroactive risk corridors in the future. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Medical Care Costs
We expect continued uncertainty regarding utilization trends as the pandemic continues. The speed and extent to which utilization rebounds will be greatly impacted by the economy and consumer behavior, provider capacity, and the potential resurgence of COVID-19 infection rates. We believe that some portion of the utilization curtailment experienced in the first quarter of 2021 is likely the result of service deferrals, and so these services will likely be provided to members over the remainder of the year.
Capital and Financial Resources
We continue to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic, and as it evolves, we continue to process, assemble, and assess member utilization information. We believe that our cash resources, borrowing capacity available under the Credit Agreement, and cash flow generated from operations will continue to be sufficient to withstand the financial impact of the pandemic, and will enable us to continue to support our operations, regulatory requirements, debt repayment obligations, and capital expenditures for the foreseeable future. Refer to “Liquidity and Financial Condition” below for further discussion of our capital and financial resources.
AFFORDABLE CARE ACT
In December 2018, in a case brought by the state of Texas and nineteen other states, a federal judge in Texas held that the individual mandate of the ACA is unconstitutional. He further held that since the individual mandate is inseverable from the entire body of the ACA, the entire ACA is unconstitutional. The effect of his ruling was stayed pending the appeal of the ruling to the Fifth Circuit Court of Appeals. In December 2019, a three-judge panel of the Fifth Circuit Court of Appeal, in a two to one decision, affirmed the District Court’s ruling that the individual mandate is unconstitutional, but remanded the case back to the District Court for further consideration of the severability issue. The intervenor defendant states led by California subsequently appealed the case to the U.S. Supreme Court, which heard oral arguments in the case on November 10, 2020. The Supreme Court’s decision is expected by June 2021. If the Supreme Court were to rule that the individual mandate is unconstitutional, and that the individual mandate is not severable from the balance of the ACA, or that the entirety of the ACA is unconstitutional, that ruling could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
As of March 31, 2021, we served a significant number of members enrolled in programs created by the ACA, including approximately 990,000 Medicaid Expansion members and 620,000 Marketplace members. In the first quarter of 2021, premium revenue associated with these members amounted to $2.1 billion, and contributed medical margin of $374 million.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 26

OTHER RECENT DEVELOPMENTS
Texas Acquisition—Medicaid and Medicare. On April 22, 2021, we announced a definitive agreement to acquire Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. As of December 31, 2020, Cigna served approximately 48,000 members in the Texas ABD program, also known as “STAR+PLUS,” in the Hidalgo, Tarrant and Northeast service areas, and approximately 2,000 MMP members in the Hidalgo service area, with full year 2020 premium revenue of approximately $1.0 billion. The purchase price for the transaction is approximately $60 million, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals and satisfaction of other customary closing conditions. We currently expect the transaction to close in the second half of 2021.
Ohio Procurement—Medicaid. On April 13, 2021, we announced that our Ohio health plan subsidiary was selected as an awardee in all three regions across the state pursuant to the Medicaid managed care request for award issued on September 30, 2020, by the Ohio Department of Medicaid. This new contract is expected to begin in early 2022, and will offer health care coverage to Medicaid beneficiaries through the state of Ohio’s Covered Family and Children, Expansion, and ABD programs.
For a discussion of additional segment trends, uncertainties and other developments, refer to our 2020 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”

REPORTABLE SEGMENTS
As of March 31, 2021, we served approximately 4.6 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
In the first quarter of 2021, we realigned our reportable operating segments to reflect recent changes in our internal operating and reporting structure, which is now organized by government program. These reportable segments consist of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other.
The Medicaid, Medicare, and Marketplace segments represent the government-funded or sponsored programs under which we offer managed healthcare services. The Other segment, which is insignificant to our consolidated results of operations, includes certain corporate amounts not associated with or allocated to the Medicaid, Medicare, or Marketplace segments. Additionally, the Other segment includes service revenues and service costs associated with the long-term services and supports consultative services we now provide in Wisconsin, as a result of the Magellan Complete Care acquisition on December 31, 2020.
HOW WE ASSESS PERFORMANCE
We derive our revenues primarily from health insurance premiums. Our primary customers are state Medicaid agencies and the federal government.
The key metrics used to assess the performance of our Medicaid, Medicare, and Marketplace segments are premium revenue, medical margin and MCR. MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying medical margin, or the amount earned by the Medicaid, Medicare, and Marketplace segments after medical costs are deducted from premium revenue, represents the most important measure of earnings reviewed by management, and is used by our chief executive officer to review results, assess performance, and allocate resources. The key metric used to assess the performance of our Other segment is service margin. The service margin is equal to service revenue minus cost of service revenue.
Management’s discussion and analysis of the change in medical margin is discussed below under “Segment Financial Performance.” For more information, see Notes to Consolidated Financial Statements, Note 10, “Segments.”
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 27

SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	March 31,	December 31,	March 31,
	2021 (1)	2020	2020
Medicaid	3,859,000	3,599,000	2,970,000
Medicare	126,000	115,000	105,000
Marketplace	620,000	318,000	329,000
Total	4,605,000	4,032,000	3,404,000

____________________
(1)Approximately 200,000 members, from the Magellan Complete Care acquisition that closed on December 31, 2020, are included in the totals as of March 31, 2021, but not in prior periods.

SEGMENT FINANCIAL PERFORMANCE
The following table summarizes premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2021			2020
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$4,840	$604	87.5%	$3,286	$365	88.9%
Medicare	799	77	90.3	634	117	81.7
Marketplace	667	151	77.3	384	106	72.3
Total	$6,306	$832	86.8%	$4,304	$588	86.3%

Medicaid
Medicaid premium revenue increased $1,554 million in the first quarter of 2021, when compared with the first quarter of 2020. The increase was mainly due to membership growth and the impact from the Magellan Complete Care and other acquisitions closed in the second half of 2020. Excluding the acquisitions, the membership growth was across several states and was mainly driven by the extension of the PHE period and the associated suspension of membership redeterminations due to COVID-19. The overall increase was partially offset by state risk corridors stemming from COVID-19.
As described above in “Trends and Uncertainties,” we recognized approximately $110 million in the first quarter of 2021, for the impact of risk corridors enacted in several states beginning in the second quarter of 2020, in response to the lower utilization of medical services resulting from COVID-19.
The medical margin in our Medicaid program increased $239 million, or 65%, in the first quarter of 2021 when compared with the first quarter of 2020. The increase was driven by increased premium revenues and margin associated with the membership growth discussed above, and from a reduction in the MCR.
The total Medicaid MCR decreased to 87.5% in the first quarter of 2021, from 88.9% in the first quarter of 2020, or 140 basis points. The improvement was mainly attributable to lower than expected utilization, resulting from the combined effects of a modest level of COVID-related utilization curtailment, severe winter weather in several states, and the absence of a typical flu season. Performance in utilization management and payment integrity also favorably impacted the MCR. The improvement was partially offset by the impact of the various COVID-related risk corridors enacted by several states, as discussed above.
Medicare
Medicare premium revenue increased $165 million in the first quarter of 2021, primarily due to the impact from the Magellan Complete Care acquisition, including higher membership and higher premium revenue PMPM. The increase was partially offset by risk corridors, mainly in MMP, enacted in response to the lower utilization of medical services stemming from COVID-19.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 28

The medical margin for Medicare decreased $40 million, in the first quarter of 2021, when compared with the first quarter of 2020, mainly due to an increase in the MCR, partially offset by the increase in revenues.
The Medicare MCR increased to 90.3% in the first quarter of 2021, from 81.7% in the first quarter of 2020, or 860 basis points. The increase was primarily driven by higher direct COVID medical costs, and risk scores that do not fully reflect the acuity of our membership.
Marketplace
Marketplace premium revenue increased $283 million in the first quarter of 2021, mainly due to increased membership, partially offset by a decrease in premium revenue PMPM. Our Marketplace membership as of March 31, 2021, amounted to 620,000 members, representing growth of 302,000 members sequentially, and substantially exceeding our previous beginning of the year expectation of approximately 500,000 members. This improvement resulted from several factors, including strong product design and competitive pricing, better than expected natural attrition rates, and the extended open enrollment period. The decrease in premium revenue PMPM was mainly driven by changes in business mix, with an increase of members in the bronze metal tier.
The Marketplace medical margin increased $45 million in the first quarter of 2021, when compared with the first quarter of 2020, primarily due to the increase in membership and premiums, partially offset by an increase in the MCR compared to 2020.
The Marketplace MCR increased to 77.3% in the first quarter of 2021, from 72.3% in the first quarter of 2020, or 500 basis points. The increase resulted from higher direct COVID medical costs, as the COVID infection rate resurged in many of our Marketplace geographies.
Other
The Other segment includes service revenues and costs associated with the long-term services and supports consultative services we now provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations in the first quarters of 2021 and 2020, respectively.

LIQUIDITY AND FINANCIAL CONDITION
LIQUIDITY
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
We maintain liquidity at two levels: 1) the regulated health plan subsidiaries; and 2) the parent company. Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity. In the first quarter of 2021, we did not experience noticeable delays of, or changes in, the timing and level of premium receipts as a result of the COVID-19 pandemic, but there can be no assurances that we will not experience such delays in the future. See further discussion below in “Future Sources and Uses of Liquidity—Future Uses—Potential Impact of COVID-19 Pandemic.”
A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the first quarter of 2021, the parent received $74 million in dividends from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
The parent company may also contribute capital to the regulated health plan subsidiaries to satisfy minimum statutory net worth requirements, including funding for newer health plans with growing enrollment. In the first quarter of 2021, the parent contributed capital of $52 million to the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $436 million and $644 million as of March 31, 2021, and December 31, 2020, respectively. The decrease as of March 31, 2021, was mainly due to our share repurchase program. In the first quarter of 2021, we purchased an aggregate of approximately 577,000 shares for $122 million, at an average cost of $211.65 per share.
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 29

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
Cash Flow Activities
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2021	2020	Change

	(In millions)
Net cash provided by operating activities	$568	$143	$425
Net cash used in investing activities	(87)	(103)	16
Net cash used in financing activities	(207)	(125)	(82)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$274	$(85)	$359

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
Net cash provided by operations for the first quarter of 2021 was $568 million, compared with $143 million in the first quarter of 2020. The $425 million increase in cash flow was due to the growth in operations and the net impact of timing differences in government receivables and payables.
Investing Activities
Net cash used in investing activities was $87 million in the first quarter of 2021, compared with $103 million in the first quarter of 2020, an increase in cash flow of $16 million. This increase was primarily due to decreased purchases of investments in the first quarter of 2021.
Financing Activities
Net cash used in financing activities was $207 million in the first quarter of 2021, compared with $125 million in the first quarter of 2020, a decrease in cash flow of $82 million. In the first quarter of 2021, financing cash outflows included common stock purchases of $128 million, $51 million for common stock withheld to settle employee tax obligations, and $20 million paid to settle contingent consideration liabilities relating to our Kentucky Passport acquisition in 2020. In the first quarter of 2020, net cash paid for the common stock purchases amounted to $453 million, partially offset by proceeds of $380 million borrowed under the term loan facility.

Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 30

FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under the Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at March 31, 2021, our working capital was $3.0 billion, compared with $2.9 billion at December 31, 2020. At March 31, 2021, our cash and investments amounted to $6.5 billion, compared with $6.2 billion at December 31, 2020.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $1.7 billion at March 31, 2021, compared with $1.5 billion at December 31, 2020. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of March 31, 2021, was approximately $30 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of March 31, 2021, management believes that its regulated wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
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
In addition, the indentures governing each of our outstanding high-yield senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of March 31, 2021, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.

FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Potential Impact of COVID-19 Pandemic. Excluding acquisitions and our exit from Puerto Rico, we have added nearly 500,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, through the end of the third quarter of 2021. We estimate that for each month the PHE is extended, it could increase our full-year revenue estimate by $150 million.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. As a result of the COVID-19 pandemic, state regulators could
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 31

restrict the ability of our regulated health plan subsidiaries to pay dividends to the parent company, which would reduce the liquidity of the parent company.
Credit Agreement Borrowing Capacity. As of March 31, 2021, we had available borrowing capacity of $1.0 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as our consolidated net leverage ratio is not greater than a defined maximum. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In September 2020, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program is funded with cash on hand and extends through December 31, 2021. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of April 29, 2021, approximately $219 million remained available to purchase our common stock under this program through December 31, 2021.
Acquisitions. On April 22, 2021, we announced a definitive agreement to acquire Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. As of December 31, 2020, Cigna served approximately 48,000 members in the Texas ABD program, also known as “STAR+PLUS,” in the Hidalgo, Tarrant and Northeast service areas, and approximately 2,000 MMP members in the Hidalgo service area, with full year 2020 premium revenue of approximately $1.0 billion. The purchase price for the transaction is approximately $60 million, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals and satisfaction of other customary closing conditions. We currently expect the transaction to close in the second half of 2021.
In September 2020, we entered into a definitive agreement to acquire substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York. The net purchase price for the transaction is approximately $380 million, subject to various adjustments at closing, which we intend to fund with cash on hand. We currently expect the transaction to close in the third quarter of 2021.
In connection with the acquisition of certain assets of Passport Health Plan, Inc. in 2020, in the first quarter of 2021, the contingent purchase consideration relating to 2021 member enrollment was finalized and half the consideration due, or $23 million, was paid to the seller. We expect to pay the remaining balance of the liabilities, reported in “Accounts payable, accrued liabilities and other” in the accompanying consolidated balance sheets, later in 2021 and in the first quarter of 2022.
Outcome of ACA Constitutionality Court Case. As described above in “Trends and Uncertainties,” the Supreme Court’s decision is expected by June 2021. If the Supreme Court were to rule that the individual mandate is unconstitutional, and that the individual mandate is not severable from the balance of the ACA, or that the entirety of the ACA is unconstitutional, that ruling could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Potential Impact of COVID-19 Pandemic. As described above in “Trends and Uncertainties,” we have been subject to Medicaid risk corridors as a result of the pandemic. Beginning in 2020, through March 31, 2021, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. In the first quarter of 2021, we recognized approximately $110 million related to such risk corridors, primarily in the Medicaid segment.
It is possible that certain states could increase the level of existing risk corridors, and other states could implement some form of retroactive risk corridors in the future. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Regulatory Capital Requirements and Dividend Restrictions. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.

Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 32

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2020, was disclosed in our 2020 Annual Report on Form 10-K.
There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the first quarter of 2021.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the first quarter of 2021 there have been no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2020 Annual Report on Form 10-K.
•Contractual provisions that may adjust or limit revenue or profit. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Quality incentives. In the first quarter of 2021, there have been no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2020 Annual Report on Form 10-K.
•Business combinations, goodwill, and intangible assets, net. In the first quarter of 2021, we realigned our reportable operating segments to reflect recent changes in our internal operating and reporting structure, which is now organized by government program. The revised reporting structure reflects the reporting and review process used by our chief executive officer (who is our chief operating decision maker) to assess performance and allocate resources, and is consistent with how we currently manage the business and view the markets we serve. These reportable segments consist of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other. Such reportable operating segments also now constitute our reporting units in the annual assessment of goodwill impairment. Refer to Notes to Consolidated Financial Statements, Note 10, “Segments,” for a presentation of goodwill, and intangibles assets, net, by reportable segment, and “Critical Accounting Estimates,” in our 2020 Annual Report on Form 10-K, for further information.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2021, the fair value of our fixed income investments would decrease by approximately $44 million. Declines in interest rates over time will reduce our investment income.
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

Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 33

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
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 11, “Commitments and Contingencies.”

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision with respect to our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the caption “Risk Factors,” in our 2020 Annual Report on Form 10‑K. The risk factors described in our 2020 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, results of operations, or stock price.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf during the first quarter of 2021, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	1,000	$243.08	191,000	$299,000,000
February 1 - February 28	—	$—	386,000	$219,000,000
March 1 - March 31	227,000	$222.24	—	$219,000,000
Total	228,000	$222.32	577,000

_______________________
(1)During the first quarter of 2021, we withheld approximately 228,000 shares of common stock, to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)For further information on our stock repurchase program, refer to Note 9, “Stockholders' Equity.”
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 34

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

Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	April 29, 2021	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 29, 2021	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. March 31, 2021 Form 10-Q | 36