Form 10-Q
period 2021-06-30
MOLINA HEALTHCARE, INC.
filed 2021-07-29
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 23, 2021, was approximately 58,400,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$6,583	$4,372	$12,889	$8,676
Premium tax revenue	185	157	372	307
Health insurer fees reimbursed	—	71	—	137
Investment income	10	13	19	38
Other revenue	22	5	42	9
Total revenue	6,800	4,618	13,322	9,167
Operating expenses:
Medical care costs	5,819	3,598	11,293	7,314
General and administrative expenses	484	345	957	662
Premium tax expenses	185	157	372	307
Health insurer fees	—	71	—	139
Depreciation and amortization	31	21	64	41
Other	8	2	28	6
Total operating expenses	6,527	4,194	12,714	8,469
Operating income	273	424	608	698
Other expenses, net:
Interest expense	30	24	60	45
Other expense, net	—	5	—	5
Total other expenses, net	30	29	60	50
Income before income tax expense	243	395	548	648
Income tax expense	58	119	135	194
Net income	$185	$276	$413	$454

Net income per share - Basic	$3.20	$4.72	$7.14	$7.65
Net income per share - Diluted	$3.16	$4.65	$7.05	$7.54

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions) (Unaudited)
Net income	$185	$276	$413	$454
Other comprehensive income (loss):
Unrealized investment income (loss)	1	62	(14)	37
Less: effect of income taxes	1	15	(3)	9
Other comprehensive income (loss), net of tax	—	47	(11)	28
Comprehensive income	$185	$323	$402	$482

See accompanying notes.
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,608	$4,154
Investments	2,241	1,875
Receivables	1,857	1,672
Prepaid expenses and other current assets	168	175
Total current assets	8,874	7,876
Property, equipment, and capitalized software, net	383	391
Goodwill, and intangible assets, net	929	941
Restricted investments	145	136
Deferred income taxes	65	69
Other assets	134	119
Total assets	$10,530	$9,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$2,942	$2,696
Amounts due government agencies	2,072	1,253
Accounts payable, accrued liabilities and other	651	641
Deferred revenue	42	375
Total current liabilities	5,707	4,965
Long-term debt	2,129	2,127
Finance lease liabilities	223	225
Other long-term liabilities	101	119
Total liabilities	8,160	7,436
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 58 million shares at June 30, 2021, and 59 million shares at December 31, 2020	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	191	199
Accumulated other comprehensive income	26	37
Retained earnings	2,153	1,860
Total stockholders’ equity	2,370	2,096
Total liabilities and stockholders’ equity	$10,530	$9,532

See accompanying notes.
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2020	59	$—	$199	$37	$1,860	$2,096
Net income	—	—	—	—	228	228
Common stock purchases	(1)	—	(2)	—	(120)	(122)
Other comprehensive loss, net	—	—	—	(11)	—	(11)
Share-based compensation	—	—	(27)	—	—	(27)
Balance at March 31, 2021	58	—	170	26	1,968	2,164
Net income	—	—	—	—	185	185
Share-based compensation	—	—	21	—	—	21
Balance at June 30, 2021	58	$—	$191	$26	$2,153	$2,370

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2019	62	$—	$175	$4	$1,781	$1,960
Net income	—	—	—	—	178	178
Common stock purchases	(3)	—	(9)	—	(437)	(446)
Termination of warrants	—	—	(30)	—	—	(30)
Other comprehensive loss, net	—	—	—	(19)	—	(19)
Share-based compensation	—	—	4	—	—	4
Balance at March 31, 2020	59	—	140	(15)	1,522	1,647
Net income	—	—	—	—	276	276
Other comprehensive income, net	—	—	—	47	—	47
Share-based compensation	—	—	26	—	—	26
Balance at June 30, 2020	59	$—	$166	$32	$1,798	$1,996
See accompanying notes.
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020

	(In millions) (Unaudited)
Operating activities:
Net income	$413	$454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64	41
Deferred income taxes	7	6
Share-based compensation	35	28
Loss on debt repayment	—	5
Other, net	10	(1)
Changes in operating assets and liabilities:
Receivables	(192)	(174)
Prepaid expenses and other current assets	(6)	(157)
Medical claims and benefits payable	272	106
Amounts due government agencies	792	201
Accounts payable, accrued liabilities and other	(15)	259
Deferred revenue	(333)	(195)
Income taxes	14	184
Net cash provided by operating activities	1,061	757
Investing activities:
Purchases of investments	(1,006)	(670)
Proceeds from sales and maturities of investments	622	750
Purchases of property, equipment and capitalized software	(29)	(45)
Other, net	5	3
Net cash (used in) provided by investing activities	(408)	38
Financing activities:
Common stock purchases	(128)	(453)
Common stock withheld to settle employee tax obligations	(52)	(8)
Contingent consideration liabilities settled	(20)	—
Proceeds from senior notes offering, net of issuance costs	—	789
Repayment of term loan facility	—	(600)
Proceeds from borrowings under term loan facility	—	380
Other, net	—	(45)
Net cash (used in) provided by financing activities	(200)	63
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	453	858
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,223	2,508
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,676	$3,366

Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2021

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
As of June 30, 2021, we served approximately 4.7 million members eligible for government-sponsored healthcare programs, located across 18 states.
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
Recent Developments
California Procurement—Medicaid. The state currently expects a final RFP to be released at the end of 2021.
Texas Acquisition—Medicaid and Medicare. On April 22, 2021, we announced a definitive agreement to acquire Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. As of December 31, 2020, Cigna served approximately 48,000 members in the Texas ABD program, also known as “STAR+PLUS,” in the Hidalgo, Tarrant and Northeast service areas, and approximately 2,000 MMP members in the Hidalgo service area, with full year 2020 premium revenue of approximately $1.0 billion. The purchase price for the transaction is approximately $60 million, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals and satisfaction of other customary closing conditions. We currently expect the transaction to close in January 2022.
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
New York Acquisition—Medicaid. In September 2020, we entered into a definitive agreement to acquire substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York. The net purchase price for the transaction is approximately $380 million, subject to various adjustments at closing, which we intend to fund with cash on hand. We currently expect the transaction to close in the fourth quarter of 2021.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results for the entire year ending December 31, 2021.
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
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 7

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
Certain immaterial amounts presented in the accompanying consolidated statement of cash flows for the six months ended June 30, 2020, have been reclassified to conform to the current year presentation.
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

	June 30,
	2021	2020

	(In millions)
Cash and cash equivalents	$4,608	$3,303
Restricted cash and cash equivalents	68	63
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,676	$3,366

Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 8

Receivables
Receivables consist primarily of premium amounts due from government agencies, which are subject to potential retroactive adjustments. Because substantially all our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.

	June 30, 2021	December 31, 2020

	(In millions)
Government receivables	$1,388	$969
Pharmacy rebate receivables	216	178
Health insurer fee reimbursement receivables	24	104
Other	229	255
Magellan Complete Care acquisition opening balance	—	166
Total	$1,857	$1,672

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

	June 30, 2021	December 31, 2020

	(In millions)
Medicaid:
Minimum MLR and profit sharing	$774	$513
Other	208	76
Medicare:
Risk adjustment and Part D risk sharing	88	45
Minimum MLR and profit sharing	136	62
Other	33	30
Marketplace:
Risk adjustment	719	326
Minimum MLR	52	37
Other	62	21
Magellan Complete Care acquisition opening balance	—	143
Total amounts due government agencies	$2,072	$1,253

Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 9

Medicaid
Minimum MLR and Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we adjust our premium revenue in the period in which we determine that the adjustment is probable and reasonably estimable, and is based on our best estimate of the ultimate premium we expect to realize for the period being adjusted.
Beginning in 2020, through June 30, 2021, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. For the three and six months ended June 30, 2021, we recognized approximately $56 million and $166 million, respectively, related to such risk corridors, primarily in the Medicaid segment.
It is possible that certain states could increase the level of existing risk corridors, and other states could implement some form of risk corridors in the future. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Marketplace
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of June 30, 2021, Marketplace risk adjustment payables amounted to $719 million and related receivables amounted to $40 million, for a net payable of $679 million, of which $414 million related to 2021, and $265 million related primarily to 2020. As of December 31, 2020, Marketplace risk adjustment payables amounted to $326 million and related receivables amounted to $20 million, for a net payable of $306 million.
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
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 10

have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income per Share
The following table sets forth the calculation of net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions, except net income per share)
Numerator:
Net income	$185	$276	$413	$454
Denominator:
Shares outstanding at the beginning of the period	57.7	58.6	58.0	61.9
Weighted-average number of shares issued:
Stock purchases	—	—	(0.5)	(2.5)
Stock-based compensation	—	—	0.2	—
Denominator for basic net income per share	57.7	58.6	57.7	59.4
Effect of dilutive securities: (1)
Stock-based compensation	0.7	0.8	0.8	0.8
Denominator for diluted net income per share	58.4	59.4	58.5	60.2

Net income per share - Basic (2)	$3.20	$4.72	$7.14	$7.65
Net income per share - Diluted (2)	$3.16	$4.65	$7.05	$7.54

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method.
(2)    Source data for calculations in thousands.

4. Business Combinations
On December 31, 2020, we closed on our acquisition of 100% of the outstanding equity interests of the Magellan Complete Care line of business of Magellan Health, Inc., for total purchase consideration of approximately $1,037 million. In the six months ended June 30, 2021, we recorded various measurement period adjustments, including a decrease of $7 million to “Receivables,” a decrease of $26 million to “Medical claims and benefits payable,” and an increase of $27 million to “Amounts due government agencies.” In the aggregate, we recorded a net increase of $12 million to goodwill for these measurement period adjustments and various purchase price adjustments.
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
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 11

Our financial instruments measured at fair value on a recurring basis at June 30, 2021, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,393	$—	$1,393	$—
Mortgage-backed securities	548	—	548	—
Asset-backed securities	176	—	176	—
Municipal securities	75	—	75	—
U.S. Treasury notes	26	—	26	—
Other	23	—	23	—
Total assets	$2,241	$—	$2,241	$—

Contingent consideration liabilities	$26	$—	$—	$26
Total liabilities	$26	$—	$—	$26

Our financial instruments measured at fair value on a recurring basis at December 31, 2020, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,256	$—	$1,256	$—
Mortgage-backed securities	392	—	392	—
Asset-backed securities	132	—	132	—
Municipal securities	68	—	68	—
U.S. Treasury notes	27	—	27	—
Total assets	$1,875	$—	$1,875	$—

Contingent consideration liabilities	$46	$—	$—	$46
Total liabilities	$46	$—	$—	$46

The net changes in fair value of Level 3 financial instruments are reported in “Other” operating expenses in our consolidated statements of income. In the six months ended June 30, 2021, we recognized a loss of $3 million for the increase in the fair value of the contingent consideration liabilities described below.
Contingent Consideration Liabilities
As of June 30, 2021, our Level 3 financial instruments recorded at fair value on a recurring basis included contingent consideration liabilities of $26 million, in connection with our 2020 acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan in Kentucky. In the first quarter of 2021, the contingent purchase consideration relating to 2021 member enrollment was finalized and half the consideration due, or $23 million, was paid to the seller. The portion of the contingent purchase consideration paid in the first quarter of 2021 has been presented primarily in “Financing activities” in the accompanying consolidated statements of cash flows for the six months ended June 30, 2021, with the balance reflected in “Operating activities.” We expect to pay the remaining balance of the liabilities, reported in “Accounts payable, accrued liabilities and other” in the accompanying consolidated balance sheets, later in 2021 and in the first quarter of 2022.
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 12

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
4.375% Notes	$790	$835	$789	$843
5.375% Notes	698	733	697	742
3.875% Notes	641	678	641	691
Total	$2,129	$2,246	$2,127	$2,276

6. Investments
Available-for-Sale
We consider all our investments classified as current assets to be available-for-sale. The following tables summarize our investments as of the dates indicated:

	June 30, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,367	$26	$—	$1,393
Mortgage-backed securities	542	7	1	548
Asset-backed securities	174	2	—	176
Municipal securities	74	1	—	75
U.S. Treasury notes	26	—	—	26
Other	23	—	—	23
Total	$2,206	$36	$1	$2,241

	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,220	$36	$—	$1,256
Mortgage-backed securities	383	10	1	392
Asset-backed securities	130	2	—	132
Municipal securities	66	2	—	68
U.S. Treasury notes	27	—	—	27
Total	$1,826	$50	$1	$1,875

Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 13

The contractual maturities of our available-for-sale investments as of June 30, 2021 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$312	$314
Due after one year through five years	1,200	1,225
Due after five years through ten years	264	267
Due after ten years	430	435
Total	$2,206	$2,241

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains were insignificant for the three and six months ended June 30, 2021. Gross realized investment gains amounted to $1 million and $6 million for the three and six months ended June 30, 2020, respectively. Gross realized investment losses were insignificant for the three and six months ended June 30, 2021, and 2020.
We have determined that unrealized losses at June 30, 2021, and December 31, 2020, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months. No investments have been in a continuous loss position for 12 months or more as of June 30, 2021, and December 31, 2020.

	June 30, 2021			December 31, 2020
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Mortgage-backed securities	$154	$1	62	$77	$1	21
Total	$154	$1	62	$77	$1	21

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
We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $145 million at June 30, 2021, of which $137 million will mature in one year or less, and $8 million will mature in after one through five years.

Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 14

7. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	June 30, 2021	December 31, 2020

	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$2,120	$1,647
Pharmacy payable	221	157
Capitation payable	89	70
Other	512	528
Magellan Complete Care acquisition opening balance	—	294
Total	$2,942	$2,696

“Other” medical claims and benefits payable includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $185 million and $235 million as of June 30, 2021, and December 31, 2020, respectively.
The following table presents the components of the change in our medical claims and benefits payable for the periods indicated, with the prior period recast to conform to the current year presentation. The amounts presented for “Components of medical care costs related to: Prior years” represent decreases in medical care costs resulting from actual medical care costs being less than we previously estimated in the prior year.

	Six Months Ended June 30, 2021
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,129	$392	$175	$2,696
Components of medical care costs related to:
Current year	8,869	1,459	1,158	11,486
Prior years	(150)	(24)	(19)	(193)
Total medical care costs	8,719	1,435	1,139	11,293
Payments for medical care costs related to:
Current year	7,043	1,111	869	9,023
Prior years	1,491	330	128	1,949
Total paid	8,534	1,441	997	10,972
Change in acquired balances	(19)	(7)	—	(26)
Change in non-risk and other provider payables	(48)	(1)	—	(49)
Medical claims and benefits payable, ending balance	$2,247	$378	$317	$2,942

Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 15

	Six Months Ended June 30, 2020
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$1,465	$267	$122	$1,854
Components of medical care costs related to:
Current year	5,777	1,044	551	7,372
Prior years	(34)	(22)	(2)	(58)
Total medical care costs	5,743	1,022	549	7,314
Payments for medical care costs related to:
Current year	4,493	783	412	5,688
Prior years	1,161	228	97	1,486
Total paid	5,654	1,011	509	7,174
Change in non-risk and other provider payables	(34)	—	—	(34)
Medical claims and benefits payable, ending balance	$1,520	$278	$162	$1,960

Our estimates of medical claims and benefits payable recorded at December 31, 2020, and 2019 developed favorably by approximately $193 million and $58 million as of June 30, 2021, and 2020, respectively.
The favorable prior period development recognized in the six months ended June 30, 2021 was primarily due to lower than expected utilization of medical services by our Medicaid members and improved operating performance. Consequently, the ultimate costs recognized in 2021, as claims payments were processed, were lower than our previous estimates in 2020.

8. Debt
All long-term debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	June 30, 2021	December 31, 2020

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
5.375% Notes due 2022	700	700
3.875% Notes due 2030	650	650
Deferred debt issuance costs	(21)	(23)
Total	$2,129	$2,127

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
The Credit Agreement contains customary non-financial and financial covenants. As of June 30, 2021, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt. As of June 30, 2021, no amounts were outstanding under the Credit Facility.
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
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 16

The indentures governing the high-yield senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We had $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of June 30, 2021, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
5.375% Notes due 2022. We had $700 million aggregate principal amount of senior notes (the “5.375% Notes”) outstanding as of June 30, 2021, which are due November 15, 2022, unless earlier redeemed. Interest, at a rate of 5.375% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2030. We had $650 million aggregate principal amount of senior notes (the “3.875% Notes”) outstanding as of June 30, 2021, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

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
The key metrics used to assess the performance of our Medicaid, Medicare, and Marketplace segments are premium revenue, medical margin and MCR. MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying medical margin, or the amount earned by the Medicaid, Medicare, and Marketplace segments after medical costs are deducted from premium revenue, represents the most important measure of earnings reviewed by management, and is used by our chief executive officer to review results, assess performance, and allocate resources. The key metric used to assess the performance of our Other segment is service margin. The service margin is equal to service revenue minus cost of service revenue. We do not report total assets by segment because this is not a metric used to assess segment performance or allocate resources.
For all tables presented below, the prior period disclosures have been recast to conform to the current period segment presentation.
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 17

The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Total revenue:
Medicaid	$5,209	$3,611	$10,229	$7,128
Medicare	822	634	1,627	1,273
Marketplace	751	373	1,431	766
Other	18	—	35	—
Total	$6,800	$4,618	$13,322	$9,167

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

	June 30,	December 31,
	2021	2020

	(In millions)
Goodwill:
Medicaid	$390	$378
Medicare	247	247
Other	67	67
Intangibles assets, net:
Medicaid	143	157
Medicare	68	76
Other	14	16
Total	$929	$941

The following table reconciles margin by segment to consolidated income before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Margin:
Medicaid	$551	$553	$1,155	$918
Medicare	101	125	178	242
Marketplace	112	96	263	202
Other	3	—	7	—
Total margin	767	774	1,603	1,362
Add: other operating revenues (1)	199	246	398	491
Less: other operating expenses (2)	(693)	(596)	(1,393)	(1,155)
Operating income	273	424	608	698
Other expenses, net	30	29	60	50
Income before income tax expense	$243	$395	$548	$648

______________________
(1)Other operating revenues include premium tax revenue, health insurer fees reimbursed, investment income, and other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, and other operating expenses.
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 18

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
Legal Proceedings
The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The consequences associated with violations of these laws and regulations include significant fines and penalties, exclusion from participating in publicly funded programs, and the repayment of previously collected revenues.
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
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including Molina Healthcare of Kentucky, Inc., Civil Action No. 20-CI-00719. On October 23, 2020, the Court issued a temporary injunction directing that open enrollment for 2021 proceed with six health plans, including both Molina Healthcare of Kentucky and Anthem. The new Medicaid contracts commenced on January 1, 2021. On April 28, 2021, the Court issued its preliminary Opinion and Order, which Opinion and Order the Court finalized on June 16, 2021. Under the final Order, which the Court indicated is immediately appealable by the parties, the Court, among other things, upheld the validity of the RFP award to Molina, and also upheld the validity of Molina’s acquisition of the assets of Passport in September 2020. Due to various perceived scoring irregularities, however, the Court ordered a new RFP, with the status quo of six health plans serving Kentucky Medicaid members to continue in the interim. On July 15-16, 2021, each of United, Molina, Humana, and Aetna filed notices of appeal. On July 23, 2021, both the Kentucky Finance and Administration Cabinet and the Kentucky Cabinet for Health and Family Services filed notices of cross appeal, and on July 26, 2021, Anthem filed a notice of cross appeal. This matter remains subject to potential additional legal and appellate proceedings, and no assurances can be given regarding the ultimate outcome. Under the Court’s June 16, 2021 final Order, Molina Healthcare of Kentucky will continue to operate for the foreseeable future under its current Medicaid contract and provide care to Kentucky Medicaid members.

Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 19

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
•the numerous political, judicial, and market-based uncertainties associated with the Affordable Care Act (the “ACA”);
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
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 20

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
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 21

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 4.7 million members as of June 30, 2021.
SECOND QUARTER 2021 HIGHLIGHTS
We reported net income per diluted share of $3.16 for the second quarter of 2021, with net income of $185 million, which reflected the following:
•Membership increase of 1.1 million, or 32%, compared with June 30, 2020, and a 91,000 sequential increase compared to March 31, 2021;
•Premium revenue of $6.6 billion, which increased 51% compared with the second quarter of 2020, reflecting increased membership in Medicaid and Medicare, consistent with our expectations, and exceeding our expectations in Marketplace;
•Consolidated medical care ratio (“MCR”) was 88.4%, compared with 82.3% for the second quarter of 2020, and increased due to the net effect of COVID, which increased the MCR in the second quarter, but decreased the MCR in the prior year and was higher than our expectations;
•General and administrative expense (“G&A”) ratio of 7.1%, which decreased compared with 7.5% in the second quarter of 2020, reflecting continued discipline in cost management, which enabled us to harvest the benefits of scale produced by our growth; and
•After-tax margin of 2.7%, which met our expectations.
We note the following factors impacting the 2021 second quarter financial results:
•We estimate that the net effect of COVID decreased net income by approximately $1.00 per diluted share in the second quarter of 2021, compared to an increase of approximately $1.10 to $1.65 per diluted share in the second quarter of 2020.
•The net effect of COVID reflects higher COVID inpatient costs, lower COVID-related utilization curtailment and the impact of the COVID risk-sharing corridors, and impacted all our segments.
•We experienced higher than expected membership increases in Marketplace, due to strong open enrollment. This improvement resulted from several factors, including strong product design and competitive pricing, better than expected natural attrition rates, and the extended open enrollment period, as described in further detail below in “Trends and Uncertainties.”

Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 22

CONSOLIDATED FINANCIAL SUMMARY

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions, except per-share amounts)
Premium revenue	$6,583	$4,372	$12,889	$8,676
Less: medical care costs	5,819	3,598	11,293	7,314
Medical margin	764	774	1,596	1,362
MCR (1)	88.4%	82.3%	87.6%	84.3%

Other revenues:
Premium tax revenue	185	157	372	307
Health insurer fees reimbursed	—	71	—	137
Investment income	10	13	19	38
Other revenue	22	5	42	9

General and administrative expenses	484	345	957	662
G&A ratio (2)	7.1%	7.5%	7.2%	7.2%

Premium tax expenses	185	157	372	307
Health insurer fees	—	71	—	139
Depreciation and amortization	31	21	64	41
Other	8	2	28	6
Operating income	273	424	608	698
Interest expense	30	24	60	45
Other expense, net	—	5	—	5
Income before income tax expense	243	395	548	648
Income tax expense	58	119	135	194
Net income	$185	$276	$413	$454

Net income per share - Diluted	$3.16	$4.65	$7.05	$7.54

Diluted weighted average shares outstanding	58.4	59.4	58.5	60.2

Other Key Statistics
Ending membership	4.7	3.6	4.7	3.6
Effective income tax rate	24.2%	30.0%	24.7%	29.9%
After-tax margin (3)	2.7%	6.0%	3.1%	5.0%

________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the second quarter of 2021 amounted to $185 million, or $3.16 per diluted share, compared with $276 million, or $4.65 per diluted share, in the second quarter of 2020. We estimate that the net effect of COVID decreased net income by approximately $1.00 per diluted share in the second quarter of 2021, compared to an increase of approximately $1.10 to $1.65 per diluted share in the second quarter of 2020.
Operating income of $273 million in the second quarter of 2021, was lower compared with $424 million in the second quarter of 2020.
Net income in the six months ended June 30, 2021 amounted to $413 million, or $7.05 per diluted share, compared with $454 million, or $7.54 per diluted share, in the six months ended June 30, 2020. Operating income of $608
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 23

million in the six months ended June 30, 2021, was lower compared with $698 million in the six months ended June 30, 2020.
The decrease in operating income for both periods was mainly due to the increase in our Medicaid, Medicare, and Marketplace MCRs, due primarily to the net effect of COVID, partially offset by membership growth and higher premium revenues in Medicaid and Marketplace.
The second quarter of 2020 was the first full quarter of the COVID-19 pandemic, so the year-over-year comparison with 2021 is distorted by the significant positive net effect of COVID that characterized that phase of the pandemic.
Net income per share in the second quarter and six months ended June 30, 2021 was favorably impacted by the reduction in common shares outstanding as a result of our share repurchases in late 2020 and early 2021. See further discussion in “Liquidity and Financial Condition,” below.
PREMIUM REVENUE
Premium revenue increased $2.2 billion, or 51%, in the second quarter of 2021, when compared with the second quarter of 2020, and increased $4.2 billion, or 49%, in the six months ended June 30, 2021, when compared with the six months ended June 30, 2020.
Membership increased by 1.1 million compared with June 30, 2020, which mainly reflected increases in the Medicaid and Marketplace segments and included the impact from the Magellan Complete Care and other acquisitions that closed in the second half of 2020. The increase in premium revenue was net of COVID-related risk corridors that have been enacted in several states beginning in the second quarter of 2020.
MEDICAL CARE RATIO
The consolidated MCR in the second quarter of 2021 was 88.4%, compared with 82.3% in the second quarter of 2020. The net effect of COVID increased the consolidated MCR by approximately 110 basis points, and reflects higher COVID inpatient costs, lower COVID-related utilization curtailment and the impact of the risk-sharing corridors, and impacted all our segments. In the prior year the net effect of COVID decreased the consolidated MCR by approximately 350 basis points, at the mid-point of the prior year range.
The consolidated MCR in the six months ended June 30, 2021 was 87.6%, compared with 84.3% in the six months ended June 30, 2020. Similar to the quarter-to-date consolidated MCR, the increase is due to the net effect of COVID; however, the impacts were varied by segment.
The prior year reserve development in the second quarter and six months ended June 30, 2021 was modestly favorable, but its impact on earnings was mostly absorbed by the COVID-related risk corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.7% and 3.5% for the second quarter of 2021 and 2020, respectively, and 2.8% and 3.4% for the six months ended June 30, 2021 and 2020, respectively. The current year ratio decrease was mainly due to changes in business mix resulting from the Magellan Complete Care and other acquisitions closed in the second half of 2020.
INVESTMENT INCOME
Investment income decreased to $10 million in the second quarter of 2021, compared with $13 million in the second quarter of 2020, and decreased to $19 million in the six months ended June 30, 2021, compared with $38 million in the six months ended June 30, 2020. The year-over-year decrease was due to the continued low interest rate environment and a temporarily higher allocation in shorter-term invested assets during the COVID-19 pandemic, which was rescinded effective for the second quarter of 2021.
OTHER REVENUE
Other revenue increased to $22 million in the second quarter of 2021, compared with $5 million in the second quarter of 2020, and increased to $42 million in the six months ended June 30, 2021, compared with $9 million in the six months ended June 30, 2020. Beginning in the first quarter of 2021, other revenue includes service revenue associated with the long-term services and supports consultative services we now provide in Wisconsin, as a result of our Magellan Complete Care acquisition. Such service revenue amounted to $18 million and $35 million in the second quarter of 2021 and six months ended June 30, 2021, respectively.
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 24

G&A EXPENSES
The G&A expense ratio decreased to 7.1% in the second quarter of 2021, compared with 7.5% in the second quarter of 2020, due mainly to increased revenues and disciplined cost management. The G&A expense ratio was 7.2% in the six months ended June 30, 2021, consistent with the six months ended June 30, 2020, and reflects increased integration and other costs associated with the Magellan Complete Care and other acquisitions that closed in the second half of 2020, offset by the impact of increased revenues.
HEALTH INSURER FEES (“HIF”)
There were no HIF fees incurred or reimbursed in 2021, because the HIF was repealed effective for years after 2020.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased to $31 million in the second quarter of 2021, compared with $21 million in the second quarter of 2020, and increased to $64 million in the six months ended June 30, 2021, compared with $41 million in the six months ended June 30, 2020. The increases in both periods were due primarily to amortization associated with acquisitions completed in the second half of 2020.
Refer to Notes to Consolidated Financial Statements, Note 10, “Segments,” for further information.
OTHER OPERATING EXPENSES
Other operating expenses increased to $8 million in the second quarter of 2021, compared with $2 million in the second quarter of 2020, and increased to $28 million in the six months ended June 30, 2021, compared with $6 million in the six months ended June 30, 2020. Beginning in the first quarter of 2021, other operating expenses include service costs associated with the long-term services and supports consultative services we now provide in Wisconsin, as noted above. Such service costs amounted to $15 million and $28 million in the second quarter of 2021 and six months ended June 30, 2021, respectively.
INTEREST EXPENSE
Interest expense increased to $30 million in the second quarter of 2021, compared with $24 million in the second quarter of 2020, and to $60 million in the six months ended June 30, 2021, compared with $45 million in the six months ended June 30, 2020, mainly due to the $650 million principal amount of 3.875% Notes issued in the fourth quarter of 2020.
See further details of our financing transactions in Notes to Consolidated Financial Statements, Note 8, “Debt,” and below in “Liquidity and Financial Condition.”
INCOME TAXES
Income tax expense amounted to $58 million in the second quarter of 2021, or 24.2% of pretax income, compared with income tax expense of $119 million, or 30.0% of pretax income in the second quarter of 2020. Income tax expense amounted to $135 million in the six months ended June 30, 2021, or 24.7% of pretax income, compared with income tax expense of $194 million, or 29.9% of pretax income in the six months ended June 30, 2020. The effective tax rate is lower in 2021 mainly because the nondeductible HIF was repealed for years after 2020.

TRENDS AND UNCERTAINTIES
COVID-19 PANDEMIC
As the COVID-19 pandemic continues to evolve, its ongoing impact to our business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. Specific trends and uncertainties related to our Medicaid, Medicare, and Marketplace segments follow.
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 25

Federal Economic Stabilization and Other Programs
In addition to various programs enacted in 2020 and described in our 2020 Annual Report on Form 10-K, the $1.9 trillion American Rescue Plan Act of 2021 was enacted on March 11, 2021. This legislation includes several components to assist in COVID-19 vaccine testing and deployment, as well as provisions relating to the opening of schools; direct immediate relief to working families; and additional support for communities struggling in the wake of the pandemic. Among its specific provisions:
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
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we have added over 600,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, through the end of 2021. We estimate that for each month the PHE is extended, it could increase our full-year revenue estimate by $150 million.
Marketplace revenue growth is now expected to be over 70% in 2021, and we expect to end 2021 with approximately 590,000 members.
The current rate environment is stable and rational. We continue to believe that the risk-sharing corridors previously introduced are related to the declared PHE and will likely be eliminated as the COVID pandemic subsides. However, the risk corridors continue to contribute an added level of variability to our results of operations. In the second quarter and the six months ended June 30, 2021, we recognized approximately $56 million and $166 million, respectively, for the impact of risk corridors enacted in several states beginning in the second quarter of 2020, in response to the lower utilization of medical services resulting from COVID-19.
It is possible that certain states could increase the level of existing risk corridors, and other states could implement some form of risk corridors in the future. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Medical Care Costs
We expect continued uncertainty regarding utilization trends as the pandemic continues. The speed and extent to which utilization rebounds will be greatly impacted by the economy and consumer behavior, provider capacity, and the potential resurgence of COVID-19 infection rates. We believe that some portion of the utilization curtailment
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 26

experienced in the six months ended June 30, 2021 is likely the result of service deferrals, and so these services will likely be provided to members over the remainder of the year.
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
AFFORDABLE CARE ACT
In December 2018, in a case brought by the state of Texas and nineteen other states, a federal judge in Texas held that the individual mandate of the ACA is unconstitutional. He further held that since the individual mandate is inseverable from the entire body of the ACA, the entire ACA is unconstitutional. The effect of his ruling was stayed pending the appeal of the ruling to the Fifth Circuit Court of Appeals. In December 2019, a three-judge panel of the Fifth Circuit Court of Appeal, in a two to one decision, affirmed the District Court’s ruling that the individual mandate is unconstitutional, but remanded the case back to the District Court for further consideration of the severability issue. The intervenor defendant states led by California subsequently appealed the case to the U.S. Supreme Court, which heard oral arguments in the case on November 10, 2020. In June 2021, the Supreme Court held in a 7-2 opinion that the states and individuals that brought the lawsuit challenging the ACA’s individual mandate did not have standing to challenge the law. Although the Supreme Court did not reach the merits of the challenge, it vacated the District Court’s judgment and remanded the case with instructions to dismiss—effectively ending the case.
OTHER RECENT DEVELOPMENTS
California Procurement—Medicaid. The state currently expects a final RFP to be released at the end of 2021.
Texas Acquisition—Medicaid and Medicare. On April 22, 2021, we announced a definitive agreement to acquire Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. As of December 31, 2020, Cigna served approximately 48,000 members in the Texas ABD program, also known as “STAR+PLUS,” in the Hidalgo, Tarrant and Northeast service areas, and approximately 2,000 MMP members in the Hidalgo service area, with full year 2020 premium revenue of approximately $1.0 billion. The purchase price for the transaction is approximately $60 million, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals and satisfaction of other customary closing conditions. We currently expect the transaction to close in January 2022.
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

REPORTABLE SEGMENTS
As of June 30, 2021, we served approximately 4.7 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 27

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
SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	June 30,	December 31,	June 30,
	2021 (1)	2020	2020
Medicaid	3,928,000	3,599,000	3,122,000
Medicare	130,000	115,000	108,000
Marketplace	638,000	318,000	325,000
Total	4,696,000	4,032,000	3,555,000

____________________
(1)Approximately 200,000 members, from the Magellan Complete Care acquisition that closed on December 31, 2020, are included in the totals as of June 30, 2021, but not in prior periods.

Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 28

SEGMENT FINANCIAL PERFORMANCE
The following tables summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2021			2020
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$5,034	$551	89.0%	$3,375	$553	83.6%
Medicare	814	101	87.6	630	125	80.0
Marketplace	735	112	84.8	367	96	74.0
Total	$6,583	$764	88.4%	$4,372	$774	82.3%

	Six Months Ended June 30,
	2021			2020
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$9,874	$1,155	88.3%	$6,661	$918	86.2%
Medicare	1,613	178	89.0	1,264	242	80.8
Marketplace	1,402	263	81.2	751	202	73.1
Total	$12,889	$1,596	87.6%	$8,676	$1,362	84.3%

Medicaid
Medicaid premium revenue increased $1,659 million in the second quarter of 2021, when compared with the second quarter of 2020. Medicaid premium revenue increased $3,213 million in the six months ended June 30, 2021, when compared with the six months ended June 30, 2020. The increase in both periods was mainly due to membership growth and the impact from the Magellan Complete Care and other acquisitions closed in the second half of 2020. Excluding the acquisitions, the membership growth was across several states and was mainly driven by the extension of the PHE period and the associated suspension of membership redeterminations due to COVID-19. The overall increase was partially offset by the impact of state risk corridors stemming from COVID-19.
As described above in “Trends and Uncertainties,” we recognized approximately $56 million and $166 million in the second quarter and six months ended June 30, 2021, respectively, for the impact of risk corridors enacted in several states beginning in the second quarter of 2020, in response to the lower utilization of medical services resulting from COVID-19.
The medical margin in our Medicaid program decreased $2 million in the second quarter of 2021 when compared with the second quarter of 2020. The decrease in margin was driven by the MCR increase discussed below, partially offset by increased premium revenues. The medical margin in our Medicaid program increased $237 million in the six months ended June 30, 2021 when compared with the six months ended June 30, 2020. The increase was driven by increased premium revenues and margin associated with the membership growth discussed above, partially offset by the MCR increase discussed below.
The total Medicaid MCR increased to 89.0% in the second quarter of 2021, from 83.6% in the second quarter of 2020. The total Medicaid MCR increased to 88.3% in the six months ended June 30, 2021, from 86.2% in the six months ended June 30, 2020. The net effect of COVID increased the MCR for the current year and reflects an increase in COVID-related inpatient costs, lower COVID-related utilization curtailment and the impact of the COVID-related risk corridors enacted in several states as previously disclosed. In the prior year the net effect of COVID decreased the MCR.
Medicare
Medicare premium revenue increased $184 million in the second quarter of 2021 compared to the second quarter of 2020 and increased $349 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to the impact from the Magellan Complete Care acquisition, including higher membership and higher premium revenue PMPM. The increase was partially offset by risk corridors, mainly in MMP, enacted in response to the lower utilization of medical services stemming from COVID-19.
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 29

The medical margin for Medicare decreased $24 million in the second quarter of 2021 and decreased $64 million in the six months ended June 30, 2021, when compared with the second quarter and six months ended June 30, 2020, mainly due to an increase in the MCR, partially offset by the increase in revenues.
The Medicare MCR increased to 87.6% in the second quarter of 2021, from 80.0% in the second quarter of 2020. The Medicare MCR increased to 89.0% in the six months ended June 30, 2021, from 80.8% in the six months ended June 30, 2020. The increase for both periods in 2021 was primarily driven by the net effect of COVID, including higher direct COVID medical costs, and the temporary industry-wide challenge of risk scores that do not fully reflect the acuity of our membership. COVID-related utilization curtailment drove a lower MCR for the 2020 periods.
Marketplace
Marketplace premium revenue increased $368 million in the second quarter of 2021 compared to the second quarter of 2020 and increased $651 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was mainly due to higher membership, partially offset by a decrease in premium revenue PMPM. Our Marketplace membership as of June 30, 2021, amounted to 638,000 members, representing growth of 18,000 members sequentially, and substantially exceeding our expectation. This improvement resulted from several factors, including strong product design and competitive pricing, better than expected natural attrition rates, and the extended open enrollment period. The decrease in premium revenue PMPM was mainly driven by changes in business mix, with an increase of members in the bronze metal tier.
The Marketplace medical margin increased $16 million in the second quarter of 2021, when compared with the second quarter of 2020 and increased $61 million in the six months ended June 30, 2021, when compared with the six months ended June 30, 2020, primarily due to the increase in membership and premiums, partially offset by an increase in the MCR compared to 2020.
The Marketplace MCR increased to 84.8% in the second quarter of 2021, from 74.0% in the second quarter of 2020. The Marketplace MCR increased to 81.2% in the six months ended June 30, 2021, from 73.1% in the six months ended June 30, 2020. The increase for both periods resulted mainly from higher direct COVID medical costs, due to continued COVID utilization pressure in many of our Marketplace geographies. Additionally, the year-over-year comparisons are impacted by COVID-related utilization curtailment that drove a lower MCR for the 2020 periods.
Other
The Other segment includes service revenues and costs associated with the long-term services and supports consultative services we now provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for the second quarter and six months ended June 30, 2021 and 2020, respectively.

LIQUIDITY AND FINANCIAL CONDITION
LIQUIDITY
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
We maintain liquidity at two levels: 1) the regulated health plan subsidiaries; and 2) the parent company. Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity. In the first half of 2021, we did not experience noticeable delays to, or changes in, the timing or level of premium receipts as a result of the COVID-19 pandemic, but there can be no assurances that we will not experience such delays in the future. See further discussion below in “Future Sources and Uses of Liquidity—Future Uses—Potential Impact of COVID-19 Pandemic.”
A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the second quarter and six months ended June 30, 2021, the parent company
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 30

received $145 million and $219 million, respectively, in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
The parent company may also contribute capital to the regulated health plan subsidiaries to satisfy minimum statutory net worth requirements, including funding for newer health plans. In the second quarter and six months ended June 30, 2021, the parent company contributed capital of $35 million and $87 million, respectively, to the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $564 million and $644 million as of June 30, 2021, and December 31, 2020, respectively. The decrease as of June 30, 2021, was mainly due to our share repurchase program. In the first quarter of 2021, we purchased an aggregate of approximately 577,000 shares for $122 million, and we also paid $6 million to settle shares purchased in late December 2020.
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
Cash Flow Activities
Our cash flows are summarized as follows:

	Six Months Ended June 30,
	2021	2020	Change

	(In millions)
Net cash provided by operating activities	$1,061	$757	$304
Net cash (used in) provided by investing activities	(408)	38	(446)
Net cash (used in) provided by financing activities	(200)	63	(263)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$453	$858	$(405)

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
Net cash provided by operations for the six months ended June 30, 2021 was $1,061 million, compared with $757 million in the six months ended June 30, 2020. The $304 million increase in cash flow was due to the growth in operations and the net impact of timing differences in government receivables and payables.
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 31

Investing Activities
Net cash used in investing activities was $408 million in the six months ended June 30, 2021, compared with $38 million provided by investing activities in the six months ended June 30, 2020, a decrease in cash flow of $446 million. This decrease in cash flow was primarily due to increased purchases of investments in the six months ended June 30, 2021.
Financing Activities
Net cash used in financing activities was $200 million in the six months ended June 30, 2021, compared with $63 million provided by investing activities in the six months ended June 30, 2020, a decrease in cash flow of $263 million. In the six months ended June 30, 2021, financing cash outflows included common stock purchases of $128 million and $52 million for common stock withheld to settle employee tax obligations, Additionally, we paid $23 million to settle contingent consideration liabilities relating to our Kentucky Passport acquisition that closed in 2020, $20 million of which has been presented as a financing cash outflow. In the six months ended June 30, 2020, net cash paid for the common stock purchases amounted to $453 million, partially offset by proceeds of $380 million borrowed under the term loan facility.

FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under the Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at June 30, 2021, our working capital was $3.2 billion, compared with $2.9 billion at December 31, 2020. At June 30, 2021, our cash and investments amounted to $7.0 billion, compared with $6.2 billion at December 31, 2020.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $1.8 billion at June 30, 2021, compared with $1.5 billion at December 31, 2020. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of June 30, 2021, was approximately $110 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of June 30, 2021, management believes that our regulated wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
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
In addition, the indentures governing each of our outstanding high-yield senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of June 30, 2021, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.

Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 32

FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Potential Impact of COVID-19 Pandemic. Excluding acquisitions and our exit from Puerto Rico, we have added over 600,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, through the end of 2021. We estimate that for each month the PHE is extended, it could increase our full-year revenue estimate by $150 million.
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
Credit Agreement Borrowing Capacity. As of June 30, 2021, we had available borrowing capacity of $1 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as our consolidated net leverage ratio is not greater than a defined maximum. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In September 2020, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program is funded with cash on hand and extends through December 31, 2021. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of July 29, 2021, approximately $219 million remained available to purchase our common stock under this program through December 31, 2021.
Acquisitions. On April 22, 2021, we announced a definitive agreement to acquire Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. As of December 31, 2020, Cigna served approximately 48,000 members in the Texas ABD program, also known as “STAR+PLUS,” in the Hidalgo, Tarrant and Northeast service areas, and approximately 2,000 MMP members in the Hidalgo service area, with full year 2020 premium revenue of approximately $1.0 billion. The purchase price for the transaction is approximately $60 million, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals and satisfaction of other customary closing conditions. We currently expect the transaction to close in January 2022.
In September 2020, we entered into a definitive agreement to acquire substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York. The net purchase price for the transaction is approximately $380 million, subject to various adjustments at closing, which we intend to fund with cash on hand. We currently expect the transaction to close in the fourth quarter of 2021.
Potential Impact of COVID-19 Pandemic. As described above in “Trends and Uncertainties,” we have been subject to Medicaid risk corridors as a result of the pandemic. Beginning in 2020, through June 30, 2021, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. For the three and six months ended June 30, 2021, we recognized approximately $56 million and $166 million, respectively, related to such risk corridors, primarily in the Medicaid segment.
It is possible that certain states could increase the level of existing risk corridors, and other states could implement some form of risk corridors in the future. Due to these uncertainties, the ultimate outcomes could differ materially
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 33

from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
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
There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2021.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the six months ended June 30, 2021 there have been no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2020 Annual Report on Form 10-K.
•Contractual provisions that may adjust or limit revenue or profit. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Quality incentives. In the six months ended June 30, 2021, there have been no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2020 Annual Report on Form 10-K.
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
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2021, the fair value of our fixed income investments would decrease by approximately $56 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Notes to Consolidated Financial Statements, Note 5, “Fair Value Measurements,” and Note 6, “Investments.”
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 34

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
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the six months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the second quarter of 2021, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	2,000	$235.48	—	$219,000,000
May 1 - May 31	2,000	$256.49	—	$219,000,000
June 1 - June 30	1,000	$249.00	—	$219,000,000
Total	5,000	$245.70	—

_______________________
(1)During the second quarter of 2021, we withheld approximately 5,000 shares of common stock, to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)For further information on our stock repurchase program, refer to Note 9, “Stockholders' Equity.”
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 35

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

Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	July 29, 2021	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 29, 2021	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. June 30, 2021 Form 10-Q | 37