Form 10-Q
period 2021-09-30
MOLINA HEALTHCARE, INC.
filed 2021-10-28
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 22, 2021, was approximately 58,400,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$6,800	$4,768	$19,689	$13,444
Premium tax revenue	204	170	576	477
Health insurer fees reimbursed	—	69	—	206
Investment income	20	10	39	48
Other revenue	16	4	58	13
Total revenue	7,040	5,021	20,362	14,188
Operating expenses:
Medical care costs	6,049	4,098	17,342	11,412
General and administrative expenses	532	368	1,489	1,030
Premium tax expenses	204	170	576	477
Health insurer fees	—	70	—	209
Depreciation and amortization	32	23	96	64
Other	2	3	30	9
Total operating expenses	6,819	4,732	19,533	13,201
Operating income	221	289	829	987
Other expenses, net:
Interest expense	30	27	90	72
Other expense, net	—	—	—	5
Total other expenses, net	30	27	90	77
Income before income tax expense	191	262	739	910
Income tax expense	48	77	183	271
Net income	$143	$185	$556	$639

Net income per share - Basic	$2.49	$3.14	$9.63	$10.80
Net income per share - Diluted	$2.46	$3.10	$9.51	$10.65

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions) (Unaudited)
Net income	$143	$185	$556	$639
Other comprehensive loss income:
Unrealized investment (loss) income	(13)	6	(27)	43
Less: effect of income taxes	(4)	1	(7)	10
Other comprehensive (loss) income, net of tax	(9)	5	(20)	33
Comprehensive income	$134	$190	$536	$672

See accompanying notes.
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,357	$4,154
Investments	2,900	1,875
Receivables	1,912	1,672
Prepaid expenses and other current assets	197	175
Total current assets	9,366	7,876
Property, equipment, and capitalized software, net	385	391
Goodwill, and intangible assets, net	915	941
Restricted investments	156	136
Deferred income taxes	83	69
Other assets	128	119
Total assets	$11,033	$9,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3,191	$2,696
Amounts due government agencies	2,081	1,253
Accounts payable, accrued liabilities and other	797	641
Deferred revenue	1	375
Total current liabilities	6,070	4,965
Long-term debt	2,130	2,127
Finance lease liabilities	220	225
Other long-term liabilities	95	119
Total liabilities	8,515	7,436
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 58 million shares at September 30, 2021, and 59 million shares at December 31, 2020	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	205	199
Accumulated other comprehensive income	17	37
Retained earnings	2,296	1,860
Total stockholders’ equity	2,518	2,096
Total liabilities and stockholders’ equity	$11,033	$9,532

See accompanying notes.
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2020	59	$—	$199	$37	$1,860	$2,096
Net income	—	—	—	—	228	228
Common stock purchases	(1)	—	(2)	—	(120)	(122)
Other comprehensive loss, net	—	—	—	(11)	—	(11)
Share-based compensation	—	—	(27)	—	—	(27)
Balance at March 31, 2021	58	—	170	26	1,968	2,164
Net income	—	—	—	—	185	185
Share-based compensation	—	—	21	—	—	21
Balance at June 30, 2021	58	—	191	26	2,153	2,370
Net income	—	—	—	—	143	143
Other comprehensive loss, net	—	—	—	(9)	—	(9)
Share-based compensation	—	—	14	—	—	14
Balance at September 30, 2021	58	$—	$205	$17	$2,296	$2,518

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2019	62	$—	$175	$4	$1,781	$1,960
Net income	—	—	—	—	178	178
Common stock purchases	(3)	—	(9)	—	(437)	(446)
Termination of warrants	—	—	(30)	—	—	(30)
Other comprehensive loss, net	—	—	—	(19)	—	(19)
Share-based compensation	—	—	4	—	—	4
Balance at March 31, 2020	59	—	140	(15)	1,522	1,647
Net income	—	—	—	—	276	276
Other comprehensive income, net	—	—	—	47	—	47
Share-based compensation	—	—	26	—	—	26
Balance at June 30, 2020	59	—	166	32	1,798	1,996
Net income	—	—	—	—	185	185
Other comprehensive income, net	—	—	—	5	—	5
Share-based compensation	—	—	15	—	—	15
Balance at September 30, 2020	59	$—	$181	$37	$1,983	$2,201
See accompanying notes.
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020

	(In millions) (Unaudited)
Operating activities:
Net income	$556	$639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	64
Deferred income taxes	(8)	(3)
Share-based compensation	49	43
Loss on debt repayment	—	5
Other, net	9	2
Changes in operating assets and liabilities:
Receivables	(247)	(369)
Prepaid expenses and other current assets	(43)	(98)
Medical claims and benefits payable	522	431
Amounts due government agencies	810	(24)
Accounts payable, accrued liabilities and other	129	63
Deferred revenue	(374)	(188)
Income taxes	23	34
Net cash provided by operating activities	1,522	599
Investing activities:
Purchases of investments	(2,018)	(670)
Proceeds from sales and maturities of investments	965	891
Purchases of property, equipment and capitalized software	(56)	(64)
Net cash paid in business combinations	—	(62)
Other, net	3	3
Net cash (used in) provided by investing activities	(1,106)	98
Financing activities:
Common stock purchases	(128)	(453)
Common stock withheld to settle employee tax obligations	(52)	(8)
Contingent consideration liabilities settled	(20)	—
Proceeds from senior notes offering, net of issuance costs	—	789
Repayment of term loan facility	—	(600)
Proceeds from borrowings under term loan facility	—	380
Other, net	(4)	(47)
Net cash (used in) provided by financing activities	(204)	61
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	212	758
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,223	2,508
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,435	$3,266

Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2021

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
As of September 30, 2021, we served approximately 4.8 million members eligible for government-sponsored healthcare programs, located across 18 states.
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
Recent Developments
New York Acquisition—Medicaid. On October 25, 2021, we closed on our acquisition of substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York. The net purchase price for the transaction is approximately $380 million, net of certain tax benefits and allocation of required regulatory capital, which we funded with cash on hand.
New York Acquisition—Medicaid. On October 7, 2021, we announced a definitive agreement to acquire the Medicaid Managed Long Term Care business of AgeWell New York. As of August 31, 2021, AgeWell served approximately 13,000 managed long-term services and supports members, with full-year 2020 premium revenue of approximately $700 million. The purchase price for the transaction is approximately $110 million, net of certain tax benefits and target allocation of required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close by the third quarter of 2022.
Nevada Procurement—Medicaid. On August 17, 2021, we announced that our Nevada health plan subsidiary was selected as an awardee in Clark and Washoe Counties. This new contract is expected to commence on January 1, 2022, and will offer health coverage to TANF, CHIP and Medicaid Expansion beneficiaries. The four year contract with a possible two year extension was ratified in September 2021.
California Procurement—Medicaid. The state currently expects a final RFP to be released in February 2022.
Texas Acquisition—Medicaid and Medicare. On April 22, 2021, we announced a definitive agreement to acquire Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. As of December 31, 2020, Cigna served approximately 48,000 members in the Texas ABD program, also known as “STAR+PLUS,” in the Hidalgo, Tarrant and Northeast service areas, and approximately 2,000 MMP members in the Hidalgo service area, with full year 2020 premium revenue of approximately $1.0 billion. The purchase price for the transaction is approximately $60 million, which we intend to fund with cash on hand. The transaction is subject to the receipt of applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close in January 2022.
Ohio Procurement—Medicaid. On April 13, 2021, we announced that our Ohio health plan subsidiary was selected as an awardee in all three regions across the state pursuant to the Medicaid managed care request for award issued on September 30, 2020, by the Ohio Department of Medicaid. This new contract is expected to begin July 1, 2022, and will offer health care coverage to Medicaid beneficiaries through the state of Ohio’s Covered Family and Children, Expansion, and ABD programs.
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 7

Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results for the entire year ending December 31, 2021.
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
Certain immaterial amounts presented in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2020, have been reclassified to conform to the current year presentation.
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
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 8

	September 30,
	2021	2020

	(In millions)
Cash and cash equivalents	$4,357	$3,196
Restricted cash and cash equivalents	78	70
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,435	$3,266

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

	September 30, 2021	December 31, 2020

	(In millions)
Government receivables	$1,331	$969
Pharmacy rebate receivables	264	178
Health insurer fee reimbursement receivables	25	104
Other	292	255
Magellan Complete Care acquisition opening balance	—	166
Total	$1,912	$1,672

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
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 9

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

	September 30, 2021	December 31, 2020

	(In millions)
Medicaid:
Minimum MLR and profit sharing	$852	$513
Other	249	76
Medicare:
Risk adjustment and Part D risk sharing	87	45
Minimum MLR and profit sharing	82	62
Other	41	30
Marketplace:
Risk adjustment	691	326
Minimum MLR	30	37
Other	49	21
Magellan Complete Care acquisition opening balance	—	143
Total amounts due government agencies	$2,081	$1,253

Medicaid
Minimum MLR and Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we adjust our premium revenue in the period in which we determine that the adjustment is probable and reasonably estimable. Our adjustment is based on our best estimate of the ultimate premium we expect to realize for the period being adjusted.
Beginning in 2020, through September 30, 2021, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. For the three and nine months ended September 30, 2021, we recognized approximately $17 million and $183 million, respectively, related to such risk corridors, primarily in the Medicaid segment.
It is possible that certain states could change the structure of existing risk corridors, implement new risk corridors in the future or discontinue existing risk corridors. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Marketplace
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of September 30, 2021, Marketplace risk adjustment payables amounted to $691 million and related receivables amounted to $29 million, for a net payable of $662 million, of which $660 million related to 2021, and $2 million related primarily to 2020. As of December 31, 2020, Marketplace risk adjustment payables amounted to $326 million and related receivables amounted to $20 million, for a net payable of $306 million.
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 10

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

3. Net Income per Share
The following table sets forth the calculation of net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions, except net income per share)
Numerator:
Net income	$143	$185	$556	$639
Denominator:
Shares outstanding at the beginning of the period	57.8	58.7	58.0	61.9
Weighted-average number of shares issued:
Stock purchases	—	—	(0.5)	(2.8)
Stock-based compensation	—	—	0.3	0.1
Denominator for basic net income per share	57.8	58.7	57.8	59.2
Effect of dilutive securities: (1)
Stock-based compensation	0.7	0.9	0.7	0.8
Denominator for diluted net income per share	58.5	59.6	58.5	60.0

Net income per share - Basic (2)	$2.49	$3.14	$9.63	$10.80
Net income per share - Diluted (2)	$2.46	$3.10	$9.51	$10.65

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method.
(2)    Source data for calculations in thousands.
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 11

4. Business Combinations
On December 31, 2020, we closed on our acquisition of 100% of the outstanding equity interests of the Magellan Complete Care line of business of Magellan Health, Inc., for total purchase consideration of approximately $1,037 million. In the nine months ended September 30, 2021, we recorded various measurement period adjustments, including a decrease of $7 million to “Receivables,” a decrease of $27 million to “Medical claims and benefits payable,” and an increase of $18 million to “Amounts due government agencies.” In the aggregate, we recorded a net increase of $9 million to goodwill for these measurement period adjustments and various purchase price adjustments.
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
Our financial instruments measured at fair value on a recurring basis at September 30, 2021, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,705	$—	$1,705	$—
Mortgage-backed securities	610	—	610	—
U.S. Treasury notes	235	—	235	—
Asset-backed securities	224	—	224	—
Municipal securities	97	—	97	—
Other	29	—	29	—
Total assets	$2,900	$—	$2,900	$—

Contingent consideration liabilities	$26	$—	$—	$26
Total liabilities	$26	$—	$—	$26

Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 12

Our financial instruments measured at fair value on a recurring basis at December 31, 2020, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,256	$—	$1,256	$—
Mortgage-backed securities	392	—	392	—
U.S. Treasury notes	27	—	27	—
Asset-backed securities	132	—	132	—
Municipal securities	68	—	68	—
Total assets	$1,875	$—	$1,875	$—

Contingent consideration liabilities	$46	$—	$—	$46
Total liabilities	$46	$—	$—	$46

The net changes in fair value of Level 3 financial instruments are reported in “Other” operating expenses in our consolidated statements of income. In the nine months ended September 30, 2021, we recognized a loss of $3 million for the increase in the fair value of the contingent consideration liabilities described below.
Contingent Consideration Liabilities
As of September 30, 2021, our Level 3 financial instruments recorded at fair value on a recurring basis included contingent consideration liabilities of $26 million, in connection with our 2020 acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan in Kentucky. In the first quarter of 2021, the contingent purchase consideration relating to 2021 member enrollment was finalized and half the consideration due, or $23 million, was paid to the seller. The portion of the contingent purchase consideration paid in the first quarter of 2021 has been presented primarily in “Financing activities” in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2021, with the balance reflected in “Operating activities.” We expect to pay the remaining balance of the liabilities, reported in “Accounts payable, accrued liabilities and other” in the accompanying consolidated balance sheets, by the end of the first quarter of 2022.
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes	$790	$835	$789	$843
5.375% Notes	698	725	697	742
3.875% Notes	642	688	641	691
Total	$2,130	$2,248	$2,127	$2,276

Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 13

6. Investments
Available-for-Sale
We consider all our investments classified as current assets to be available-for-sale. The following tables summarize our investments as of the dates indicated:

	September 30, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,688	$19	$2	$1,705
Mortgage-backed securities	607	4	1	610
U.S. Treasury notes	235	—	—	235
Asset-backed securities	223	1	—	224
Municipal securities	96	1	—	97
Other	29	—	—	29
Total	$2,878	$25	$3	$2,900

	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,220	$36	$—	$1,256
Mortgage-backed securities	383	10	1	392
U.S. Treasury notes	27	—	—	27
Asset-backed securities	130	2	—	132
Municipal securities	66	2	—	68
Total	$1,826	$50	$1	$1,875

The contractual maturities of our available-for-sale investments as of September 30, 2021 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$555	$557
Due after one year through five years	1,530	1,546
Due after five years through ten years	296	298
Due after ten years	497	499
Total	$2,878	$2,900

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains amounted to $6 million and $7 million for the three and nine months ended September 30, 2021, respectively. Gross realized investment gains were insignificant for three months ended September 30, 2020, and amounted to $6 million for the nine months ended September 30, 2020. Gross realized investment losses were insignificant for the three and nine months ended September 30, 2021, and 2020.
We have determined that unrealized losses at September 30, 2021, and December 31, 2020, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 14

The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months. No investments have been in a continuous loss position for 12 months or more as of September 30, 2021, and December 31, 2020.

	September 30, 2021			December 31, 2020
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$509	$2	174	$—	$—	—
Mortgage-backed securities	270	1	94	77	1	21
Total	$779	$3	268	$77	$1	21

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
We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $156 million at September 30, 2021, of which $148 million will mature in one year or less, and $8 million will mature after one through five years.

7. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	September 30, 2021	December 31, 2020

	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$2,246	$1,647
Pharmacy payable	209	157
Capitation payable	86	70
Other	650	528
Magellan Complete Care acquisition opening balance	—	294
Total	$3,191	$2,696

“Other” medical claims and benefits payable includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $301 million and $235 million as of September 30, 2021, and December 31, 2020, respectively.
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
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 15

	Nine Months Ended September 30, 2021
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,129	$392	$175	$2,696
Components of medical care costs related to:
Current year	13,491	2,195	1,872	17,558
Prior years	(158)	(36)	(22)	(216)
Total medical care costs	13,333	2,159	1,850	17,342
Payments for medical care costs related to:
Current year	11,530	1,816	1,534	14,880
Prior years	1,538	340	130	2,008
Total paid	13,068	2,156	1,664	16,888
Change in acquired balances	(19)	(8)	—	(27)
Change in non-risk and other provider payables	68	—	—	68
Medical claims and benefits payable, ending balance	$2,443	$387	$361	$3,191

	Nine Months Ended September 30, 2020
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$1,465	$267	$122	$1,854
Components of medical care costs related to:
Current year	9,029	1,588	861	11,478
Prior years	(41)	(25)	—	(66)
Total medical care costs	8,988	1,563	861	11,412
Payments for medical care costs related to:
Current year	7,470	1,316	714	9,500
Prior years	1,193	233	101	1,527
Total paid	8,663	1,549	815	11,027
Change in non-risk and other provider payables	50	—	—	50
Medical claims and benefits payable, ending balance	$1,840	$281	$168	$2,289

Our estimates of medical claims and benefits payable recorded at December 31, 2020, and 2019 developed favorably by approximately $216 million and $66 million as of September 30, 2021, and 2020, respectively.
The favorable prior period development recognized in the nine months ended September 30, 2021 was primarily due to lower than expected utilization of medical services by our members and improved operating performance. Consequently, the ultimate costs recognized in 2021, as claims payments were processed, were lower than our previous estimates in 2020.

Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 16

8. Debt
All long-term debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	September 30, 2021	December 31, 2020

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
5.375% Notes due 2022	700	700
3.875% Notes due 2030	650	650
Deferred debt issuance costs	(20)	(23)
Total	$2,130	$2,127

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
The Credit Agreement contains customary non-financial and financial covenants. As of September 30, 2021, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt. As of September 30, 2021, no amounts were outstanding under the Credit Facility.
High-Yield Senior Notes
Our high-yield senior notes are described below. Each of these notes are senior unsecured obligations of Molina Healthcare, and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare. In addition, each of the notes contains customary non-financial covenants and change of control provisions.
The indentures governing the high-yield senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We had $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of September 30, 2021, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
5.375% Notes due 2022. We had $700 million aggregate principal amount of senior notes (the “5.375% Notes”) outstanding as of September 30, 2021, which are due November 15, 2022, unless earlier redeemed. Interest, at a rate of 5.375% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2030. We had $650 million aggregate principal amount of senior notes (the “3.875% Notes”) outstanding as of September 30, 2021, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

9. Stockholders' Equity
In September 2021, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program immediately supersedes the stock purchase program previously approved by our board of directors in September 2020. This new program will be funded with cash on hand and extends through December 31, 2022. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of October 28, 2021, no shares had been purchased under the stock purchase program approved in 2021.
In September 2020, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program was funded with cash on hand. Under this program, pursuant to a Rule 10b5-1 trading
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 17

plan, we purchased approximately 577,000 shares for $122 million in January and February 2021 (average cost of $211.65). In November and December 2020, we purchased 766,000 shares of our common stock for $159 million (average cost of $208.37), including approximately 29,000 shares purchased for $6 million in late December 2020, and settled in early January 2021.

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
The key metrics used to assess the performance of our Medicaid, Medicare, and Marketplace segments are premium revenue, medical margin and medical care ratio (“MCR”). MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying medical margin, or the amount earned by the Medicaid, Medicare, and Marketplace segments after medical costs are deducted from premium revenue, represents the most important measure of earnings reviewed by management, and is used by our chief executive officer to review results, assess performance, and allocate resources. The key metric used to assess the performance of our Other segment is service margin. The service margin is equal to service revenue minus cost of service revenue. We do not report total assets by segment because this is not a metric used to assess segment performance or allocate resources.
For all tables presented below, the prior period disclosures have been recast to conform to the current period segment presentation.
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Total revenue:
Medicaid	$5,354	$3,996	$15,583	$11,124
Medicare	875	636	2,502	1,909
Marketplace	793	389	2,224	1,155
Other	18	—	53	—
Total	$7,040	$5,021	$20,362	$14,188

Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 18

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

	September 30,	December 31,
	2021	2020

	(In millions)
Goodwill:
Medicaid	$387	$378
Medicare	247	247
Other	67	67
Intangibles assets, net:
Medicaid	135	157
Medicare	65	76
Other	14	16
Total	$915	$941

The following table reconciles margin by segment to consolidated income before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Margin:
Medicaid	$532	$509	$1,687	$1,427
Medicare	151	91	329	333
Marketplace	68	70	331	272
Other	4	—	11	—
Total margin	755	670	2,358	2,032
Add: other operating revenues (1)	222	253	620	744
Less: other operating expenses (2)	(756)	(634)	(2,149)	(1,789)
Operating income	221	289	829	987
Other expenses, net	30	27	90	77
Income before income tax expense	$191	$262	$739	$910

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
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 19

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
Puerto Rico. On August 13, 2021, Molina Healthcare of Puerto, Inc. (MHPR) filed a complaint asserting, among other claims, breach of contract against Puerto Rico Health Insurance Administration (ASES). On September 13, 2021, in addition to filing its answer to MHPR’s complaint, ASES filed a counterclaim and a third-party complaint against MHPR and the Company. The counterclaim alleges that MHPR and the Company breached contractual obligations by failing to pay providers and, in addition to damages, seeks various equitable remedies. On October 8, 2021, MHPR filed its reply to the counterclaim, denying all the allegations. This matter is in its early stages, and no prediction can be made as to the outcome. No gain or loss is probable and reasonably estimable with regard to either MHPR’s complaint or the counterclaim of ASES.
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “guidance,” “future,” “anticipates,” “believes,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our 2020 Annual Report on Form 10-K, including without limitation the following:
•the impact of the COVID-19 pandemic and its associated or indirect effects on our business, operations, and financial results, including without limitation the duration of the Public Health Emergency Declaration (“PHE”) and associated suspension in redeterminations, and the potential impact on our workforce or contractors of federal or state vaccine mandates;
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
•our ability to consummate, integrate, and realize benefits from acquisitions, including the completed acquisitions of Magellan Complete Care, Passport, and Affinity, and the announced acquisitions of AgeWell New York and the Medicaid assets of Cigna in Texas;
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
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 21

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
•our exit from Puerto Rico, including the payment in full of our outstanding accounts receivable, the effective run-out of claims, the return of our capital, and the outcome of the claims filed against our Puerto Rico health plan and us by the Puerto Rico Health Insurance Administration, or ASES;
•changes with respect to our provider contracts and the loss of providers;
•approval by state regulators of dividends and distributions by our health plan subsidiaries;
•changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;
•high dollar claims related to catastrophic illness;
•the resolution, favorable or unfavorable, of litigation, arbitration, or administrative proceedings;
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
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 22

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 4.8 million members as of September 30, 2021.
THIRD QUARTER 2021 HIGHLIGHTS
We reported net income of $143 million, or $2.46 per diluted share, for the third quarter of 2021, which reflected the following:
•Membership increase of 0.8 million, or 20%, compared with September 30, 2020, and a 142,000 sequential increase compared to June 30, 2021;
•Premium revenue of $6.8 billion, which increased 43% compared with the third quarter of 2020, reflecting increased organic membership in all lines of business, along with the impact of acquisitions;
•Consolidated medical care ratio (“MCR”) was 88.9%, compared with 85.9% for the third quarter of 2020, and increased due to the net effect of COVID, which increased the MCR by 110 basis points in the third quarter of 2021, but was slightly positive in the third quarter of 2020;
•General and administrative expense (“G&A”) ratio of 7.5%, which increased compared with 7.3% in the third quarter of 2020, reflecting appropriate investments to support our business growth and increased acquisition-related expenses, partially offset by the benefits of revenue growth and continued discipline in cost management; and
•After-tax margin of 2.0%, which met our expectations.
We note the following factors impacting the 2021 third quarter financial results:
•We estimate that the net effect of COVID decreased net income by approximately $1.00 per diluted share in the third quarter of 2021. The net effect of COVID was slightly positive in the third quarter of 2020.
•The net effect of COVID reflects higher COVID inpatient costs, lower COVID-related utilization curtailment and the impact of the COVID risk-sharing corridors, and impacted all our segments.
•We experienced higher than expected membership increases in Marketplace. This improvement resulted from several factors, including strong product design and competitive pricing, better than expected natural attrition rates, and the extended open enrollment period, as described in further detail below in “Trends and Uncertainties.”

Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 23

CONSOLIDATED FINANCIAL SUMMARY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions, except per-share amounts)
Premium revenue	$6,800	$4,768	$19,689	$13,444
Less: medical care costs	6,049	4,098	17,342	11,412
Medical margin	751	670	2,347	2,032
MCR (1)	88.9%	85.9%	88.1%	84.9%

Other revenues:
Premium tax revenue	204	170	576	477
Health insurer fees reimbursed	—	69	—	206
Investment income	20	10	39	48
Other revenue	16	4	58	13

General and administrative expenses	532	368	1,489	1,030
G&A ratio (2)	7.5%	7.3%	7.3%	7.3%

Premium tax expenses	204	170	576	477
Health insurer fees	—	70	—	209
Depreciation and amortization	32	23	96	64
Other	2	3	30	9
Operating income	221	289	829	987
Interest expense	30	27	90	72
Other expense, net	—	—	—	5
Income before income tax expense	191	262	739	910
Income tax expense	48	77	183	271
Net income	$143	$185	$556	$639

Net income per share – Diluted	$2.46	$3.10	$9.51	$10.65

Diluted weighted average shares outstanding	58.5	59.6	58.5	60.0

Other Key Statistics
Ending membership	4.8	4.0	4.8	4.0
Effective income tax rate	24.8%	29.5%	24.7%	29.8%
After-tax margin (3)	2.0%	3.7%	2.7%	4.5%

________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the third quarter of 2021 amounted to $143 million, or $2.46 per diluted share, compared with $185 million, or $3.10 per diluted share, in the third quarter of 2020. We estimate that the net effect of COVID decreased net income by approximately $1.00 per diluted share in the third quarter of 2021. In the third quarter of 2020, the net effect of COVID had a slightly positive impact on earnings.
Operating income of $221 million in the third quarter of 2021, was lower compared with $289 million in the third quarter of 2020.
Net income in the nine months ended September 30, 2021 amounted to $556 million, or $9.51 per diluted share, compared with $639 million, or $10.65 per diluted share, in the nine months ended September 30, 2020. Operating
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 24

income of $829 million in the nine months ended September 30, 2021, was lower compared with $987 million in the nine months ended September 30, 2020.
The decrease in operating income for both periods was mainly due to the increase in MCR, due primarily to the net effect of COVID, partially offset by membership growth and higher premium revenues.
The year-over-year comparison between 2020 and 2021 is significantly impacted by the positive net effect of COVID that characterized the relatively early phases of the pandemic in the second and third quarters of 2020.
Net income per share in the third quarter and nine months ended September 30, 2021 was favorably impacted by the reduction in common shares outstanding as a result of our share repurchases in late 2020 and early 2021. See further discussion in “Liquidity and Financial Condition,” below.
PREMIUM REVENUE
Premium revenue increased $2.0 billion, or 43%, in the third quarter of 2021, when compared with the third quarter of 2020, and increased $6.2 billion, or 46%, in the nine months ended September 30, 2021, when compared with the nine months ended September 30, 2020.
Membership increased by 805,000 compared with September 30, 2020, which mainly reflected organic increases in the Medicaid and Marketplace segments and the impact from the Magellan Complete Care and other acquisitions that closed in the second half of 2020. The increase in premium revenue was net of COVID-related risk corridors that have been enacted in several states beginning in the second quarter of 2020.
MEDICAL CARE RATIO
The consolidated MCR in the third quarter of 2021 was 88.9%, compared with 85.9% in the third quarter of 2020. The net effect of COVID increased the consolidated MCR by approximately 110 basis points in the third quarter of 2021, and reflects higher COVID inpatient costs, lower COVID-related utilization curtailment and the impact of the risk-sharing corridors, and impacted all our segments. In the prior year the net effect of COVID had a slightly favorable impact to the consolidated MCR.
The consolidated MCR in the nine months ended September 30, 2021 was 88.1%, compared with 84.9% in the nine months ended September 30, 2020. Similar to the quarter-to-date consolidated MCR, the increase is due to the net effect of COVID; however, the impacts were varied by segment.
The prior year reserve development in the third quarter and nine months ended September 30, 2021 was modestly favorable, but its impact on earnings was mostly absorbed by the COVID-related risk corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.9% and 3.4% for the third quarter of 2021 and 2020, respectively, and 2.8% and 3.4% for the nine months ended September 30, 2021 and 2020, respectively. The current year ratio decrease was mainly due to changes in business mix resulting from the Magellan Complete Care and other acquisitions closed in the second half of 2020.
INVESTMENT INCOME
Investment income increased to $20 million in the third quarter of 2021, compared with $10 million in the third quarter of 2020, due to higher invested assets and increased realized gains. Investment income decreased to $39 million in the nine months ended September 30, 2021, compared with $48 million in the nine months ended September 30, 2020. The year-over-year decrease was due to the continued low interest rate environment and a temporarily higher allocation in shorter-term invested assets during the COVID-19 pandemic, which was rescinded effective for the second quarter of 2021.
OTHER REVENUE
Other revenue increased to $16 million in the third quarter of 2021, compared with $4 million in the third quarter of 2020, and increased to $58 million in the nine months ended September 30, 2021, compared with $13 million in the nine months ended September 30, 2020. Beginning in the first quarter of 2021, other revenue includes service revenue associated with the long-term services and supports consultative services we now provide in Wisconsin, as a result of our Magellan Complete Care acquisition.
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 25

G&A EXPENSES
The G&A expense ratio increased to 7.5% in the third quarter of 2021, compared with 7.3% in the third quarter of 2020. The G&A expense ratio was 7.3% in the nine months ended September 30, 2021, consistent with the nine months ended September 30, 2020. The year over year comparisons for both periods are impacted by appropriate investments to support our business growth and increased acquisition-related expenses, partially offset by continued discipline in cost management and increased revenues.
HEALTH INSURER FEES (“HIF”)
There were no HIF fees incurred or reimbursed in 2021, because the HIF was repealed effective for years after 2020.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased to $32 million in the third quarter of 2021, compared with $23 million in the third quarter of 2020, and increased to $96 million in the nine months ended September 30, 2021, compared with $64 million in the nine months ended September 30, 2020. The increases in both periods were due primarily to amortization associated with acquisitions completed in the second half of 2020.
Refer to Notes to Consolidated Financial Statements, Note 10, “Segments,” for further information.
OTHER OPERATING EXPENSES
Other operating expenses decreased to $2 million in the third quarter of 2021, compared with $3 million in the third quarter of 2020, and increased to $30 million in the nine months ended September 30, 2021, compared with $9 million in the nine months ended September 30, 2020. Beginning in the first quarter of 2021, other operating expenses include service costs associated with the long-term services and supports consultative services we now provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense increased to $30 million in the third quarter of 2021, compared with $27 million in the third quarter of 2020, and to $90 million in the nine months ended September 30, 2021, compared with $72 million in the nine months ended September 30, 2020, mainly due to the $650 million principal amount of 3.875% Notes issued in the fourth quarter of 2020.
See further details of our financing transactions in Notes to Consolidated Financial Statements, Note 8, “Debt,” and below in “Liquidity and Financial Condition.”
INCOME TAXES
Income tax expense amounted to $48 million in the third quarter of 2021, or 24.8% of pretax income, compared with income tax expense of $77 million, or 29.5% of pretax income in the third quarter of 2020. Income tax expense amounted to $183 million in the nine months ended September 30, 2021, or 24.7% of pretax income, compared with income tax expense of $271 million, or 29.8% of pretax income in the nine months ended September 30, 2020. The effective tax rate is lower in 2021 mainly because the nondeductible HIF was repealed for years after 2020.

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
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 26

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
In addition, the Biden Administration has extended the COVID-19 related PHE. The Biden Administration has indicated the PHE will likely remain in place throughout 2021, and that states will receive 60 days’ notice before the end of the PHE to prepare for the end of emergency authorities and the resumption of pre-PHE rules. This extension of the PHE will continue the suspension in state Medicaid eligibility redeterminations.
Also, President Biden’s January 2021 executive order providing for a three-month Marketplace special enrollment period from February 15, 2021 to May 15, 2021, was extended through August 15, 2021. This SEP has now ended in all of our states except for California, where the state-run exchange intends to keep it in place for the remainder of the 2021 benefit year, which ends on December 31, 2021.
Due to the uncertainty as to the duration and breadth of the pandemic, we are unable to reasonably estimate the ultimate impact of the economic stabilization and other programs to our business, financial condition, and operating results.
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we have added over 700,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, at least through mid-January 2022.
Marketplace revenue growth is now expected to be over 90% in 2021, and we expect to end 2021 with approximately 680,000 members.
The current rate environment is stable and rational. We continue to believe that the risk-sharing corridors previously introduced are related to the declared PHE and will likely be eliminated as the COVID pandemic subsides. However, the risk corridors continue to contribute an added level of variability to our results of operations. In the third quarter and the nine months ended September 30, 2021, we recognized approximately $17 million and $183 million, respectively, for the impact of risk corridors enacted in several states beginning in the second quarter of 2020, in response to the lower utilization of medical services resulting from COVID-19.
It is possible that certain states could change the structure of existing risk corridors, implement new risk corridors in the future or discontinue existing risk corridors. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Medical Care Costs
We expect continued uncertainty regarding utilization trends as the pandemic continues. The speed and extent to which utilization rebounds will be greatly impacted by the economy and consumer behavior, provider capacity, and the potential resurgence of COVID-19 infection rates. We believe that some portion of the utilization curtailment experienced in the nine months ended September 30, 2021 is likely the result of service deferrals, and so these services will likely be provided to members over the remainder of the year.
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
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 27

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
OTHER RECENT DEVELOPMENTS
New York Acquisition—Medicaid. On October 25, 2021, we closed on our acquisition of substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York. The net purchase price for the transaction is approximately $380 million, net of certain tax benefits and allocation of required regulatory capital, which we funded with cash on hand.
New York Acquisition—Medicaid. On October 7, 2021, we announced a definitive agreement to acquire the Medicaid Managed Long Term Care business of AgeWell New York. As of August 31, 2021, AgeWell served approximately 13,000 managed long-term services and supports members, with full-year 2020 premium revenue of approximately $700 million. The purchase price for the transaction is approximately $110 million, net of certain tax benefits and target allocation of required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close by the third quarter of 2022.
Nevada Procurement—Medicaid. On August 17, 2021, we announced that our Nevada health plan subsidiary was selected as an awardee in Clark and Washoe Counties. This new contract is expected to commence on January 1, 2022, and will offer health coverage to TANF, CHIP and Medicaid Expansion beneficiaries. The four year contract with a possible two year extension was ratified in September 2021.
California Procurement—Medicaid. The state currently expects a final RFP to be released in February 2022.
Texas Acquisition—Medicaid and Medicare. On April 22, 2021, we announced a definitive agreement to acquire Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. As of December 31, 2020, Cigna served approximately 48,000 members in the Texas ABD program, also known as “STAR+PLUS,” in the Hidalgo, Tarrant and Northeast service areas, and approximately 2,000 MMP members in the Hidalgo service area, with full year 2020 premium revenue of approximately $1.0 billion. The purchase price for the transaction is approximately $60 million, which we intend to fund with cash on hand. The transaction is subject to the receipt of applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close in January 2022.
Ohio Procurement—Medicaid. On April 13, 2021, we announced that our Ohio health plan subsidiary was selected as an awardee in all three regions across the state pursuant to the Medicaid managed care request for award issued on September 30, 2020, by the Ohio Department of Medicaid. This new contract is expected to begin July 1, 2022, and will offer health care coverage to Medicaid beneficiaries through the state of Ohio’s Covered Family and Children, Expansion, and ABD programs.
For a discussion of additional segment trends, uncertainties and other developments, refer to our 2020 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”

Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 28

REPORTABLE SEGMENTS
As of September 30, 2021, we served approximately 4.8 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
The key metrics used to assess the performance of our Medicaid, Medicare, and Marketplace segments are premium revenue, medical margin and medical care ratio (“MCR”). MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying medical margin, or the amount earned by the Medicaid, Medicare, and Marketplace segments after medical costs are deducted from premium revenue, represents the most important measure of earnings reviewed by management, and is used by our chief executive officer to review results, assess performance, and allocate resources. The key metric used to assess the performance of our Other segment is service margin. The service margin is equal to service revenue minus cost of service revenue.
Management’s discussion and analysis of the change in medical margin is discussed below under “Segment Financial Performance.” For more information, see Notes to Consolidated Financial Statements, Note 10, “Segments.”
SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	September 30,	December 31,	September 30,
	2021 (1)	2020	2020
Medicaid	3,981,000	3,599,000	3,595,000
Medicare	138,000	115,000	113,000
Marketplace	719,000	318,000	325,000
Total	4,838,000	4,032,000	4,033,000

____________________
(1)Approximately 200,000 members, from the Magellan Complete Care acquisition that closed on December 31, 2020, are included in the totals as of September 30, 2021, but not in prior periods.

Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 29

SEGMENT FINANCIAL PERFORMANCE
The following tables summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2021			2020
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$5,146	$532	89.6%	$3,754	$509	86.4%
Medicare	875	151	82.8	632	91	85.6
Marketplace	779	68	91.3	382	70	81.6
Total	$6,800	$751	88.9%	$4,768	$670	85.9%

	Nine Months Ended September 30,
	2021			2020
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$15,020	$1,687	88.8%	$10,415	$1,427	86.3%
Medicare	2,488	329	86.8	1,896	333	82.4
Marketplace	2,181	331	84.8	1,133	272	76.0
Total	$19,689	$2,347	88.1%	$13,444	$2,032	84.9%

Medicaid
Medicaid premium revenue increased $1,392 million in the third quarter of 2021, when compared with the third quarter of 2020. Medicaid premium revenue increased $4,605 million in the nine months ended September 30, 2021, when compared with the nine months ended September 30, 2020. The increase in both periods was mainly due to membership growth and the impact from the Magellan Complete Care and other acquisitions closed in the second half of 2020. Excluding the acquisitions, the membership growth was across several states and was mainly driven by the extension of the PHE period and the associated suspension of membership redeterminations due to COVID-19. The overall increase was partially offset by the impact of state risk corridors stemming from COVID-19.
As described above in “Trends and Uncertainties,” we recognized approximately $17 million and $183 million in the third quarter and nine months ended September 30, 2021, respectively, for the impact of risk corridors enacted in several states beginning in the second quarter of 2020, in response to the lower utilization of medical services resulting from COVID-19.
The medical margin in our Medicaid program increased $23 million in the third quarter of 2021 when compared with the third quarter of 2020. The increase in margin was driven by increased premium revenues, partially offset by the MCR increase discussed below. The medical margin in our Medicaid program increased $260 million in the nine months ended September 30, 2021 when compared with the nine months ended September 30, 2020. The increase was driven by increased premium revenues and margin associated with the membership growth discussed above, partially offset by the MCR increase discussed below.
The Medicaid MCR increased to 89.6% in the third quarter of 2021, from 86.4% in the third quarter of 2020, and increased to 88.8% in the nine months ended September 30, 2021, from 86.3% in the nine months ended September 30, 2020. The increase for both periods is mainly driven by the net effect of COVID and changes in business mix. The net effect of COVID increased the MCR for the current year and reflects an increase in COVID-related inpatient costs, lower COVID-related utilization curtailment and the impact of the COVID-related risk corridors enacted in several states as previously disclosed. In the prior year the net effect of COVID decreased the MCR.
Medicare
Medicare premium revenue increased $243 million in the third quarter of 2021 compared to the third quarter of 2020 and increased $592 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to the impact of the Magellan Complete Care acquisition, including higher membership and higher premium revenue PMPM.
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 30

The medical margin for Medicare increased $60 million in the third quarter of 2021 and decreased $4 million in the nine months ended September 30, 2021, when compared to the same periods in 2020. The year-over-year changes in margin are driven by an increase in premium revenue and changes in the MCR.
The Medicare MCR decreased to 82.8% in the third quarter of 2021, from 85.6% in the third quarter of 2020, mainly due to a favorable impact from the net effect of COVID, including utilization curtailment and corridor related adjustments. The Medicare MCR increased to 86.8% in the nine months ended September 30, 2021, compared to 82.4% in the nine months ended September 30, 2020, primarily driven by the net effect of COVID, including higher direct COVID medical costs, and the temporary industry-wide challenge of risk scores that do not fully reflect the acuity of our membership. COVID-related utilization curtailment drove a lower MCR for the nine months ended September 30, 2020.
Marketplace
Marketplace premium revenue increased $397 million in the third quarter of 2021 compared to the third quarter of 2020 and increased $1,048 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was mainly due to higher membership, partially offset by a decrease in premium revenue PMPM. Our Marketplace membership as of September 30, 2021, amounted to 719,000 members, representing growth of 81,000 members sequentially compared to June 30, 2021, and substantially exceeding our expectations. This improvement resulted from several factors, including strong product design and competitive pricing, better than expected natural attrition rates, and the extended open enrollment period. The decrease in premium revenue PMPM was mainly driven by changes in business mix, with an increase of members in the bronze metal tier.
The Marketplace medical margin decreased $2 million in the third quarter of 2021 when compared with the third quarter of 2020, due to the increase in the MCR, partially offset by the impact of increased premium revenue. The Marketplace medical margin increased $59 million in the nine months ended September 30, 2021 when compared with the nine months ended September 30, 2020, primarily due to the increase in membership and premiums, mostly offset by an increase in the MCR compared to 2020.
The Marketplace MCR increased to 91.3% in the third quarter of 2021, compared to 81.6% in the third quarter of 2020, and increased to 84.8% in the nine months ended September 30, 2021, compared to 76.0% in the nine months ended September 30, 2020. The increase for both periods resulted mainly from higher direct COVID medical costs, due to continued COVID utilization pressure in many of our Marketplace geographies, and non-COVID utilization by members enrolled through the special enrollment period.
Other
The Other segment includes service revenues and costs associated with the long-term services and supports consultative services we now provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for the third quarter and nine months ended September 30, 2021 and 2020.

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
A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 31

general corporate purposes. In the third quarter and nine months ended September 30, 2021, the parent company received $127 million and $346 million, respectively, in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
The parent company may also contribute capital to the regulated health plan subsidiaries to satisfy minimum statutory net worth requirements, including funding for newer health plans. In the third quarter and nine months ended September 30, 2021, the parent company contributed capital of $23 million and $110 million, respectively, to the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $703 million and $644 million as of September 30, 2021, and December 31, 2020, respectively. The increase as of September 30, 2021, was mainly due to the dividends received from the regulated health plan subsidiaries in the nine months ended September 30, 2021, partially offset by the capital contributed to regulated health plan subsidiaries and our share repurchase program. In the first quarter of 2021, we purchased an aggregate of approximately 577,000 shares for $122 million, and we also paid $6 million to settle shares purchased in late December 2020.
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
Cash Flow Activities
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2021	2020	Change

	(In millions)
Net cash provided by operating activities	$1,522	$599	$923
Net cash (used in) provided by investing activities	(1,106)	98	(1,204)
Net cash (used in) provided by financing activities	(204)	61	(265)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$212	$758	$(546)

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
Net cash provided by operations for the nine months ended September 30, 2021 was $1,522 million, compared with $599 million in the nine months ended September 30, 2020. The $923 million increase in cash flow was due to the growth in operations and the net impact of timing differences in government receivables and payables.
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 32

Investing Activities
Net cash used in investing activities was $1,106 million in the nine months ended September 30, 2021, compared with $98 million provided by investing activities in the nine months ended September 30, 2020, a decrease in cash flow of $1,204 million. This decrease in cash flow was primarily due to increased purchases of investments in the nine months ended September 30, 2021.
Financing Activities
Net cash used in financing activities was $204 million in the nine months ended September 30, 2021, compared with $61 million provided by financing activities in the nine months ended September 30, 2020, a decrease in cash flow of $265 million. In the nine months ended September 30, 2021, financing cash outflows included common stock purchases of $128 million and $52 million for common stock withheld to settle employee tax obligations. Additionally, we paid $23 million to settle contingent consideration liabilities relating to our Kentucky Passport acquisition that closed in 2020, $20 million of which has been presented as a financing cash outflow. In the nine months ended September 30, 2020, financing cash inflows included $380 million borrowed under the term loan facility and net proceeds of $189 million related to the repayment of the term loan facility and issuance of senior notes. This was offset by financing cash outflows related to common stock purchases of $453 million, common stock withheld to settle employee tax obligations of $8 million, and other financing outflows of $47 million.

FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under the Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at September 30, 2021, our working capital was $3.3 billion, compared with $2.9 billion at December 31, 2020. At September 30, 2021, our cash and investments amounted to $7.4 billion, compared with $6.2 billion at December 31, 2020.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $1.9 billion at September 30, 2021, compared with $1.5 billion at December 31, 2020. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of September 30, 2021, was approximately $182 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of September 30, 2021, management believes that our regulated wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
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
In addition, the indentures governing each of our outstanding high-yield senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of September 30, 2021, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 33

FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Potential Impact of COVID-19 Pandemic. Excluding acquisitions and our exit from Puerto Rico, we have added over 700,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, at least through mid-January 2022.
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
Credit Agreement Borrowing Capacity. As of September 30, 2021, we had available borrowing capacity of $1 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as our consolidated net leverage ratio is not greater than a defined maximum. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In September 2021, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program immediately supersedes the stock purchase program previously approved by our board of directors in September 2020. This new program will be funded with cash on hand and extends through December 31, 2022. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of October 28, 2021, $500 million remained available to purchase our common stock under this program through December 31, 2022.
Acquisitions. On October 25, 2021, we closed on our acquisition of substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York. The net purchase price for the transaction is approximately $380 million, net of certain tax benefits and allocation of required regulatory capital, which we funded with cash on hand.
On October 7, 2021, we announced a definitive agreement to acquire the Medicaid Managed Long Term Care business of AgeWell New York. As of August 31, 2021, AgeWell served approximately 13,000 managed long-term services and supports members, with full-year 2020 premium revenue of approximately $700 million. The purchase price for the transaction is approximately $110 million, net of certain tax benefits and target allocation of required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close by the third quarter of 2022.
On April 22, 2021, we announced a definitive agreement to acquire Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. As of December 31, 2020, Cigna served approximately 48,000 members in the Texas ABD program, also known as “STAR+PLUS,” in the Hidalgo, Tarrant and Northeast service areas, and approximately 2,000 MMP members in the Hidalgo service area, with full year 2020 premium revenue of approximately $1.0 billion. The purchase price for the transaction is approximately $60 million, which we intend to fund with cash on hand. The transaction is subject to the receipt of applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close in January 2022.
Potential Impact of COVID-19 Pandemic. As described above in “Trends and Uncertainties,” we have been subject to Medicaid risk corridors as a result of the pandemic. Beginning in 2020, through September 30, 2021, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 34

retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. For the three and nine months ended September 30, 2021, we recognized approximately $17 million and $183 million, respectively, related to such risk corridors, primarily in the Medicaid segment.
It is possible that certain states could change the structure of existing risk corridors, implement new risk corridors in the future or discontinue existing risk corridors. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
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
There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2021.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the nine months ended September 30, 2021 there have been no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2020 Annual Report on Form 10-K.
•Contractual provisions that may adjust or limit revenue or profit. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Quality incentives. In the nine months ended September 30, 2021, there have been no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2020 Annual Report on Form 10-K.
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

Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 35

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2021, the fair value of our fixed income investments would decrease by approximately $67 million. Declines in interest rates over time will reduce our investment income.
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
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 11, “Commitments and Contingencies.”

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision with respect to our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the caption “Risk Factors,” in our 2020 Annual Report on Form 10-K. The risk factors described in our 2020 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, results of operations, or stock price.

Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 36

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the third quarter of 2021, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	2,000	$256.05	—	$219,000,000
August 1 - August 31	—	$—	—	$219,000,000
September 1 - September 30	—	$—	—	$500,000,000
Total	2,000	$256.05	—

_______________________
(1)During the third quarter of 2021, we withheld approximately 2,000 shares of common stock, to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to Note 9, “Stockholders' Equity.”
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 37

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
10.1	Amended and Restated Employment Agreement, effective as of September 8, 2021, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed September 9, 2021.
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith.

Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	October 28, 2021	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 28, 2021	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. September 30, 2021 Form 10-Q | 39