Form 10-K
period 2021-12-31
MOLINA HEALTHCARE, INC.
filed 2022-02-14
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of our most recently completed second fiscal quarter, was approximately $14.7 billion (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2021).
As of February 11, 2022, approximately 58,400,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be held on May 4, 2022, are incorporated by reference into Part III of this Form 10-K, to the extent described therein.

MOLINA HEALTHCARE, INC. 2021 FORM 10-K
TABLE OF CONTENTS

		Page

Part I
Item Number
1.	Business	3

1A.	Risk Factors	18

1B.	Unresolved Staff Comments	Not Applicable.

2.	Properties	31

3.	Legal Proceedings	31

4.	Mine Safety Disclosures	Not Applicable.

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31

6.	[Reserved]	Not Applicable.

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

7A.	Quantitative and Qualitative Disclosures About Market Risk	47

8.	Financial Statements and Supplementary Data	48

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable.

9A.	Controls and Procedures	86

9B.	Other Information	90

9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable.

Part III

10.	Directors, Executive Officers and Corporate Governance	90

11.	Executive Compensation	90

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90

13.	Certain Relationships and Related Transactions, and Director Independence	90

14.	Principal Accountant Fees and Services	90

Part IV

15.	Exhibits and Financial Statement Schedules	91

16.	Form 10-K Summary	Not Applicable.
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
•our ability to consummate, integrate, and realize benefits from acquisitions, including the completed acquisitions of Magellan Complete Care, Passport, Affinity, and the Medicaid assets of Cigna in Texas, and the announced acquisition of AgeWell New York;
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
Molina Healthcare, Inc. 2021 Form 10-K | 1

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
Molina Healthcare, Inc. 2021 Form 10-K | 2

OVERVIEW
ABOUT MOLINA HEALTHCARE
Molina Healthcare, Inc., a FORTUNE 500 company (currently ranked 155), provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Molina was founded in 1980 as a provider organization serving low-income families in Southern California. We were originally organized in California as a health plan holding company and reincorporated in Delaware in 2002. We served approximately 5.2 million members as of December 31, 2021, located across 18 states.
Our business footprint, as of December 31, 2021, is illustrated below.
FINANCIAL HIGHLIGHTS

	2021	2020
	(Dollars in millions, except per-share amounts)

Premium Revenue	$26,855	$18,299
Total Revenue	$27,771	$19,423
Medical Care Ratio (“MCR”) (1)	88.3%	86.5%
After-Tax Margin (2)	2.4%	3.5%
Net Income per Diluted Share	$11.25	$11.23
_______________________
(1)Medical care ratio represents medical care costs as a percentage of premium revenue.
(2)After-tax margin represents net income as a percentage of total revenue.
Molina Healthcare, Inc. 2021 Form 10-K | 3

OUR SEGMENTS
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
Refer to Notes to Consolidated Financial Statements, Note 16, “Segments,” for further information, including segment revenue and profit information.
SEGMENT MEMBERSHIP
The following table summarizes our membership by segment as of the dates indicated:

	As of December 31,
	2021	2020
Medicaid	4,329,000	3,599,000
Medicare	142,000	115,000
Marketplace	728,000	318,000
Total (1)	5,199,000	4,032,000
____________________
(1)Approximately 200,000 members, from the Magellan Complete Care acquisition that closed on December 31, 2020, are not included in the totals as of December 31, 2020.

MISSION
We improve the health and lives of our members by delivering high-quality healthcare.
VISION
We will distinguish ourselves as the low-cost, most effective and reliable health plan delivering government-sponsored care.
STRATEGY
Our growth strategy continues to be anchored by our capital allocation priorities: first, organic growth of our core businesses by growing with new state procurement opportunities, retaining existing contracts, increasing market share in current service areas and pursuing carve-in opportunities; second, inorganic growth through accretive acquisitions; third, programmatically returning excess capital to shareholders, for example, in the form of targeted share repurchase programs; and fourth, strong MCR and general and administrative (“G&A”) management to drive attractive and sustainable margins. We are a pure-play government managed care business with synergistic segments and are committed to our core business. The key capabilities that enable our growth strategy follow:
Low-Cost: We provide low-cost health plans to our state customers for Medicaid, and to our members in the Medicare-Medicaid Plan (“MMP”) and Marketplace programs.
High Quality and Appropriate Access to Care: We provide our members effective and appropriate access to care at the right time and in the right setting.
Reliable Service and Seamless Experience: We offer our state customers, members, and providers reliable service and a seamless experience.
Strong Capital Foundation: We have a strong balance sheet that provides a foundation for stability and growth.
Right Management Team to Execute on our Growth Strategy: We have an accountable performance driven culture and a proven industry-leading team with over 20 decades of experience.
Molina Healthcare, Inc. 2021 Form 10-K | 4

Committed to Building Future Capabilities: We are building capabilities that include, but are not limited to, complex care management, scalable and agile technology infrastructure, and advanced data analytics.
KEY DEVELOPMENTS
Presented below are key recent developments and accomplishments relating to progress on our growth strategy:
New York Acquisition—Medicaid. On October 25, 2021, we closed on our acquisition of substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York. As a result, we added approximately 310,000 members in New York.
New York Acquisition—Medicaid. On October 7, 2021, we announced a definitive agreement to acquire the Medicaid Managed Long Term Care business of AgeWell New York (“AgeWell”). As of August 31, 2021, AgeWell served approximately 13,000 managed long-term services and supports members, with full-year 2020 premium revenue of approximately $700 million. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close by the third quarter of 2022.
Nevada Procurement—Medicaid. On August 17, 2021, we announced that our Nevada health plan subsidiary was selected as an awardee in Clark and Washoe Counties. This new contract commenced on January 1, 2022, and offers health coverage to TANF, CHIP and Medicaid Expansion beneficiaries. The four-year contract with a possible two-year extension was ratified in September 2021.
Texas Acquisition—Medicaid and Medicare. On January 1, 2022, we closed on our acquisition of Cigna Corporation’s Texas Medicaid and MMP contracts, along with certain operating assets.
Arizona, Virginia, Florida, Wisconsin, New York and Massachusetts. On December 31, 2020, we closed on the acquisition of Magellan Complete Care (“MCC”), a managed care organization serving members in six states, including Medicaid members in Arizona and statewide in Virginia, and Integrated Acute Care members in Florida. Through its Senior Whole Health branded plans, MCC provides fully integrated plans for Medicaid and Medicare dual beneficiaries in Massachusetts, as well as Managed Long-Term Care in New York. MCC also provides consultative services to participants who self-direct their care through Wisconsin’s long-term services and supports (“LTSS”) program. As a result, we added approximately 200,000 members in managed care plans and 25,000 LTSS program participants in Wisconsin.
Continued management of our cash, investments, and capital structure is enabling us to meet the short- and long-term objectives and obligations of our business while maintaining liquidity and financial flexibility. We have continued to execute a capital plan that has produced a strong and stable balance sheet, with a simplified capital structure, which resulted in the following accomplishments in 2021:
•In November 2021, we completed the private offering of $750 million aggregate principal amount of 3.875% senior notes due 2032. We used approximately $725 million of the net proceeds from this offering to redeem the entire $700 million outstanding principal amount of the 5.375% Notes due 2022 and to pay related fees and expenses. We intend to use the remaining net proceeds of this offering for general corporate purposes, which may include repayment of indebtedness, share repurchases, funding for acquisitions, capital expenditures, additions to working capital and capital contributions to our health plan subsidiaries to meet statutory requirements in new or existing states.
•In September 2021, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program immediately supersedes the stock purchase program previously approved by our board of directors in September 2020. This new program will be funded with cash on hand and extends through December 31, 2022. The exact timing and amount of any repurchase will be determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price and timing under applicable law.

Molina Healthcare, Inc. 2021 Form 10-K | 5

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
The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage (“FMAP”). A state’s FMAP is calculated annually and varies inversely with average personal income in the state. The approximate average FMAP across all jurisdictions is currently 66%, and currently ranges from a federally established FMAP floor of 56% to as high as 85%. See further discussion regarding the FMAP below in “COVID-19 Pandemic—Federal Economic Stabilization and Other Programs.”
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
Status of Significant Contracts
Our consolidated Medicaid premium revenue constituted 74% of our total revenue in the year ended December 31, 2021. Our Medicaid contracts with each of the states of California, Ohio, Texas and Washington accounted for approximately 10% or more of our consolidated Medicaid premium revenues in each of the years ended December 31, 2021, and 2020. The current status of each of these contracts is described below.
California. Our managed care contracts with the California Department of Health Care Services (“DHCS”) cover six regions in northern and southern California (including Los Angeles County, California, as a subcontractor to another health plan holding a direct contract with the state). These contracts are effective through December 31, 2022, which we expect to be renewed annually until the effectiveness of new forms of contract following RFP awards. DHCS released the Medicaid RFP in early February 2022, for implementation in January 2024. Our California Medicaid contracts represented premium revenue of approximately $1,978 million, or 10%, of our consolidated Medicaid premium revenue in 2021.
Molina Healthcare, Inc. 2021 Form 10-K | 6

Ohio. On April 13, 2021, we announced that our Ohio health plan subsidiary was selected as an awardee in all three regions across the state pursuant to the Medicaid managed care request for application issued on September 30, 2020, by the Ohio Department of Medicaid. This new contract is expected to begin July 1, 2022, and will offer health care coverage to Medicaid beneficiaries through the state of Ohio’s Covered Family and Children, Expansion, and ABD programs. Our Ohio Medicaid contract represented approximately $2,308 million, or 11%, of our consolidated Medicaid premium revenue in 2021.
Texas. In March 2020, the Texas Health and Human Services Commission (“HHSC”) notified our Texas health plan that our protest was upheld and HHSC was canceling all October 2019 awarded contracts associated with the re-procurement for the ABD program (known in Texas as “STAR+PLUS”). In addition, HHSC canceled the pending re-procurement associated with the TANF and CHIP programs (known in Texas as “STAR/CHIP”). HHSC has indicated that the STAR+PLUS RFP will be posted in early 2022, with awards estimated to be announced in the third or fourth quarter of 2022, and start of operations in the second half of 2023. HHSC has also indicated that the STAR/CHIP RFP will be posted in the third or fourth quarter of 2022, with awards estimated to be announced in mid-2023, and start of operations in mid-2024. Our Texas Medicaid contracts represented approximately $2,158 million, or 11%, of consolidated Medicaid premium revenue in 2021.
Washington. Our managed care contract with the Washington State Health Care Authority (“HCA”) covers all ten regions of the state’s Apple Health Integrated Managed Care program, and is effective through December 31, 2021. HCA has exercised its renewal option for at least one year, through December 31, 2022. Our Washington Medicaid contract represented approximately $3,939 million, or 19%, of consolidated Medicaid premium revenue in 2021.
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
Molina Healthcare, Inc. 2021 Form 10-K | 7

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
Status of MMP Contracts
Our California and Ohio MMP contracts are effective through December 31, 2022, which represented aggregate premium revenue of approximately $812 million in 2021. Our Illinois, Michigan, South Carolina and Texas MMP contracts are effective through December 31, 2023, which represented aggregate premium revenue of approximately $987 million in 2021.
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
MARKETPLACE
Overview
Effective January 1, 2014, the Affordable Care Act (“ACA”) authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase federally subsidized health insurance. We offer Marketplace plans in many of the states where we offer Medicaid health plans. Our plans allow our Medicaid members to stay with their providers as they transition between Medicaid and the Marketplace. Additionally, our plans remove financial barriers to quality care and seek to minimize members' out-of-pocket expenses. In 2022, we are participating in the Marketplace in all our markets except New York, Nevada and the Magellan Complete Care markets in Arizona, Massachusetts, and Virginia.
We expect Marketplace enrollment to decrease by approximately 66% in 2022, to a total of 250,000 members by the end of the year. This would represent an estimated premium revenue decline of approximately 38% in 2022, and is in line with our product and pricing strategy to achieve our target margins in this business.
Contracts
We enter into contracts with CMS annually for the state Marketplace programs. These contracts have a one-year term ending on December 31, and must be renewed annually.
Other Developments
Special Enrollment Period. In January 2021, President Biden issued the Executive Order on Strengthening Medicaid and the Affordable Care Act. As a result of the order, a new three-month special enrollment period was launched to allow uninsured and under-insured individuals to obtain Marketplace coverage. The special enrollment period was initially open from February 15, 2021 to May 15, 2021, and then extended through August 15, 2021. This special enrollment period has now ended in all of our states.
Molina Healthcare, Inc. 2021 Form 10-K | 8

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
BASIS FOR PREMIUM RATES
The following table presents our consolidated premium revenue by program for the periods indicated:

	Year Ended December 31,
	2021	2020

	(In millions)
Medicaid	$20,461	$14,265
Medicare	3,361	2,512
Marketplace	3,033	1,522
Total	$26,855	$18,299
Medicaid
Under our Medicaid contracts, state government agencies pay our health plans fixed PMPM rates that vary by state, line of business, demographics and, in most instances, health risk factors. CMS requires these rates to be actuarially sound. In exchange for the payment received, Molina arranges, pays for, and manages healthcare services provided to Medicaid beneficiaries. Therefore, our health plans are at risk for the medical costs associated with their members’ healthcare. Payments to us under each of our Medicaid contracts are subject to each state’s annual appropriation process. The amount of the premiums paid to our health plans may vary substantially between states and among various government programs. For the year ended December 31, 2021, Medicaid program PMPM premium revenues ranged from $170.00 to $1,580.00.
Medicare
Under Medicare Advantage, managed care plans contract with CMS to provide benefits in exchange for a fixed PMPM premium payment that varies based on health plan star rating and member demographics, including county residence and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed PMPM premium payment. Amounts payable to us under the Medicare Advantage contracts are subject to annual revision by CMS, including any federal budget cuts or tax changes applicable to Medicare. We elect to participate in each Medicare service area or region on an annual basis. Medicare Advantage premiums paid to us are subject to federal government reviews and audits which can result, and have resulted, in retroactive and prospective premium adjustments. Compared with our Medicaid plans, Medicare Advantage and MMP contracts generate higher average PMPM revenues and healthcare costs. For the year ended December 31, 2021, Medicare program PMPM premium revenues ranged from $1,090.00 to $3,270.00.
Marketplace
For Marketplace, we develop each state’s premium rates during the spring of each year for policies effective in the following calendar year. Premium rates are based on our estimates of utilization of services and unit costs, anticipated member risk acuity and related federal risk adjustment transfer amounts, and non-benefit expenses such as administrative costs, taxes, and fees. The premium rates are filed for approval with the various state and
Molina Healthcare, Inc. 2021 Form 10-K | 9

federal authorities in accordance with the rules and regulations applicable to the ACA individual market, including, but not limited to, minimum loss ratio thresholds and adjustments for permissible rate variations by age, geographic area, and variations in plan design. In the year ended December 31, 2021, Marketplace program PMPM premium revenues ranged from $330.00 to $590.00.

COVID-19 PANDEMIC
As the COVID-19 pandemic continues to evolve, its ultimate impact to our business, results of operations, financial condition and cash flows is uncertain and difficult to predict. Specific trends and uncertainties related to our health plans follow.
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
•Funding for Medicaid and CHIP COVID-19 vaccines and treatment to be matched at 100% of the FMAP;
•Incentives for states that have not expanded Medicaid to do so;
•State flexibility to extend Medicaid eligibility to women for 12 months postpartum;
•A temporary 10% FMAP increase for states to improve Medicaid home- and community-based services for one year; and
•An increase to the ACA Marketplace premium subsidies for 2021 and 2022.
In addition, effective January 16, 2022, the Biden Administration extended the COVID-19 related PHE, which, among other things, continues the suspension in state Medicaid eligibility redeterminations for at least 90 days. The PHE will remain in effect until April 16, 2022, unless earlier extended.
Also, President Biden’s January 2021 executive order providing for a three-month Marketplace special enrollment period from February 15, 2021 to May 15, 2021, was extended through August 15, 2021. This special enrollment period has now ended in all of our states.
Due to the uncertainty as to the duration and breadth of the pandemic, we are unable to reasonably estimate the ultimate impact of the economic stabilization and other programs to our business, financial condition, and operating results.
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we have added approximately 750,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, at least through mid-April 2022.
Marketplace revenue growth was 99% in 2021, and we ended 2021 with 728,000 members, an increase of 129% compared to December 31, 2020. The growth was partially driven by the special enrollment period discussed above.
The current rate environment is stable and rational. We continue to believe that the risk-sharing corridors previously introduced are related to the declared PHE and will likely be eliminated as the COVID pandemic subsides. However, the risk corridors continue to contribute an added level of variability to our results of operations. In the year ended December 31, 2021, we recognized approximately $323 million for the impact of risk corridors enacted in several states beginning in the second quarter of 2020, in response to the lower utilization of medical services resulting from COVID-19. Approximately $564 million was recognized in 2020 related to these COVID-related risk corridors.
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
Molina Healthcare, Inc. 2021 Form 10-K | 10

Medical Care Costs
We expect continued uncertainty regarding utilization trends as the pandemic continues. The speed and extent to which utilization rebounds will be greatly impacted by the economy and consumer behavior, provider capacity, and the recent resurgence of COVID-19 infection rates. We believe that some portion of the utilization curtailment experienced in the year ended December 31, 2021 is likely the result of service deferrals, which will likely be provided to members over the upcoming year.
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
AFFORDABLE CARE ACT
Status of Constitutionality Court Case
In December 2018, a federal judge in Texas held that the individual mandate of the Affordable Care Act (the “ACA”) and thus the entire ACA, is unconstitutional. On appeal, in December 2019, a three-judge panel of the Fifth Circuit Court of Appeal, in a two to one decision, affirmed the District Court’s ruling that the individual mandate is unconstitutional, but remanded the case back to the District Court for further consideration of the severability issue. The intervenor defendant states led by California subsequently appealed the case to the U.S. Supreme Court, and the Supreme Court heard oral arguments in the case on November 10, 2020. In June 2021, the Supreme Court held in a 7-2 opinion that the states and individuals that brought the lawsuit challenging the ACA’s individual mandate did not have standing to challenge the law. Although the Supreme Court did not reach the merits of the challenge, it vacated the District Court’s judgment and remanded the case with instructions to dismiss—effectively ending the case. There are no changes to our business as a result of the decision.
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
•Providing for insurance plans that offer fewer and less extensive health insurance benefits than under the ACA’s essential health benefits package, including broader use of catastrophic coverage plans, or short-
Molina Healthcare, Inc. 2021 Form 10-K | 11

term health insurance;
•Establishing and funding high risk pools or reinsurance programs for individuals with chronic or high cost conditions; and
•Allowing insurers to sell insurance across state lines.
The passage of any of these changes or other reforms could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
CORPORATE TAX REFORM
Recent proposals related to corporate tax reform propose raising corporate taxes, among other things. Some proposed reforms could have a material impact on our future results of operations. We will continue to monitor developments.

OPERATIONS
QUALITY
Our long-term success depends, to a significant degree, on the quality of the services we provide. As of December 31, 2021, 13 of our health plans were accredited by the National Committee for Quality Assurance (“NCQA”), of which 12 of those health plans also received the Multicultural Health Care Distinction, which is awarded to organizations that meet or exceed NCQA’s rigorous requirements for multicultural healthcare.
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

State	NCQA Accreditation	Medicare Star Rating 2020
California	Marketplace, Medicaid	★★★½
Florida	Marketplace, Medicaid	★★★☆
Illinois	Medicaid	
Michigan	Marketplace, Medicaid	★★★½
New Mexico	Marketplace	★★★½
Ohio	Marketplace, Medicaid	★★★½
South Carolina	Medicaid	★★★½
Texas	Marketplace, Medicaid	★★★☆
Utah	Medicaid	★★★½
Virginia	Medicaid	
Washington	Marketplace, Medicaid	★★★½
Wisconsin	Medicaid	★★★½

Molina Healthcare, Inc. 2021 Form 10-K | 12

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
Molina Healthcare, Inc. 2021 Form 10-K | 13

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
Medical Cost Management
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
We have partnered with third parties to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. In 2019, we entered into an agreement with a third-party vendor who manages certain of our information technology services including, among other things, our infrastructure operations, end-user services, data centers, public cloud and application management. As a result of the agreement, we were able to reduce our administrative expenses, while improving the reliability of our information technology functions, and maintain targeted levels of service and operating performance. A portion of these services are provided on our premises, while other portions of the services are performed at the vendor’s facilities.
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
Molina Healthcare, Inc. 2021 Form 10-K | 14

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
Molina Healthcare, Inc. 2021 Form 10-K | 15

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
The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the HHS Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law are brought by a private individual, known as a relator, on behalf of the government. A relator who brings a successful qui tam lawsuit can receive 15 to 30 percent of the damages the government recovers from the defendants, which damages are trebled under the False Claims Act. Because of these financial inducements offered to plaintiffs, qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to incur the costs of having to defend false claims actions, many of which are spurious and without merit. In addition, meritorious false claims actions could result in fines, or debarment from the Medicare, Medicaid, or other state or federal healthcare programs.
LICENSING AND SOLVENCY
Our health plans are generally licensed by the insurance departments in the states in which they operate, except the following: our California health plan is licensed by the California Department of Managed Health Care; one of our New York health plans is licensed as a prepaid health services plan by the New York State Department of Health; and our Massachusetts health plan acquired on December 31, 2020, is regulated as a risk-bearing entity by the Massachusetts Executive Office of Health and Human Services.
Our health plans are subject to stringent requirements to maintain a minimum amount of statutory capital determined by statute or regulation, and restrictions that limit their ability to pay dividends to us. For further information, refer to the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”

HUMAN CAPITAL
As of December 31, 2021, we had nearly 14,000 employees. This includes over 2,600 employees we onboarded through the acquisitions of Magellan Complete Care, Passport, Evolent and Affinity Health Plan. Our diverse employee population reflects the diversity of the members and communities we serve.
Over the last couple of years, we have increased our focus on the health and safety of our employees. In response to the COVID-19 pandemic, we have offered a number of new benefits to our employees, including but not limited to supplemental compensation, paid time away and resources to support changing work-life needs.
As part of our workplace modernization program, we continue to introduce improvements focused on employee development, diversity, equity and inclusion, total rewards offerings and human capital policies and practices. We believe these improvements help us to achieve our goal to become a destination employer in the government-sponsored healthcare industry.
Annually, we invite all employees to participate in our engagement survey. The purpose of our survey is to obtain honest, comprehensive feedback on what is going well and which strategic, operational or cultural concerns are top of mind for our employees. Our results compare favorably to the benchmark data about all other employers.
Succession planning and managing our talent pipelines are key to our human capital strategy. We regularly monitor high performer retention and development. Our performance management practices and pay and recognition
Molina Healthcare, Inc. 2021 Form 10-K | 16

programs are aligned with meeting and exceeding our corporate objectives. The board of directors has purview to our employee engagement results, key executive performance and succession planning.
We offer formal leadership development programs such as new leader orientation, executive onboarding, front- line leadership essentials, and experienced leader training. We have targeted development plans for critical roles with an emphasis on leadership and business acumen.
We invest in our workforce through market competitive total rewards including, pay, benefits and time-off. Our pay and recognition program is designed to engage, motivate and reward top performers and attract new employees. To foster ownership and align the interests of employees with shareholders, we offer an employee stock purchase plan and grant equity-based compensation under our long-term incentive plan to eligible employees.
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

AVAILABLE INFORMATION
Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666. We also maintain corporate offices in New York City, New York.
You can access our website at www.molinahealthcare.com to learn more about our Company. From that site, you can download and print copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, along with amendments to those reports. You can also download our Corporate Governance Guidelines, board of director’s committee charters, Code of Business Conduct and Ethics and Environmental, Social and Governance Report. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the U.S. Securities and Exchange Commission (“SEC”). We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: Molina Healthcare, Inc., 200 Oceangate, Suite 100, Long Beach, California 90802, Attn: Investor Relations. Information on or linked to our website is neither part of nor incorporated by reference into this Form 10-K or any other SEC filings.
Molina Healthcare, Inc. 2021 Form 10-K | 17

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
•Spikes in hospitalizations and positive COVID-19 cases due to the continued emergence of variants, such as Delta, Omicron, and any new variants of potentially greater transmissibility and virulence that may emerge in 2022 and beyond could also increase the cost of caring for our members;
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
•As a result of the pandemic’s impact on the national economy, state tax revenues have declined significantly and may not recover in 2022, resulting in the extension of risk corridors or rate cuts, and also threatening the ability of states to make timely monthly capitation payments to us;
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
•The pandemic may impact the ability of our outsourced information technology service providers, and other third-party vendors, to perform contracted services; and
•The PHE and associated suspension in redeterminations, and the potential impact on our workforce or contractors of federal or state vaccine mandates, could adversely affect our business.
Due to the uncertainty around the duration and breadth of the COVID-19 pandemic and its broad cascading effects, the ultimate impact on our business, financial condition, cash flows, and operating results cannot be reasonably estimated at this time.
Molina Healthcare, Inc. 2021 Form 10-K | 18

State and federal budget deficits may result in Medicaid, CHIP, or Medicare funding cuts which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Nearly all of our premium revenues come from the joint federal and state funding of the Medicaid, Medicare, and CHIP programs. The states in which we operate regularly face significant budgetary pressures. State budgetary pressures may result in unexpected Medicaid, CHIP, or Medicare rate cuts which could reduce our revenues and profit margins. For example, in 2020, and continuing through December 31, 2021, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. We recognized approximately $323 million related to such risk corridors in 2021, primarily in the Medicaid segment. It is possible that certain states could change the structure of existing risk corridors, implement new risk corridors in the future or discontinue existing risk corridors. Due to these uncertainties, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
The Medicare-Medicaid Duals Demonstration Pilot Programs could be discontinued or altered, resulting in a loss of premium revenue.
To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligibles”), and to deliver services to these individuals in a more financially efficient manner, under the direction of CMS some states implemented demonstration pilot programs to integrate Medicare and Medicaid services for the dual eligibles. The health plans participating in such demonstrations are referred to as Medicare-Medicaid Plans (“MMPs”). We operate MMPs in six states: California, Illinois, Michigan, Ohio, South Carolina, and Texas. At December 31, 2021, our membership included approximately 69,000 integrated MMP members, representing approximately 1% of our total membership. However, the capitation paid to us for dual eligibles is significantly higher than the capitation paid for other members, representing 7% of our total premium revenues in 2021. If the states running the MMP demonstration pilot programs where we have members conclude that the demonstration pilot programs are not delivering better coordinated care and reduced costs, or they perceive other lack of benefits in the pilot programs, they may decide to discontinue such programs. If an MMP pilot program were discontinued and not succeeded by a substitutive program in which we participated, our premium revenues could be reduced.
If state regulators do not approve payments of dividends and distributions by our subsidiaries, it may negatively affect our ability to meet our debt service and other obligations.
We are a corporate parent holding company and hold most of our assets in, and conduct most of our operations through, our direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of ordinary dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In general, our health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts that exceed either (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year, depending on the respective state statute. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Our health plans generally must provide notice to the applicable state regulator prior to paying a dividend or other distribution to us. Our parent company received $564 million and $635 million in dividends from our regulated health plan subsidiaries during 2021 and 2020, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our Company as a whole would be limited, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Molina Healthcare, Inc. 2021 Form 10-K | 19

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
Increases in our pharmaceutical costs could have a material adverse effect on the level of our medical costs and our results of operations.
Introduction of new high cost specialty drugs and sudden cost spikes for existing drugs increase the risk that the pharmacy cost assumptions used to develop our capitation rates are not adequate to cover the actual pharmacy costs, which jeopardizes the overall actuarial soundness of our rates. Bearing the high costs of new specialty drugs or the high cost inflation of generic drugs without an appropriate rate adjustment or other reimbursement mechanism would have an adverse impact on our financial condition and results of operations. In addition, evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, changes in discounts, civil investigations, and litigation. Some of our competitors have been subject to substantial sanctions related to allegations of improper transfer pricing practices. Further, our principal pharmacy benefit manager, or PBM, CVS Caremark (“CVS”), is party to certain lawsuits and putative class actions regarding its drug pricing practices and its rebate arrangements with drug manufacturers. The ultimate outcome of these complaints may have an adverse impact on our pharmaceutical costs, or potentially could result in our becoming involved or impleaded into similar or related costly litigation. Although we will continue to work with state Medicaid agencies in an effort to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceuticals trends, there can be no assurance that we will be successful in that regard.
Molina Healthcare, Inc. 2021 Form 10-K | 20

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
Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than managed care organizations. The government agencies administering these laws and regulations have broad latitude in interpreting and applying them. Changes in the interpretation or application of our contracts could reduce our profitability if we have detrimentally relied on a prior interpretation or application. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members and the public. For instance, some states mandate minimum medical expense levels as a percentage of premium revenues. These laws and regulations, and their interpretations, are subject to frequent change. The interpretation of certain contract provisions by our governmental regulators may also change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations, could reduce our profitability by imposing additional capital requirements, increasing our liability, increasing our administrative and other costs, increasing mandated benefits, forcing us to restructure our relationships with providers, requiring us to implement additional or different programs and systems, or making it more difficult to predict future results. For example, on January 18, 2022, New York’s Governor unveiled the Executive Budget proposal for the fiscal year 2023 which, among other things, includes proposed changes to the procurement process with respect to procurement of managed care plans in certain of New York’s existing managed care lines. Among other things, if the Executive Budget proposal is approved in its current form, the State would be required to select two plans per product line, per region, but no more than five plans in a region. Currently, we operate our Medicaid Managed Care (“MMC”) and Health and Recovery Plans (“HARP”) plans in six of the eight CMS rating regions in New York. If the proposed Executive Budget is approved in its current form, our business, financial condition, cash flows, or results of operations could be adversely affected.
Molina Healthcare, Inc. 2021 Form 10-K | 21

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
The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the U.S. Department of Health and Human Services’ Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law are brought by a private individual, known as a relator, on behalf of the government. A relator who brings a successful qui tam lawsuit can receive 15 to 30 percent of the damages the government recovers from the defendants, which damages are trebled under the False Claims Act. Because of these financial inducements offered to plaintiffs, qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to incur the costs of having to defend false claims actions, many of which are spurious and without merit. In addition, meritorious false claims actions could result in fines, or debarment from the Medicare, Medicaid, or other state or federal healthcare programs. If we are subject to liability under a qui tam or other actions, our business, financial condition, cash flows, or results of operations could be adversely affected. Even if we are successful in defending qui tam actions against us, the fact that these actions were filed against us, even if ultimately determined to be without merit, could result in expensive defense costs, and also could have an adverse impact on our reputation and our ability to obtain regulatory approval for acquisitions that we may pursue.
RISKS RELATED TO OUR BUSINESS
The May 2020 contract award to our Kentucky Medicaid plan, and its acquisition of Passport, is the subject of a legal challenge.
On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. This matter remains subject to additional legal and appellate proceedings, and no assurances can be given regarding the ultimate outcome. Under the Court’s June 16, 2021 final Order, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract and provide care to Kentucky Medicaid members. In the event the contract award to our Kentucky health plan or the novation of the Passport Medicaid contract is overturned, the business and revenue of our Kentucky health plan may be materially and adversely affected.
If the responsive bids of our health plans for new or renewed Medicaid contracts are not successful, or if our government contracts are terminated or are not renewed on favorable terms, our premium revenues could be materially reduced and our operating results could be negatively impacted.
We currently derive our premium revenues from health plans that operate in 18 states. Our consolidated Medicaid premium revenue constituted 76% of our total premium revenue in the year ended December 31, 2021. Measured by Medicaid premium revenue by health plan, our top four health plans were in California, Ohio, Texas, and
Molina Healthcare, Inc. 2021 Form 10-K | 22

Washington, with aggregate Medicaid premium revenue of $10.4 billion, or approximately 51% of consolidated Medicaid premium revenue, in the year ended December 31, 2021. If we are unable to continue to operate in any of our existing jurisdictions, or if our current operations in those jurisdictions or any portions of those jurisdictions are significantly curtailed or terminated entirely, our revenues could decrease materially.
Many of our government contracts are effective only for a fixed period of time and will only be extended for an additional period of time if the contracting entity elects to do so. For example, our contract in California is expected to be subject to re-procurement in February 2022, and our STAR+PLUS and STAR/CHIP contracts in Texas are expected to be subject to re-procurement in early 2022 and late 2022, respectively. When our government contracts expire, they may be opened for bidding by competing health plans, and there is no guarantee that the contracts will be renewed or extended. Even if our contracts are renewed or extended, there can be no assurance that they will be renewed or extended on the same terms or without a reduction in the applicable service areas.
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
We contract with third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Some of these third parties have direct access to our systems. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or could result in sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms. This may incur significant costs and/or experience significant disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, and results of operations may be harmed.
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
Molina Healthcare, Inc. 2021 Form 10-K | 23

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
Where doing so is necessary in order to conduct our business, we also provide sensitive personal member information, as well as proprietary or confidential information relating to our business, to our third-party service providers. Although we obtain assurances from those third parties that they have systems and processes in place to protect such data, and that they will take steps to assure the protection of such data by other third parties, those third-party service providers may also be subject to data intrusion or data breach. Any compromise of the confidential data of our members, employees, or business, or the failure to prevent or mitigate the loss of or damage to this data through breach, could result in operational, reputational, competitive, or other business harm, as well as financial costs and regulatory action. The Company maintains cybersecurity insurance in the event of an information security or cyber incident. However, the coverage may not be sufficient to cover all financial losses.
We may be unable to successfully integrate our acquisitions or realize the anticipated benefits of such acquisitions.
Our growth strategy includes the pursuit of targeted inorganic growth opportunities that we believe will provide a strategic fit, leverage operational synergies, and lead to incremental earnings accretion. For example, on December 31, 2020, we closed on our acquisition of the Magellan Complete Care line of business of Magellan Health, Inc., in the fourth quarter of 2021, we closed on our acquisition of Affinity Health Plan, Inc. in New York and in January 2022, we closed on our acquisition of the Medicaid assets of Cigna Corporation in Texas. In October 2021, we entered into a definitive agreement to acquire the Medicaid Managed Long Term Care business of AgeWell New York. Subject to the receipt of applicable federal and state regulatory approvals and the satisfaction of customary closing conditions, the closing of this transaction is expected to occur by the third quarter of 2022. The integration of acquired businesses with our existing business is a complex, costly and time-consuming process. The success of acquisitions we make will depend, in part, on our ability to successfully combine our existing business with such acquired businesses and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation, and operational efficiencies, from the combinations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected.
Our acquisitions and the related integration activities involve a number of risks, including the following:
•The transition services that a seller may have agreed to provide following the closing, such as those Magellan Health, Inc. is currently providing in connection with the Magellan Complete Care transaction, may not be provided in a timely or efficient manner, or certain necessary transition services may not be provided at all;
•Unforeseen expenses or delays associated with the acquisition and/or integration;
•The assumptions underlying our expectations regarding the integration process or the expected benefits to be achieved from an acquisition may prove to be incorrect;
Molina Healthcare, Inc. 2021 Form 10-K | 24

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
Many of these factors are outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy, which could have a material adverse effect on our business, financial condition, cash flows or results of operations. There can be no assurances that we will be successful in managing our expanded operations as a result of acquisitions or that we will realize the expected growth in earnings, operating efficiencies, cost savings, or other benefits.
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
Our Medicaid premium revenues could be adversely impacted by retroactive adjustments or states’ delays in processing rate changes.
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
Molina Healthcare, Inc. 2021 Form 10-K | 25

If, in the interest of long-term profitability, we decide to exit certain state contractual arrangements, make changes to our provider networks, or make changes to our administrative infrastructure, we may incur disruptions to our business that could in the short term materially reduce our premium revenues and our net income.
Decisions that we make with regard to retaining or exiting our portfolio of state or federal contracts, and changes to the manner in which we serve the members of those contracts, could generate substantial expenses associated with the run out of existing operations and the restructuring of those operations that remain. Such expenses could include, but would not be limited to, goodwill and intangible asset impairment charges, restructuring costs, additional medical costs incurred due to the inability to leverage long-term relationships with medical providers, and costs incurred to finish the run out of businesses that have ceased to generate revenue, all of which could materially reduce our premium revenues and net income. For example, following our exit from Puerto Rico in October 2020, significant accounts receivable under our Puerto Rico Medicaid contract remained, which we ultimately may never recover.
A failure to accurately estimate incurred but not paid medical care costs may negatively impact our results of operations.
Because of the lag in time between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time and establish claims reserves related to such estimates. Our estimated reserves for such incurred but not paid, or IBNP, medical care costs are based on numerous assumptions. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known incidence of disease, including COVID-19, or increased incidence of illness such as the flu, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations is negatively impacted by the more limited experience we have had with those newer lines of business or populations.
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
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated substantially, and has varied across our health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio of 88.3% for the year ended December 31, 2021, had been one percentage point higher, or 89.3%, our net income per diluted share for the year ended December 31, 2021 would have been approximately $7.76 rather than our actual net income per diluted share of $11.25, a difference of $3.49.
Many factors may affect our medical care costs, including:
•the level of utilization of healthcare services;
•the impact of the COVID-19 pandemic;
•changes in the underlying risk acuity of our membership;
•unexpected patterns in the annual flu season;
•increases in hospital costs;
Molina Healthcare, Inc. 2021 Form 10-K | 26

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
Molina Healthcare, Inc. 2021 Form 10-K | 27

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
Our premium revenues consist of fixed monthly payments per member, and supplemental payments for other services such as maternity deliveries. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments. We use a large portion of our revenues to pay the costs of healthcare services delivered to our members. If premiums do not increase when expenses related to healthcare services rise, our medical margins will be compressed, and our earnings will be negatively affected. A state could increase hospital or other provider rates without making a commensurate increase in the rates paid to us, could lower our rates without making a commensurate reduction in the rates paid to hospitals or other providers, or could delay the processing of rate changes. In addition, if the actuarial assumptions made by a state in implementing a rate or benefit change are incorrect or are at variance with the particular utilization patterns of the members of one or more of our health plans, our medical margins could be reduced. Any of these rate adjustments in one or more of the states in which we operate could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Molina Healthcare, Inc. 2021 Form 10-K | 28

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
We have partnered with third parties to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. For example, in February 2019, we entered into a master services agreement with a third party vendor who manages certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers. If any licensor or vendor of any technology which is integral to our operations were to become insolvent or otherwise fail to support the technology sufficiently, our operations could be negatively affected. Additionally, our operations are vulnerable to adverse effects if such third parties are unable to perform due to forces outside of their control, such as a natural disaster or serious weather event. For example, in 2021, our third party call center, located in the province of Cebu in the Philippines, suffered significant disruptions as a result of the destruction caused by Super Typhoon Rai.
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
As of December 31, 2021, the carrying amount of goodwill was $982 million, and intangible assets, net, were $270 million.
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
An event could occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill, and intangible assets, net. For example, if the responsive bid of one or more of our health plans is not successful, we will lose a contract in the applicable state or states and may be an indicator of impairment. If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our results of operations in the period in which the impairment occurs.
Molina Healthcare, Inc. 2021 Form 10-K | 29

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

Molina Healthcare, Inc. 2021 Form 10-K | 30

PROPERTIES
We own and lease certain real properties to support the business operations of our reportable segments. While we believe our current and anticipated facilities are adequate to meet our operational needs in the near term, we continually evaluate the adequacy of our properties for our anticipated future needs.

LEGAL PROCEEDINGS
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. This matter remains subject to additional legal and appellate proceedings, and no assurances can be given regarding the ultimate outcome. Under the Court’s June 16, 2021 final Order, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract and provide care to Kentucky Medicaid members.
Puerto Rico. On August 13, 2021, Molina Healthcare of Puerto, Inc. (“MHPR”) filed a complaint asserting, among other claims, breach of contract against Puerto Rico Health Insurance Administration (“ASES”). On September 13, 2021, in addition to filing its answer to MHPR’s complaint, ASES filed a counterclaim and a third-party complaint against MHPR and the Company. The counterclaim alleges that MHPR and the Company breached contractual obligations by failing to pay providers and, in addition to damages, seeks various equitable remedies. On October 8, 2021, MHPR filed its reply to the counterclaim, denying all the allegations, and on November 1, 2021, the Company filed its answer to the third-party complaint. On December 3, 2021, MHPR filed a request for disbursement of illegally withheld funds, and ASES filed its opposition. At a status hearing on January 19, 2022, the Company and ASES both argued MHPR’s request for disbursement. The court has not ruled. This matter is in its early stages, and no prediction can be made as to the outcome. No gain or loss is probable and reasonably estimable with regard to either MHPR’s complaint or the counterclaim of ASES.
Refer to the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Legal Proceedings,” for further information.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK REPURCHASE PROGRAMS
Purchases of common stock made by us, or on our behalf during the quarter ended December 31, 2021, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 — October 31	2,000	$273.61	—	$500,000,000
November 1 — November 30	—	$—	—	$500,000,000
December 1 — December 31	—	$—	—	$500,000,000
	2,000	$273.61	—
_______________________
(1)During the three months ended December 31, 2021, we withheld approximately 2,000 shares of common stock to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan. For further information refer to Notes to Consolidated Financial Statements, Note 13, “Stockholders' Equity.”
(2)For further information on our stock repurchase programs, refer to Notes to Consolidated Financial Statements, Note 13, “Stockholders' Equity.”
Molina Healthcare, Inc. 2021 Form 10-K | 31

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
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the five-year period from December 31, 2016 to December 31, 2021. The comparison assumes $100 was invested on December 31, 2016, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Molina Healthcare, Inc., the S&P 500 Index,
and a Peer Group

$700
$600
$500
$400
$300
$200
$100
$0
12/16
12/17
12/18
12/19
12/20
12/21
Molina Healthcare, Inc.
S&P 500
Peer Group

The peer group index consists of Acadia Healthcare Company, Inc. (ACHC), Anthem, Inc. (ANTM), Centene Corporation (CNC), Cigna Corporation (CI), Community Health Systems, Inc. (CYH), HCA Healthcare, Inc. (HCA), Humana, Inc. (HUM), Laboratory Corporation of America Holdings (LH), Magellan Health, Inc. (MGLN), Quest Diagnostics Incorporated (DGX), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS).
Molina Healthcare, Inc. 2021 Form 10-K | 32

STOCK TRADING SYMBOL AND DIVIDENDS
Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of February 11, 2022, there were 13 registered holders of record of our common stock, including Cede & Co. To date we have not paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our projected business operations. However, we intend to periodically evaluate our cash position to determine whether to pay a cash dividend in the future. Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Additionally, the indentures governing our outstanding senior notes and credit agreement contain various covenants that limit our ability to pay dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”

Molina Healthcare, Inc. 2021 Form 10-K | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Management’s discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2021 and 2020, are presented in the sections that follow. Our MD&A as of and for the year ended December 31, 2019, may be found in our 2020 Annual Report on Form 10-K, which prior disclosure is incorporated by reference herein.
OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company (currently ranked 155), provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.2 million members as of December 31, 2021, located across 18 states.
2021 HIGHLIGHTS
Highlights of our 2021 results included the following:
•Net income for 2021 was $659 million, or $11.25 per diluted share, compared to $673 million, or $11.23 per diluted share, in 2020;
•Total revenue of $27.8 billion, which increased 43% compared to 2020;
•Premium revenue of $26.9 billion, which increased 47% compared to 2020;
•Consolidated medical care ratio (“MCR”) of 88.3%, compared to 86.5% in 2020;
•Membership, increased 1.2 million members year-over-year to 5.2 million at December 31, 2021;
•General and administrative expense ratio (“G&A ratio”) improved to 7.4%, compared to 7.6% in 2020; and
•After-tax margin of 2.4%.
The net effect of COVID decreased 2021 net income per diluted share by $3.50 per diluted share and decreased 2020 net income per diluted share by $2.30. The net effect of COVID impacted all three lines of business and increased the 2021 consolidated MCR by approximately 90 basis points, compared to an increase of approximately 50 basis points to the consolidated MCR in 2020. The net effect of COVID reflects COVID-related inpatient costs and COVID-related risk corridors enacted by a number of our state customers beginning in the second quarter of 2020, partially offset by a decrease in medical costs due to COVID-related utilization curtailment.
Growth Initiatives
We have made major strides related to our growth strategy. On October 7, 2021, we signed a definitive agreement to acquire the Medicaid Managed Long Term Care business of AgeWell New York. On October 25, 2021, we closed on the acquisition of Affinity Health Plan in New York. On January 1, 2022, we closed the acquisition of Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan contracts, along with certain operating assets. Each of these acquisitions involve financially underperforming health plans, but with stable membership and revenue bases. We believe they provide attractive opportunities for margin improvement, operating leverage and membership growth. Our growth initiatives continue to be anchored by our capital allocation priorities: first, organic growth; second, inorganic growth through accretive acquisitions; and third, programmatically returning excess capital to stockholders.
Molina Healthcare, Inc. 2021 Form 10-K | 34

FINANCIAL RESULTS SUMMARY

	Year Ended December 31,
	2021	2020

	(In millions, except per-share amounts)
Premium revenue	$26,855	$18,299
Less: medical care costs	23,704	15,820
Medical margin	3,151	2,479
MCR (1)	88.3%	86.5%

Other revenues:
Premium tax revenue	787	649
Health insurer fees reimbursed	—	271
Marketplace risk corridor judgment	—	128
Investment income	52	59
Other revenue	77	17

General and administrative expenses	2,068	1,480
G&A ratio (2)	7.4%	7.6%

Premium tax expenses	787	649
Health insurer fees	—	277
Depreciation and amortization	131	88
Other	61	31
Operating income	1,020	1,078
Interest expense	120	102
Other expenses (income), net	25	15
Income before income tax expense	875	961
Income tax expense	216	288
Net income	$659	$673

Net income per diluted share	$11.25	$11.23

Diluted weighted average shares outstanding	58.6	59.9

Other Key Statistics:
Ending Membership (4)	5.2	4.0
Effective income tax rate	24.7%	30.0%
After-tax margin (3)	2.4%	3.5%
__________________
(1)MCR represents medical care costs as a percentage of premium revenue.
(2)G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)After-tax margin represents net income as a percentage of total revenue.
(4)Approximately 200,000 members, from the Magellan Complete Care acquisition that closed on December 31, 2020, are not included in the totals as of December 31, 2020.

Molina Healthcare, Inc. 2021 Form 10-K | 35

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income amounted to $659 million, or $11.25 per diluted share in 2021, compared with net income of $673 million, or $11.23 per diluted share, in 2020. We estimate that the net effect of COVID decreased net income by approximately $3.50 per diluted share in 2021. In 2020, the net effect of COVID decreased net income by approximately $2.30 per diluted share.
Operating income was $1,020 million in 2021, compared with $1,078 million in 2020. The decrease in operating income was mainly due to the increase in MCR, reflecting increases in all our segments, and the $128 million Marketplace risk corridor judgment received in 2020, partially offset by the favorable impact of membership growth and higher premium revenues.
Net income per share in 2021 was favorably impacted by the reduction in common shares outstanding as a result of our share repurchase programs in 2020. See further discussion and information in “Liquidity and Financial Condition,” below, and in the Notes to Consolidated Financial Statements, Note 3, “Net Income Per Share.”
PREMIUM REVENUE
Premium revenue increased $8.6 billion, or 47%, in 2021, when compared with 2020. The higher premium revenue mainly reflects growth in membership across all segments in 2021.
Membership increased by 1.2 million compared with December 31, 2020, which mainly reflected the impact of acquisitions that closed in the second half of 2020, including Magellan Complete Care and the Affinity acquisition that closed in the fourth quarter of 2021, and organic increases in the Medicaid and Marketplace segments. The lower impact of COVID-related risk corridors in 2021, that were enacted in several states beginning in the second quarter of 2020 in response to COVID-related utilization curtailment, also contributed to increase in premium revenue.
MEDICAL CARE RATIO
The consolidated MCR in 2021 increased to 88.3%, compared to 86.5% in 2020, and reflects increases in all our segments. The net effect of COVID increased the consolidated MCR by approximately 90 basis points in 2021, and reflects higher COVID inpatient costs, and lower COVID-related utilization curtailment, partially offset by a lower impact of COVID-related risk corridors. The net effect of COVID impacted all our segments, but the year-over-year change was unfavorable for our Medicare and Marketplace segments. In 2020, the net effect of COVID increased our consolidated MCR by approximately 50 basis points.
The prior year reserve development in 2021 was modestly favorable, but its impact on earnings was mostly absorbed by the COVID-related risk corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio decreased to 2.8% in 2021, compared with 3.4% in 2020. The current year ratio decrease was mainly due to the changes in business mix resulting from the Magellan Complete Care and other acquisitions closed in the second half of 2020.
MARKETPLACE RISK CORRIDOR JUDGMENT
In June 2020, the U.S. Court of Federal Claims granted us judgment in the amount of $128 million for 2014, 2015, and 2016 Marketplace risk corridor claims, following a favorable U.S. Supreme Court decision in April 2020 which held section 1342 of the Affordable Care Act obligated the federal government to pay participating insurers the full Marketplace risk corridor amounts calculated by that statute. We received the judgment in October 2020 and, consistent with the timing of the cash receipt, the gain was recognized in our fourth quarter 2020 financial results and reported in “Marketplace risk corridor judgment” in our consolidated statements of income. The judgment did not create additional Minimum MLR rebates.
INVESTMENT INCOME
Investment income decreased to $52 million in 2021, compared with $59 million in 2020. The year-over-year decrease was due to the continued low interest rate environment and a temporarily higher allocation in shorter-term invested assets during the COVID-19 pandemic, which was rescinded effective for the second quarter of 2021.
Molina Healthcare, Inc. 2021 Form 10-K | 36

OTHER REVENUE
Other revenue increased to $77 million in 2021, compared with $17 million in 2020. Beginning in the first quarter of 2021, other revenue includes service revenue associated with the long-term services and supports consultative services we now provide in Wisconsin, as a result of our Magellan Complete Care acquisition.
GENERAL AND ADMINISTRATIVE (“G&A”) EXPENSES
The G&A expense ratio decreased slightly to 7.4% in 2021 compared with 7.6% in 2020. The year over year decrease reflects the benefits of scale produced by our growth and our disciplined cost management, partially offset by appropriate investments to support our business growth and increased acquisition-related expenses.
HEALTH INSURER FEES (“HIF”)
There were no HIF fees incurred or reimbursed in 2021, because the HIF was repealed effective for years after 2020.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased to $131 million in 2021, compared with $88 million in 2020. The increase was due primarily to amortization associated with acquisitions completed in the second half of 2020 and 2021.
OTHER OPERATING EXPENSES
Other operating expenses increased to $61 million in the year ended December 31, 2021, compared with $31 million in the year ended December 31, 2020. Beginning in the first quarter of 2021, other operating expenses include service costs associated with the long-term services and supports consultative services we now provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense increased to $120 million in 2021, compared with $102 million in 2020, mainly due to higher levels of average outstanding debt, resulting from the net impact of financing activities in both 2020 and 2021.
OTHER EXPENSES (INCOME), NET
In 2021, we recognized a loss on debt repayment of $25 million in connection with early redemption of our 5.375% Notes. In 2020, we recognized a loss on debt repayment of $15 million, in connection with repayment of our term loan facility and other financing transactions.
INCOME TAXES
Income tax expense amounted to $216 million in 2021, or 24.7% of pretax income, compared with income tax expense of $288 million in 2020, or 30.0% of the pretax income. The effective tax rate is lower in 2021 mainly because the nondeductible HIF was repealed for years after 2020.

REPORTABLE SEGMENTS
As of December 31, 2021, we served approximately 5.2 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
Molina Healthcare, Inc. 2021 Form 10-K | 37

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
Management’s discussion and analysis of the change in medical margin is discussed below under “Segment Financial Performance.” For more information, see Notes to Consolidated Financial Statements, Note 16, “Segments.”
TRENDS AND UNCERTAINTIES
For a discussion of the trends, uncertainties and other developments that affected our reportable segments during the year, refer to “Item 1. Business—Our Business,” “—COVID-19 Pandemic,” “—Legislative and Political Environment,” “—Operations—Medical Management,” and “—Regulation.”
SEGMENT FINANCIAL PERFORMANCE
The following table summarizes our membership by segment as of the dates indicated:

	As of December 31,
	2021	2020
Medicaid	4,329,000	3,599,000
Medicare	142,000	115,000
Marketplace	728,000	318,000
Total (1)	5,199,000	4,032,000
____________________
(1)Approximately 200,000 members, from the Magellan Complete Care acquisition that closed on December 31, 2020, are not included in the totals as of December 31, 2020.
The tables below summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Year Ended December 31,
	2021			2020
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$20,461	$2,322	88.7%	$14,265	$1,804	87.4%
Medicare	3,361	430	87.2	2,512	351	86.0
Marketplace	3,033	399	86.9	1,522	324	78.7
Total	$26,855	$3,151	88.3%	$18,299	$2,479	86.5%
Medicaid
Medicaid premium revenue increased $6.2 billion in 2021, when compared with 2020, mainly due to the impact from the Magellan Complete Care, and other acquisitions closed in the second half of 2020, the Affinity acquisition that closed in the fourth quarter of 2021, and organic membership growth. Excluding acquisitions, membership growth occurred across nearly all our states and was mainly driven by the extension of the PHE period and the associated suspension of membership redeterminations. Also contributing to the overall premium revenue increase was a lower impact of COVID-related risk corridors in 2021 compared to 2020.
As described in “Item 1. Business—COVID-19 Pandemic,” we recognized approximately $323 million in 2021, for the impact of COVID-related risk corridors enacted in most states in 2020, mainly related to Medicaid, in response
Molina Healthcare, Inc. 2021 Form 10-K | 38

to the lower utilization of medical services resulting from COVID-19. We recognized $564 million related to COVID-related risk corridors in 2020, mainly related to Medicaid.
The Medical Margin of our Medicaid program increased $518 million, or 29%, in 2021 when compared with 2020. The increase was driven by increased premium revenues and margin associated with the membership growth discussed above, partially offset by the MCR increase discussed below.
The Medicaid MCR increased to 88.7% in 2021, from 87.4% in 2020, or 130 basis points. The increase in the Medicaid MCR in 2021 was mainly due to business mix changes, partially offset by continued medical cost management and a year-over-year decrease in the net effect of COVID. The year-over-year change in impact of the net effect of COVID reflects the decrease in COVID-related risk corridors discussed above, partially offset by an increase in COVID-related inpatient costs, and lower COVID-related utilization curtailment. The Medicaid MCR is consistent with our long-term target despite the net effect of COVID.
Medicare
Medicare premium revenue increased $849 million in 2021, when compared with 2020, primarily due to the impact of higher membership, mainly from the Magellan Complete Care acquisition, and higher premium revenue PMPM.
The Medical Margin for Medicare increased $79 million, or 23%, in 2021 when compared with 2020. The year-over-year increase in margin is driven by the increase in premium revenue from higher volume, partially offset by the MCR increase discussed below.
The Medicare MCR increased to 87.2% in 2021, from 86.0% in 2020, or 120 basis points. The increase was primarily driven by the net effect of COVID, including higher direct COVID medical costs, resulting from higher infection rates in our Medicare population. The net effect of COVID had a negligible impact on the MCR in 2020. The Medicare MCR is in line with our long-term target despite the net effect of COVID.
Marketplace
Marketplace premium revenue increased $1.5 billion in 2021, when compared with 2020, mainly due to higher membership, partially offset by a decrease in premium revenue PMPM. Our Marketplace membership as of December 31, 2021, amounted to 728,000 members, representing growth of 410,000 members year over year, and substantially exceeding our expectations. This improvement resulted from several factors, including strong product design and competitive pricing, better than expected natural attrition rates, and the extended special enrollment period. The decrease in premium revenue PMPM was mainly driven by changes in business mix, with an increase of members in the bronze metal tier.
The Marketplace Medical Margin increased $75 million in 2021, primarily due to the increase in membership and premiums, mostly offset by an increase in the MCR compared to 2020.
The Marketplace MCR increased to 86.9% in 2021, compared to 78.7% in 2020, or 820 basis points. The increase in MCR resulted mainly from a higher net effect of COVID, due to continued COVID utilization pressure in our largest Marketplace geographies, and increased non-COVID medical costs by members enrolled through the special enrollment period. Special Enrollment Period membership grew to almost 40% of our Marketplace book by the fourth quarter, and many of the new members that we attracted in 2021 were in regions disproportionately affected by COVID, particularly in Texas. Moreover, we attracted a large number of members through the special enrollment period, and those members experienced higher non-COVID utilization in addition to COVID-related costs.
Other
The Other segment includes service revenues and costs associated with the long-term services and supports consultative services we now provide in Wisconsin as a result of our Magellan Complete Care acquisition, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for 2021 and 2020.

LIQUIDITY AND FINANCIAL CONDITION
LIQUIDITY
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Molina Healthcare, Inc. 2021 Form 10-K | 39

We maintain liquidity at two levels: 1) the regulated health plan subsidiaries; and 2) the parent company.
Our regulated health plan subsidiaries’ primary liquidity requirements include payment of medical claims and other health care services; payment of certain settlements with our state and federal customers, such as MLR and risk corridors and Marketplace risk transfers on behalf of CMS; general and administrative costs directly incurred or paid through an administrative services agreement to the parent company; and federal tax payments to the parent company under an intercompany tax sharing agreement. Our regulated health plan subsidiaries meet their liquidity needs by generating cash flows from operating activities, primarily from premium revenue; cash flows from investing activities, including investment income and sales of investments; and capital contributions received from our parent company.
Our regulated health plan subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, cash and cash equivalents in regulated health plan subsidiaries can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Any decline or delay in receipt of premium revenue could have a negative impact on our liquidity. We did not experience noticeable delays to, or changes in, the timing or level of premium receipts in 2021 as a result of the COVID-19 pandemic, but there can be no assurance that we will not experience such delays in the future. See further discussion below in “Future Sources and Uses of Liquidity—Future Uses—Potential Impact of COVID-19 Pandemic.”
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain appropriate levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. The regulated health plan subsidiaries paid dividends to the parent company amounting to $564 million in 2021 and $635 million in 2020.
Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. The parent company contributed capital of $440 million and $107 million in 2021 and 2020, respectively, to our regulated health plan subsidiaries to satisfy statutory capital and surplus requirements. The increased contributions in 2021 were mainly attributed to fund growth in our New York and Kentucky health plans. Our parent company normally meets its liquidity requirements by earning administrative services fees under administrative services agreements; dividends received from our regulated subsidiaries; collecting federal tax payments from the regulated subsidiaries; proceeds from issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Cash, cash equivalents and investments at the parent company amounted to $348 million and $644 million as of December 31, 2021, and 2020, respectively. The decrease in 2021 was due to cash used for acquisitions and share repurchases, partially offset by dividends received from regulated health plan subsidiaries. In the first quarter of 2021, we purchased an aggregate of approximately 577,000 shares for $122 million, and we also paid $6 million to settle shares purchased in late December 2020.
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
Molina Healthcare, Inc. 2021 Form 10-K | 40

We believe that the risks of the COVID-19 pandemic, as they relate to our investments, are minimal. The overall rating of our portfolio is AA. Our investment policy has directives in conjunction with state guidelines to minimize risks and exposures in volatile markets. Additionally, our portfolio managers assist us in navigating the current volatility in the capital markets.
Our restricted investments are invested principally in cash, cash equivalents, and U.S. Treasury securities; we have the ability to hold such restricted investments until maturity. All of our unrestricted investments are classified as current assets.
Cash Flow Activities
Our cash flows are summarized as follows:

	Year Ended December 31,
	2021	2020	Change

	(In millions)
Net cash provided by operating activities	$2,119	$1,898	$221
Net cash used in investing activities	(1,653)	(400)	(1,253)
Net cash (used in) provided by financing activities	(183)	217	(400)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$283	$1,715	$(1,432)
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
Net cash provided by operations was $2.1 billion in 2021, compared with $1.9 billion of net cash provided in 2020. The $221 million increase in cash flow was due to the growth in operations and the net impact of timing differences in government receivables and payables.
Investing Activities
Net cash used in investing activities was $1.7 billion in 2021, compared with $400 million of net cash used in 2020, a decrease in year-over-year cash flow of $1.3 billion. This change in cash flow was primarily due to increased purchases of investments in 2021, after a temporarily higher allocation in shorter-term invested assets during the COVID-19 pandemic was rescinded in the second quarter of 2021.
Financing Activities
Net cash used in financing activities was $183 million in 2021, compared with $217 million of net cash provided by 2020, a decrease in year-over-year cash flow of $400 million. In 2021, cash inflows included $740 million from the issuance of the 3.875% Notes due 2032, and cash outflows included $723 million in repayment of the 5.375% Notes due 2022, common stock purchases of $128 million and $53 million for common stock withheld to settle employee tax obligations. Additionally, we paid $23 million to settle contingent consideration liabilities relating to our Kentucky Passport acquisition that closed in 2020, $20 million of which has been presented as a financing cash outflow. In the year ended December 31, 2020, financing cash inflows included $1,429 million from the issuance of the 4.375% Notes due 2028 and 3.875% Notes due 2030 and $380 million borrowed under the term loan facility. Cash outflows included the $600 million repayment of the term loan facility, common stock purchases of $606 million, which included $7 million to settle shares purchased in late December 2019, and net cash paid for the senior notes-related transactions amounting to $380 million.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, as of December 31, 2021, our working capital was $3.0 billion compared with $2.9 billion as of December 31, 2020. At December 31, 2021, our cash and investments amounted to $7.9 billion, compared with $6.2 billion of cash and investments at December 31, 2020.
Molina Healthcare, Inc. 2021 Form 10-K | 41

Because of the statutory restrictions that inhibit the ability of our health plan subsidiaries to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by our unregulated parent. For more information, see the “Liquidity” discussion presented above.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.1 billion at December 31, 2021, compared with $1.5 billion at December 31, 2020. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of December 31, 2021, was approximately $197 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of December 31, 2021, management believes that our regulated wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
Capital Structure
In September 2021, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program immediately supersedes the stock purchase program previously approved by our board of directors in September 2020. This new program will be funded with cash on hand and extends through December 31, 2022.
As debt held by the parent company comes due, we typically engage in a new private offering of debt to retire and replace the prior issuance. Over the last several years we have seen a continued decline in interest rates, which has benefited our overall cost of capital during that time. There is no guarantee that the interest rate environment will continue to see declines in interest rates in the future, and future refinancing may occur at a higher rate than those we have achieved historically. This could increase our cost of capital in the future or cause us to pursue alternative financing sources, should the need arise.
We are not a party to any off-balance sheet financing arrangements.
Debt Ratings
Each of our senior notes is rated “BB-” by Standard & Poor’s, and “Ba3” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants
The Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios are computed as defined by the terms of the Credit Agreement.
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of December 31, 2021, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Molina Healthcare, Inc. 2021 Form 10-K | 42

Potential Impact of COVID-19 Pandemic. Excluding acquisitions and our exit from Puerto Rico, we have added approximately 750,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, at least through mid-April 2022.
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
Credit Agreement Borrowing Capacity. As of December 31, 2021, we had available borrowing capacity of $1 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as we maintain a minimum consolidated net leverage ratio. See further discussion in the Notes to Consolidated Financial Statements, Note 11, “Debt.”
Future Uses
Common Stock Purchases. In September 2021, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program immediately supersedes the stock purchase program previously approved by our board of directors in September 2020. This new program will be funded with cash on hand and extends through December 31, 2022. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of February 14, 2022, $500 million remained available to purchase our common stock under this program through December 31, 2022. See further information in the Notes to Consolidated Financial Statements, Note 13, “Stockholders' Equity.”
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
On October 7, 2021, we announced a definitive agreement to acquire the Medicaid Managed Long Term Care business of AgeWell New York. As of August 31, 2021, AgeWell served approximately 13,000 managed long-term services and supports members, with full-year 2020 premium revenue of approximately $700 million. The purchase price for the transaction is approximately $106 million, net of certain tax benefits and target allocation of required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close by the third quarter of 2022.
Potential Impact of COVID-19 Pandemic. As described in “Item 1. Business—COVID-19 Pandemic,” we have been subject to Medicaid risk corridors as a result of the pandemic. Beginning in 2020, through December 31, 2021, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin, primarily in the Medicaid segment. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. We recognized approximately $323 million, in the aggregate, related to such risk corridors, in 2021, and approximately $564 million, in the aggregate, was recognized in 2020.
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
Molina Healthcare, Inc. 2021 Form 10-K | 43

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
Contractual Obligations. We are party to various contractual obligations that we will be required to satisfy over the short and long term. The majority are discussed in the Notes to Consolidated Financial Statements and primarily include the following: medical claims and benefits payable, amounts due to government agencies, principal and interest on our debt and leases. Some items are based on management’s estimates and assumptions about obligations, including duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the contractual obligations we will actually pay in future periods may vary. Additionally, we have a variety of other contractual agreements related to acquiring services used in our operations. However, we believe these other agreements do not contain material non-cancelable commitments.

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
Molina Healthcare, Inc. 2021 Form 10-K | 44

The following table illustrates consolidated medical care costs by type for the periods indicated:

	Year Ended December 31,
	2021			2020
	Amount	PMPM	% of Total	Amount	PMPM	% of Total

	(In millions, except PMPM amounts)
Fee-for-service	$17,433	$303.80	73.5%	$11,590	$261.30	73.3%
Pharmacy	3,831	66.77	16.2	2,012	45.37	12.7
Capitation	1,471	25.64	6.2	1,459	32.88	9.2
Other	969	16.88	4.1	759	17.10	4.8
Total	$23,704	$413.09	100.0%	$15,820	$356.65	100.0%

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
The estimation of the IBNP liability requires a significant degree of judgment in applying actuarial methods, determining the appropriate assumptions and considering numerous factors. Of those factors, we consider estimated completion factors (measures the cumulative percentage of claims expense that will ultimately be paid for a given month of service based on historical payment patterns) and the assumed healthcare cost trend (the year-over-year change in per-member per-month medical care costs) to be the most critical assumptions. Other relevant factors also include, but are not limited to, healthcare service utilization trends, claim inventory levels, changes in membership, product mix, seasonality, benefit changes or changes in fee schedules, provider contract changes, prior authorizations and the incidence of catastrophic or pandemic cases.
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
Molina Healthcare, Inc. 2021 Form 10-K | 45

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
Because of the significant degree of judgment involved in estimation of our IBNP liability, there is considerable variability and uncertainty inherent in such estimates. The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2021 that would result if we change our completion factors for the fourth through the twelfth months preceding December 31, 2021, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in millions.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$811
(4)%	541
(2)%	270
2%	(270)
4%	(541)
6%	(811)
The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2021 that would result if we alter our assumed medical care cost trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in millions.

(Decrease) Increase in Trended Per Member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(285)
(4)%	(190)
(2)%	(95)
2%	95
4%	190
6%	285
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

Molina Healthcare, Inc. 2021 Form 10-K | 46

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2021, the fair value of our fixed income investments would decrease by approximately $69 million. Declines in interest rates over time will reduce our investment income.
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
Molina Healthcare, Inc. 2021 Form 10-K | 47

MOLINA HEALTHCARE, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Molina Healthcare, Inc. 2021 Form 10-K | 48

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019

	(In millions, except per-share data)
Revenue:
Premium revenue	$26,855	$18,299	$16,208
Premium tax revenue	787	649	489
Health insurer fees reimbursed	—	271	—
Marketplace risk corridor judgment	—	128	—
Investment income	52	59	115
Other revenue	77	17	17
Total revenue	27,771	19,423	16,829
Operating expenses:
Medical care costs	23,704	15,820	13,905
General and administrative expenses	2,068	1,480	1,296
Premium tax expenses	787	649	489
Health insurer fees	—	277	—
Depreciation and amortization	131	88	89
Other	61	31	6
Total operating expenses	26,751	18,345	15,785
Operating income	1,020	1,078	1,044
Other expenses, net:
Interest expense	120	102	87
Other expenses (income), net	25	15	(15)
Total other expenses, net	145	117	72
Income before income tax expense	875	961	972
Income tax expense	216	288	235
Net income	$659	$673	$737

Net income per share:
Basic	$11.40	$11.40	$11.85
Diluted	$11.25	$11.23	$11.47
Weighted average shares outstanding:
Basic	57.8	59.0	62.2
Diluted	58.6	59.9	64.2
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Net income	$659	$673	$737
Other comprehensive (loss) income:
Unrealized investment (loss) income	(55)	44	16
Less: effect of income taxes	(13)	11	4
Other comprehensive (loss) income, net of tax	(42)	33	12
Comprehensive income	$617	$706	$749
See accompanying notes.
Molina Healthcare, Inc. 2021 Form 10-K | 49

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

	(Dollars in millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,438	$4,154
Investments	3,202	1,875
Receivables	2,177	1,672
Prepaid expenses and other current assets	247	175
Total current assets	10,064	7,876
Property, equipment, and capitalized software, net	396	391
Goodwill and intangible assets, net	1,252	941
Restricted investments	212	136
Deferred income taxes	106	69
Other assets	179	119
Total assets	$12,209	$9,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3,363	$2,696
Amounts due government agencies	2,472	1,253
Accounts payable, accrued liabilities and other	842	641
Deferred revenue	370	375
Total current liabilities	7,047	4,965
Long-term debt	2,173	2,127
Finance lease liabilities	219	225
Other long-term liabilities	140	119
Total liabilities	9,579	7,436
Stockholders’ equity:
Common stock, $0.001 par value per share; 150 million shares authorized; outstanding: 58 million shares at December 31, 2021, and 59 million at December 31, 2020	—	—
Preferred stock, $0.001 par value per share; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	236	199
Accumulated other comprehensive (loss) income	(5)	37
Retained earnings	2,399	1,860
Total stockholders’ equity	2,630	2,096
Total liabilities and stockholders’ equity	$12,209	$9,532
See accompanying notes.
Molina Healthcare, Inc. 2021 Form 10-K | 50

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
Balance at December 31, 2018	62	$—	$643	$(8)	$1,012	$1,647
Net income	—	—	—	—	737	737
Common stock purchases	—	—	(1)	—	(53)	(54)
Adoption of new accounting standards	—	—	—	—	85	85
Partial termination of warrants	—	—	(514)	—	—	(514)
Other comprehensive income, net	—	—	—	12	—	12
Share-based compensation	—	—	47	—	—	47
Balance at December 31, 2019	62	—	175	4	1,781	1,960
Net income	—	—	—	—	673	673
Common stock purchases	(4)	—	(11)	—	(594)	(605)
Termination of warrants	—	—	(30)	—	—	(30)
Other comprehensive income, net	—	—	—	33	—	33
Share-based compensation	1	—	65	—	—	65
Balance at December 31, 2020	59	—	199	37	1,860	2,096
Net income	—	—	—	—	659	659
Common stock purchases	(1)	—	(2)	—	(120)	(122)
Other comprehensive loss, net	—	—	—	(42)	—	(42)
Share-based compensation	—	—	39	—	—	39
Balance at December 31, 2021	58	$—	$236	$(5)	$2,399	$2,630
See accompanying notes.
Molina Healthcare, Inc. 2021 Form 10-K | 51

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Operating activities:
Net income	$659	$673	$737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	88	89
Deferred income taxes	(24)	(19)	10
Share-based compensation	72	57	39
Loss (gain) on debt repayment	25	15	(15)
Other, net	33	12	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(415)	(100)	(76)
Prepaid expenses and other current assets	(19)	(16)	28
Medical claims and benefits payable	471	544	(107)
Amounts due government agencies	1,046	446	(303)
Accounts payable, accrued liabilities and other	138	86	9
Deferred revenue	(5)	126	38
Income taxes	7	(14)	(15)
Net cash provided by operating activities	2,119	1,898	434
Investing activities:
Purchases of investments	(2,713)	(670)	(2,536)
Proceeds from sales and maturities of investments	1,329	1,097	2,302
Net cash paid in business combinations	(129)	(755)	—
Purchases of property, equipment and capitalized software	(77)	(74)	(57)
Other, net	(63)	2	(2)
Net cash used in investing activities	(1,653)	(400)	(293)
Financing activities:
Proceeds from senior notes offerings, net of issuance costs	740	1,429	—
Repayment of senior notes	(723)	(338)	—
Common stock purchases	(128)	(606)	(47)
Common stock withheld to settle employee tax obligations	(53)	(8)	(7)
Contingent consideration liabilities settled	(20)	—	—
Repayment of term loan facility	—	(600)	—
Proceeds from borrowings under term loan facility	—	380	220
Cash paid for partial termination of warrants	—	(30)	(514)
Cash paid for partial settlement of conversion option	—	(27)	(578)
Cash received for partial settlement of call option	—	27	578
Repayment of principal amount of convertible senior notes	—	(12)	(240)
Other, net	1	2	29
Net cash (used in) provided by financing activities	(183)	217	(559)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	283	1,715	(418)
Cash and cash equivalents, and restricted cash and cash equivalents at beginning of period	4,223	2,508	2,926
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$4,506	$4,223	$2,508
See accompanying notes.

Molina Healthcare, Inc. 2021 Form 10-K | 52

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$235	$321	$239
Interest	$127	$112	$78
See accompanying notes.

Molina Healthcare, Inc. 2021 Form 10-K | 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). In the first quarter of 2021, we realigned our reportable operating segments to reflect recent changes in our internal operating and reporting structure, which is now organized by government program. These reportable segments consist of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other. For further information, refer to Note 16, “Segments.”
As of December 31, 2021, we served approximately 5.2 million members eligible for government-sponsored healthcare programs, located across 18 states.
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
Recent Developments
Texas Acquisition — Medicaid and Medicare. On January 1, 2022, we closed on our acquisition of Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. See Note 4, “Business Combinations,” for further information.
New York Acquisition — Medicaid. On October 25, 2021, we closed on our acquisition of substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York. As a result, we added approximately 310,000 members in New York. See Note 4, “Business Combinations,” for further information.
New York Acquisition—Medicaid. On October 7, 2021, we announced a definitive agreement to acquire the Medicaid Managed Long Term Care business of AgeWell New York (“AgeWell”). As of August 31, 2021, AgeWell served approximately 13,000 managed long-term services and supports members, with full-year 2020 premium revenue of approximately $700 million. The purchase price for the transaction is approximately $106 million, net of certain tax benefits and target allocation of required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close by the third quarter of 2022.
Nevada Procurement—Medicaid. On August 17, 2021, we announced that our Nevada health plan subsidiary was selected as an awardee in Clark and Washoe Counties. This new contract commenced on January 1, 2022, and offers health coverage to TANF, CHIP and Medicaid Expansion beneficiaries. The four year contract with a possible two year extension was ratified in September 2021.
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
Molina Healthcare, Inc. 2021 Form 10-K | 54

Reclassifications
Consistent with the change in reportable segments described above, certain prior year disclosures in Note 9, “Goodwill and Intangible Assets, Net,” Note 10, “Medical Claims and Benefits Payable,” and Note 16, “Segments,” have been recast to conform to the current year presentation.
Certain immaterial amounts presented in the accompanying consolidated statement of cash flows for the years ended December 31, 2020 and 2019, have been reclassified to conform to the current year presentation.
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

	December 31,
	2021	2020	2019

	(In millions)
Cash and cash equivalents	$4,438	$4,154	$2,452
Restricted cash and cash equivalents	68	69	56
Total cash and cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,506	$4,223	$2,508
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
Accrued interest receivable relating to our AFS and HTM securities is presented within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets, and amounted to $11 million and $10 million at December 31, 2021, and 2020, respectively. We do not measure an allowance for credit losses on accrued interest receivable. Instead, we write off accrued interest receivable that has not been collected within 90 days of the interest payment due date. We recognize such write offs as a reversal of interest income. No accrued interest was written off during the year ended December 31, 2021.
Molina Healthcare, Inc. 2021 Form 10-K | 55

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

	December 31,
	2021	2020

	(In millions)
Government receivables	$1,566	$969
Pharmacy rebate receivables	276	178
Health insurer fee reimbursement receivables	—	104
Other	335	255
Magellan Complete Care acquisition opening balance	—	166
Total	$2,177	$1,672
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
The purchase price for the acquisition of certain assets of Passport Health Plan, Inc. in 2020 included contingent consideration payable to seller relating to guarantees for minimum operating income in the post-acquisition period in 2020 and minimum membership targets in 2021. The liabilities are recorded at fair value on a recurring basis, which totaled $47 million as of December 31, 2021. The contingent purchase consideration paid is presented primarily in “Financing activities” in the accompanying consolidated statements of cash flows for the year ended December 31, 2021, with the balance reflected in “Operating activities.” We expect to pay the remaining balance of the liabilities, reported in “Accounts payable, accrued liabilities and other” in the accompanying consolidated balance sheets, in 2022.
Refer to Note 4, “Business Combinations,” and Note 9, “Goodwill and Intangible Assets, Net,” for further details.
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
Molina Healthcare, Inc. 2021 Form 10-K | 56

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
When testing goodwill for impairment, we may first assess qualitative factors, such as industry and market factors, the dynamic economic and political environments in which we operate, cost factors, and changes in overall performance, to determine if it is more likely than not that the carrying value of our reporting units exceed their estimated fair values. If our qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, we perform the quantitative assessment. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative assessment. We performed a qualitative goodwill assessment of our reporting units, which resulted in no goodwill impairment losses in the year ended December 31, 2021.
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
Molina Healthcare, Inc. 2021 Form 10-K | 57

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
Molina Healthcare, Inc. 2021 Form 10-K | 58

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

	December 31,
	2021	2020

	(In millions)
Medicaid program:
Minimum MLR and profit sharing	$1,016	$513
Other	263	76
Medicare program:
Risk adjustment and Part D risk sharing	89	45
Minimum MLR and profit sharing	101	62
Other	35	30
Marketplace program:
Risk adjustment	902	326
Minimum MLR	18	37
Other	48	21
Magellan Complete Care acquisition opening balance	—	143
Total amounts due government agencies	$2,472	$1,253
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
Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we adjust our premium revenue in the period in which we determine that the adjustment is probable and reasonably estimable, based on our best estimate of the ultimate premium we expect to realize for the period being adjusted.
Beginning in 2020, through December 31, 2021, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin, primarily in the Medicaid segment. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized retroactive risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. We recognized approximately $323 million related to such risk corridors in 2021, primarily in the Medicaid segment. Approximately $564 million related to these COVID-related risk corridors, in the aggregate, were recognized in 2020, including $37 million related to MMP plans.
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
Molina Healthcare, Inc. 2021 Form 10-K | 59

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
Marketplace Program
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of December 31, 2021, Marketplace risk adjustment payables amounted to $902 million and related receivables amounted to $7 million, for a net payable of $895 million. As of December 31, 2020, Marketplace risk adjustment payables amounted to $326 million and related receivables amounted to $20 million, for a net payable of $306 million.
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
Reinsurance
We bear underwriting and reserving risks associated with our health plan subsidiaries. In certain cases, we limit our risk of significant catastrophic losses by maintaining high deductible reinsurance coverage with a highly-rated, unaffiliated insurance company (the “third-party reinsurer”). Because we remain liable for losses in the event the third-party reinsurer is unable to pay its portion of the losses, we continually monitor the third-party reinsurer’s financial condition, including its ability to maintain high credit ratings. Intercompany transactions with our captive are eliminated in consolidation.
We report reinsurance premiums as a reduction to premium revenue, while related reinsurance recoveries are reported as a reduction to medical care costs. Reinsurance premiums amounted to $2 million, $9 million, and $17 million for the years ended December 31, 2021, 2020, and 2019, respectively. Reinsurance recoveries amounted to $33 million, $23 million, and $18 million for the years ended December 31, 2021, 2020, and 2019, respectively. Reinsurance recoverable of $51 million, $30 million, and $21 million, as of December 31, 2021, 2020, and 2019, respectively, is included in “Receivables” in the accompanying consolidated balance sheets.
Premium Deficiency Reserves on Loss Contracts
We assess the profitability of our contracts to determine if it is probable that a loss will be incurred in the future by reviewing current results and forecasts. For purposes of this assessment, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. A premium deficiency reserve (“PDR”) is recognized if anticipated future medical care and administrative costs exceed anticipated future premium revenue, investment income and reinsurance recoveries.
Molina Healthcare, Inc. 2021 Form 10-K | 60

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
Premium and Use Tax. Certain of our health plans are assessed a tax based on premium revenue collected. The premium revenues we receive from these states include reimbursement for the premium tax assessment. We have reported these taxes on a gross basis, as premium tax revenue and as premium tax expenses in the consolidated statements of income.
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
Molina Healthcare, Inc. 2021 Form 10-K | 61

The following table summarizes premium revenue by state health plan for the periods presented:

	Year Ended December 31,
	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(Dollars in millions)
California	$2,402	8.9%	$2,109	11.5%	$2,266	14.0%
Florida	970	3.6	643	3.5	734	4.5
Illinois	1,860	6.9	1,328	7.3	1,002	6.2
Kentucky	1,977	7.4	654	3.6	—	—
Michigan	1,915	7.1	1,587	8.7	1,624	10.0
New York	1,429	5.3	309	1.7	179	1.1
Ohio	3,172	11.8	2,962	16.2	2,553	15.8
Texas	3,959	14.8	3,085	16.9	2,991	18.5
Washington	4,420	16.5	3,169	17.3	2,695	16.6
Other (1)	4,751	17.7	2,453	13.3	2,164	13.3
Total	$26,855	100.0%	$18,299	100.0%	$16,208	100.0%
_______________________
(1)“Other” includes the Idaho, Mississippi, New Mexico, Puerto Rico, South Carolina, Utah and Wisconsin health plans, which were individually immaterial to our consolidated results of operations.
Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended December 31,
	2021	2020	2019

	(In millions, except net income per share)
Numerator:
Net income	$659	$673	$737
Denominator:
Shares outstanding at the beginning of the period	58.0	61.9	62.1
Weighted-average number of shares issued:
Stock purchases	(0.5)	(3.0)	—
Stock-based compensation	0.3	0.1	0.1
Denominator for basic net income per share	57.8	59.0	62.2
Effect of dilutive securities: (1)
Stock-based compensation	0.8	0.9	0.6
Warrants	—	—	1.4
Denominator for diluted net income per share	58.6	59.9	64.2

Net income per share - Basic (2)	$11.40	$11.40	$11.85
Net income per share - Diluted (2)	$11.25	$11.23	$11.47

_______________________________
Molina Healthcare, Inc. 2021 Form 10-K | 62

(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would have been anti-dilutive.
(2)    Source data for calculations in thousands.

4. Business Combinations
In the fourth quarter of 2021, we closed on one business combination in the Medicaid segment, consistent with our strategy to grow in our existing markets. For this transaction, we applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition date. We expect to complete the final determination of the purchase price allocation as soon as practicable, but no later than one year following the acquisition’s closing date in accordance with Accounting Standards Codification Topic 805, Business Combinations. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.
Acquisition costs amounted to $34 million in the aggregate for the year ended December 31, 2021, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of income.
Affinity. On October 25, 2021, we closed on our acquisition of substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York, for initial purchase consideration of approximately $176 million. Finalization of purchase price adjustments as provided in the asset purchase agreement is expected to occur in the second half of 2022.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies we expect to achieve, such as the use of our existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. Approximately 100% of the goodwill is deductible for income tax purposes. The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed, in millions.

Assets acquired:
Current assets	$234
Goodwill	280
Intangible assets	69
Other long-term assets	8
Liabilities assumed:
Medical claims and benefits payable	(224)
Amounts due government agencies	(155)
Accounts payable, accrued and other long-term liabilities	(36)
Net consideration transferred	$176

The table below presents intangible assets acquired, by major class, for the Affinity acquisition. The weighted-average amortization period, in the aggregate, is 5.4 years.

	Fair Value	Life

	(In millions)	(Years)
Contract rights - member list	$56	5
Provider network	9	10
Trade name	4	1.5
	$69

Magellan Complete Care. On December 31, 2020, we closed on our acquisition of 100% of the outstanding equity interests of the Magellan Complete Care line of business of Magellan Health, Inc., for initial purchase consideration of approximately $1,037 million. In the fourth quarter of 2021, we paid additional purchase consideration of $28 million as a result of final purchase price adjustments as provided in the stock and asset purchase agreement. In the year ended December 31, 2021, we recorded various measurement period adjustments, including a decrease
Molina Healthcare, Inc. 2021 Form 10-K | 63

of $7 million to “Receivables,” a decrease of $27 million to “Medical claims and benefits payable,” and an increase of $18 million to “Amounts due government agencies.” In the aggregate, we recorded a net increase of $10 million to goodwill for these measurement period adjustments and purchase price adjustments, which has been finalized as of December 31, 2021.
Cigna. As described in Note 1, “Organization and Basis of Presentation,” we announced this acquisition closed on January 1, 2022. Because the closing date fell on a holiday, the $58 million purchase price was paid on December 31, 2021 and was recorded to prepaid expenses and other assets. Such amounts are reported in investing activities in the accompanying consolidated statements of cash flows. The initial accounting for this transaction is incomplete.

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
Level 3 — Unobservable Inputs. Level 3 financial instruments are valued using unobservable inputs that represent management’s best estimate of what market participants would use in pricing the financial instrument at the measurement date. As of December 31, 2021 and 2020, our Level 3 financial instruments consisted of contingent consideration liabilities.
The net changes in fair value of Level 3 financial instruments are reported in “Other” operating expenses in our consolidated statements of income. In the years ended December 31, 2021 and 2020, we recognized a loss of $24 million and $6 million, respectively, primarily for the increase in the fair value of the contingent consideration liability described below.
Our financial instruments measured at fair value on a recurring basis at December 31, 2021, were as follows:

	Total	Level 1	Level 2	Level 3

	(In millions)
Corporate debt securities	$1,833	$—	$1,833	$—
Mortgage-backed securities	614	—	614	—
U.S. Treasury notes	353	—	353	—
Asset-backed securities	247	—	247	—
Municipal securities	123	—	123	—
Other	32	—	32	—
Total assets	$3,202	$—	$3,202	$—

Contingent consideration liabilities	$47	$—	$—	$47
Total liabilities	$47	$—	$—	$47
Molina Healthcare, Inc. 2021 Form 10-K | 64

Our financial instruments measured at fair value on a recurring basis at December 31, 2020, were as follows:

	Total	Level 1	Level 2	Level 3

	(In millions)
Corporate debt securities	$1,256	$—	$1,256	$—
Mortgage-backed securities	392	—	392	—
U.S. Treasury notes	27	—	27	—
Asset-backed securities	132	—	132	—
Municipal securities	68	—	68	—
Total assets	$1,875	$—	$1,875	$—

Contingent consideration liabilities	$46	$—	$—	$46
Total liabilities	$46	$—	$—	$46
Level 3 Contingent Consideration Liabilities
Our Level 3 financial instruments at December 31, 2021 are comprised solely of contingent consideration liabilities of $47 million, in connection with our 2020 acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan in Kentucky. Refer to Note 2, “Significant Accounting Policies—Business Combinations”, for further details. The liabilities are recorded at fair value on a recurring basis. In 2021, the estimated fair value of contingent purchase consideration increased by approximately $24 million, mainly relating to an operating income guarantee, and was essentially offset by $23 million paid to the seller for half the consideration due for minimum member enrollment targets in 2021. In January 2022, we paid the remaining half of the consideration due for minimum member enrollment targets of $23 million.
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
5.375% Notes due 2022 (1)	$—	$—	$697	$742
4.375% Notes due 2028	791	829	789	843
3.875% Notes due 2030	642	675	641	691
3.875% Notes due 2032	740	760	—	—
Total	$2,173	$2,264	$2,127	$2,276
_______________________________
(1)     For more information on debt repayments, refer to Note 11, “Debt.”

Molina Healthcare, Inc. 2021 Form 10-K | 65

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,836	$9	$12	$1,833
Mortgage-backed securities	616	2	4	614
U.S. Treasury notes	353	—	—	353
Asset-backed securities	248	—	1	247
Municipal securities	123	1	1	123
Other	32	—	—	32
Total	$3,208	$12	$18	$3,202

	December 31, 2020
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,220	$36	$—	$1,256
Mortgage-backed securities	383	10	1	392
U.S. Treasury notes	27	—	—	27
Asset-backed securities	130	2	—	132
Municipal securities	66	2	—	68
Total	$1,826	$50	$1	$1,875
The contractual maturities of our current investments as of December 31, 2021 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$665	$667
Due after one year through five years	1,667	1,662
Due after five years through ten years	335	335
Due after ten years	541	538
Total	$3,208	$3,202
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains amounted to $10 million, $6 million and $13 million in the years ended December 31, 2021, 2020 and 2019, respectively. Gross realized investment losses were insignificant in the years ended December 31, 2021, 2020 and 2019.
We have determined that unrealized losses at December 31, 2021 and 2020 primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
Molina Healthcare, Inc. 2021 Form 10-K | 66

The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months. No investments have been in a continuous loss position for 12 months or more as of December 31, 2021, and 2020.

	In a Continuous Loss Position for Less than 12 Months as of December 31, 2021			In a Continuous Loss Position for Less than 12 Months as of December 31, 2020
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$1,063	$12	395	$—	$—	—
Mortgage-backed securities	408	4	146	77	1	21
Asset-backed securities	166	1	75	—	—	—
Municipal securities	69	1	61	—	—	—
Total	$1,706	$18	677	$77	$1	21
Restricted Investments Held-to-Maturity
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
We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value, of which $142 million will mature in one year or less, and $70 million will mature in one through five years.
The following table presents the balances of restricted investments:

	December 31,
	2021	2020

	(In millions)
Cash and cash equivalents	$68	$63
U.S. Treasury notes	144	24
Magellan Complete Care acquisition opening balance	—	49
Total restricted investments	$212	$136

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
Molina Healthcare, Inc. 2021 Form 10-K | 67

A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2021	2020

	(In millions)
Capitalized software	$547	$475
Furniture and equipment	237	221
Building and improvements	37	49
Land	1	4
Magellan Complete Care acquisition opening balance	—	3
Total cost	822	752
Less: accumulated amortization - capitalized software	(427)	(385)
Less: accumulated depreciation and amortization - furniture, equipment, building, and improvements	(205)	(192)
Total accumulated depreciation and amortization	(632)	(577)
ROU assets - finance leases	206	216
Property, equipment, and capitalized software, net	$396	$391
The following table presents all depreciation and amortization recognized in our consolidated statements of income:

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Recorded in depreciation and amortization:
Amortization of intangible assets	$49	$15	$18
Amortization of capitalized software	41	38	33
Amortization of finance leases	25	19	17
Depreciation and amortization of furniture, equipment, building, and improvements	16	16	21
Total depreciation and amortization recognized	$131	$88	$89

8. Leases
We are a party to operating and finance leases primarily for our corporate and health plan offices. Our operating leases have remaining lease terms up to 14 years, some of which include options to extend the leases for up to 10 years. As of December 31, 2021, the weighted average remaining operating lease term is 8 years.
Our finance leases have remaining lease terms up to 17 years, some of which include options to extend the leases for up to 25 years. As of December 31, 2021, the weighted average remaining finance lease term is 14 years.
As of December 31, 2021, the weighted-average discount rate used to compute the present value of lease payments was 4.3% for operating lease liabilities, and 6.4% for finance lease liabilities. The components of lease expense for the years ended December 31, 2021, and 2020, are presented in the following table.

	Year Ended December 31,
	2021	2020

	(In millions)
Operating lease expense	$34	$28

Finance lease expense:
Amortization of ROU assets	$25	$19
Interest on lease liabilities	15	15
Total finance lease expense	$40	$34
Molina Healthcare, Inc. 2021 Form 10-K | 68

Supplemental consolidated cash flow information related to leases follows:

	Year Ended December 31,
	2021	2020

	(In millions)
Cash used in operating activities:
Operating leases	$33	$30
Finance leases	15	15
Cash used in financing activities:
Finance leases	18	9
ROU assets recognized in exchange for lease obligations:
Operating leases	86	28
Finance leases	$18	$7
Supplemental information related to leases, including location of amounts reported in the accompanying consolidated balance sheets, follows:

	December 31,
	2021	2020

	(In millions)
Operating leases:
ROU assets
Other assets	$128	$58
Other assets - Magellan Complete Care acquisition opening balance	—	13
Total other assets	$128	$71
Lease liabilities
Accounts payable and accrued liabilities (current)	$35	$21
Other long-term liabilities (non-current)	99	42
Magellan Complete Care acquisition opening balance	—	13
Total operating lease liabilities	$134	$76
Finance leases:
ROU assets
Property, equipment, and capitalized software, net	$206	$216
Lease liabilities
Accounts payable and accrued liabilities (current)	$15	$12
Finance lease liabilities (non-current)	219	225
Total finance lease liabilities	$234	$237
Molina Healthcare, Inc. 2021 Form 10-K | 69

Maturities of lease liabilities as of December 31, 2021, were as follows:

	Operating	Finance
	Leases	Leases

	(In millions)
2022	$30	$29
2023	26	27
2024	20	24
2025	16	22
2026	10	23
Thereafter	61	243
Subtotal - undiscounted lease payments	163	368
Less imputed interest	(29)	(134)
Total	$134	$234

9. Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amounts of goodwill by segment, for the periods presented.

	Medicaid	Medicare	Other	Consolidated

	(In millions)
Balance, December 31, 2019	$143	$—	$—	$143
Acquisitions and measurement period adjustments	346	161	42	549
Dispositions	—	—	—	—
Impairment	—	—	—	—
Balance, December 31, 2020	489	161	42	692
Acquisitions and measurement period adjustments	280	8	2	290
Dispositions	—	—	—	—
Impairment	—	—	—	—
Balance, December 31, 2021	769	169	44	982

The changes in the carrying amounts of both goodwill and intangible assets, net, in 2021, were due to the purchase price adjustments and acquisitions described in Note 4, “Business Combinations.”
Intangible Assets, Net
The following table provides the details of identified intangible assets, by major class, for the periods presented.

	December 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount

	(In millions)
Contract rights and licenses	$426	$210	$216	$370	$168	$202
Provider networks	56	19	37	47	15	32
Trade name	19	2	17	15	—	15
Total	$501	$231	$270	$432	$183	$249
As of December 31, 2021, we estimate that our intangible asset amortization will be approximately $59 million in 2022, $57 million in 2023, $56 million in 2024, $55 million in 2025, and $15 million in 2026.

Molina Healthcare, Inc. 2021 Form 10-K | 70

10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated.

	December 31,
	2021	2020	2019

	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$2,486	$1,647	$1,406
Pharmacy payable	219	157	126
Capitation payable	82	70	55
Other	576	528	267
Magellan Complete Care acquisition opening balance	—	294	—
Total	$3,363	$2,696	$1,854
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $226 million, $235 million and $132 million, as of December 31, 2021, 2020, and 2019, respectively.
The following tables present the components of the change in our medical claims and benefits payable for the periods indicated, with the prior periods recast to conform to current year presentation.

	Year Ended December 31, 2021
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,129	$392	$175	$2,696
Components of medical care costs related to:
Current year	18,321	2,970	2,652	23,943
Prior years	(182)	(39)	(18)	(239)
Total medical care costs	18,139	2,931	2,634	23,704
Payments for medical care costs related to:
Current year	16,284	2,573	2,291	21,148
Prior years	1,601	340	139	2,080
Total paid	17,885	2,913	2,430	23,228
Acquired balances, net of post-acquisition adjustments	205	(8)	—	197
Change in non-risk and other provider payables	(8)	2	—	(6)
Medical claims and benefits payable, ending balance	$2,580	$404	$379	$3,363

Molina Healthcare, Inc. 2021 Form 10-K | 71

	Year Ended December 31, 2020
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$1,465	$267	$122	$1,854
Components of medical care costs related to:
Current year	12,545	2,189	1,205	15,939
Prior years	(84)	(28)	(7)	(119)
Total medical care costs	12,461	2,161	1,198	15,820
Payments for medical care costs related to:
Current year	10,940	1,884	1,047	13,871
Prior years	1,176	233	98	1,507
Total paid	12,116	2,117	1,145	15,378
Acquired balances, net of post-acquisition adjustments	215	79	—	294
Change in non-risk and other provider payables	104	2	—	106
Medical claims and benefits payable, ending balance	$2,129	$392	$175	$2,696

	Year Ended December 31, 2019
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$1,554	$253	$154	$1,961
Components of medical care costs related to:
Current year	11,191	1,934	1,051	14,176
Prior years	(222)	(21)	(28)	(271)
Total medical care costs	10,969	1,913	1,023	13,905
Payments for medical care costs related to:
Current year	9,936	1,676	942	12,554
Prior years	1,145	224	113	1,482
Total paid	11,081	1,900	1,055	14,036
Acquired balances, net of post-acquisition adjustments	—	—	—	—
Change in non-risk and other provider payables	23	1	—	24
Medical claims and benefits payable, ending balance	$1,465	$267	$122	$1,854

The amounts presented for “Components of medical care costs related to: Prior years” represent the amount by which our original estimate of medical claims and benefits payable at the beginning of the year varied from the actual liabilities, based on information (principally the payment of claims) developed since those liabilities were first reported.
Our estimates of medical claims and benefits payable recorded at December 31, 2021, 2020 and 2019 developed favorably by approximately $239 million, $119 million and $271 million in 2021, 2020 and 2019, respectively. The favorable prior year development recognized in 2021 was primarily due to lower than expected utilization of medical services by our Medicaid members, and to a lesser extent our Medicare and Marketplace members, and improved operating performance. Consequently, the ultimate costs recognized in 2021 were lower than our original estimates in 2020, which was not discernible until additional information was provided, and as claims payments were processed.
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
Molina Healthcare, Inc. 2021 Form 10-K | 72

The following tables provide information about our consolidated incurred and paid claims development as of December 31, 2021, as well as cumulative claims frequency and the total of incurred but not paid claims liabilities. The pattern of incurred and paid claims development is consistent across each of our segments. The cumulative claim frequency is measured by claim event, and includes claims covered under capitated arrangements.

Incurred Claims and Allocated Claims Adjustment Expenses				Total IBNP	Cumulative number of reported claims
Benefit Year	2019	2020	2021

	(Unaudited)	(Unaudited)
	(In millions)
2019	$14,176	$14,083	$14,040	$12	105
2020		16,233	16,056	52	140
2021			23,943	2,416	181
			$54,039	$2,480

Cumulative Paid Claims and Allocated Claims Adjustment Expenses
Benefit Year	2019	2020	2021

	(Unaudited)	(Unaudited)
	(In millions)
2019	$12,554	$14,056	$14,028
2020		13,871	16,004
2021			21,148
			$51,180
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for medical claims and benefits payable.

2021

(In millions)
Incurred claims and allocated claims adjustment expenses	$54,039
Less: cumulative paid claims and allocated claims adjustment expenses	(51,180)
All outstanding liabilities before 2019	6
Acquired balances	224
Non-risk and other provider payables	274
Medical claims and benefits payable	$3,363

11. Debt
Contractual maturities of debt, as of December 31, 2021, are illustrated in the following table. All amounts represent the principal amounts of the debt instruments outstanding.

	Total	2022	2023	2024	2025	2026	Thereafter

	(In millions)
4.375% Notes due 2028	$800	$—	$—	$—	$—	$—	$800
3.875% Notes due 2030	650	—	—	—	—	—	650
3.875% Notes due 2032	750	—	—	—	—	—	750
Total	$2,200	$—	$—	$—	$—	$—	$2,200
Molina Healthcare, Inc. 2021 Form 10-K | 73

All our debt is held at the parent which is reported in the Other segment. The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	December 31,
	2021	2020

	(In millions)
Non-current portion of long-term debt:
5.375% Notes due 2022	$—	$700
4.375% Notes due 2028	800	800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	—
Less: debt issuance costs	(27)	(23)
Total	$2,173	$2,127
Credit Agreement
We are party to a credit agreement (the “Credit Agreement”) which includes a revolving credit facility (“Credit Facility”) of $1.0 billion, among other provisions. The Credit Agreement has a term of five years, and all amounts outstanding will be due and payable on June 8, 2025. Borrowings under the Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case, the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, we are required to pay a quarterly commitment fee.
The Credit Agreement contains customary non-financial and financial covenants. As of December 31, 2021, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt. As of December 31, 2021, no amounts were outstanding under the Credit Facility.
Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of Molina and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina. In addition, each of the notes contain customary non-financial covenants and change of control provisions.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
5.375% Notes due 2022. In December 2021, we completed the early redemption of the entire $700 million aggregate principal amount of senior notes (the “5.375% Notes”) that would have been due November 15, 2022. In accordance with the indenture governing such notes, the 5.375% Notes were settled at 100% of par, plus an early redemption premium which amounted to $23 million, plus accrued and unpaid interest. In conjunction with the redemption we wrote off $2 million in unamortized deferred issuance costs directly related to the 5.375% Notes.
4.375% Notes due 2028. We have $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of December 31, 2021, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We have $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of December 31, 2021, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. On November 16, 2021, we completed the private offering of $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) due May 15, 2032, unless earlier redeemed. The 3.875% Notes due 2032 contain optional early redemption provisions, with redemption prices in excess of par. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15 of each year, commencing on May 15, 2022. A large majority of the net proceeds from the 3.875% Notes due 2032 offering was used to repay $700 million principal amount outstanding under the 5.375% Notes, and the balance is intended to be used for general corporate purposes. Deferred issuance costs amounted to $10 million.
In 2021, we recognized an aggregate loss on debt repayment of $25 million including costs incurred in the early redemption of the 5.375% Notes described above. In 2020, we recognized an aggregate loss on debt repayment of $15 million including costs incurred in repayment of the term loan facility, the early redemption of the entire
Molina Healthcare, Inc. 2021 Form 10-K | 74

$330 million aggregate principal amount of our senior notes that would have been due in June 2025, and other financing transactions. These costs are located within other expenses (income), net within our consolidated statements of income.

12. Income Taxes
Income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Current:
Federal	$209	$281	$204
State	31	26	12
Foreign	—	—	9
Total current	240	307	225
Deferred:
Federal	(17)	(13)	5
State	(7)	(7)	6
Foreign	—	1	(1)
Total deferred	(24)	(19)	10
Income tax expense	$216	$288	$235
A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory federal tax (benefit) rate	21.0%	21.0%	21.0%
State income provision (benefit), net of federal benefit	2.2	1.6	1.4
Nondeductible health insurer fee (“HIF”)	—	6.1	—
Nondeductible compensation	1.5	1.1	1.2
Other	—	0.2	0.6
Effective tax expense rate	24.7%	30.0%	24.2%
The effective tax rate was not impacted by the HIF in 2019 given the HIF moratorium. HIF was repealed for years after 2020. Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state, or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions, and compliance with federal, state, foreign, and local tax laws.
Molina Healthcare, Inc. 2021 Form 10-K | 75

Deferred tax assets and liabilities are classified as non-current. Significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

	(In millions)
Accrued expenses and reserve liabilities	$57	$52
Other accrued medical costs	23	15
Net operating losses	13	11
Unearned premiums	17	18
Lease financing obligation	9	8
Tax credit carryover	5	7
Other	6	4
Valuation allowance	(10)	(17)
Total deferred income tax assets, net of valuation allowance	120	98
Fixed assets and intangibles	(1)	(7)
Prepaid expenses	(13)	(10)
Unrealized gains and losses	—	(12)
Total deferred income tax liabilities	(14)	(29)
Net deferred income tax asset	$106	$69
At December 31, 2021, we had state net operating loss carryforwards of $177 million, which begin expiring in 2036.
At December 31, 2021, we had foreign net operating loss carryforwards of $9 million, which expire in 2032.
At December 31, 2021, we had foreign tax credit carryovers of $5 million, which expire in 2030.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2021, $10 million of deferred tax assets did not satisfy the recognition criteria. Therefore, we decreased our valuation allowance by $7 million, from $17 million at December 31, 2020, to $10 million as of December 31, 2021.
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
The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Gross unrecognized tax benefits at beginning of period	$(20)	$(20)	$(20)
Settlements	5	—	—
Gross unrecognized tax benefits at end of period	$(15)	$(20)	$(20)
The total amount of unrecognized tax benefits at December 31, 2021, 2020 and 2019 that, if recognized, would affect the effective tax rates is $15 million, $20 million, and $20 million, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by as much as $10 million as a result of the expiration of statutes of limitations.
Molina Healthcare, Inc. 2021 Form 10-K | 76

Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of December 31, 2021, 2020 and 2019 were insignificant.
The U.S. Internal Revenue Service (IRS) completed exams for years 2017 and prior. We may be subject to examination by the IRS for calendar years after 2017. With a few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local, and Puerto Rico tax examinations for years before 2017.

13. Stockholders' Equity
Stock Purchase Programs
In September 2021, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program immediately supersedes the stock purchase program previously approved by our board of directors in September 2020, as described below. This new program will be funded with cash on hand and extends through December 31, 2022. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of February 14, 2022, no shares had been purchased under this stock purchase program.
In September 2020, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program was funded with cash on hand. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 577,000 shares of our common stock for $122 million in January and February 2021 (average cost of $211.65). In November and December 2020, we purchased 766,000 shares of our common stock for $159 million (average cost of $208.37), including approximately 29,000 shares purchased for $6 million in late December 2020, and settled in early January 2021.
Share-Based Compensation
In connection with our employee stock plans, approximately 429,000 shares and 244,000 shares of common stock were issued, net of shares used to settle employees’ income tax obligations, during the years ended December 31, 2021, and 2020, respectively. Total share-based compensation expense is reported in “General and administrative expenses” in the accompanying consolidated statements of income, and summarized below.

	Year Ended December 31,
	2021		2020		2019

	(In millions)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
RSAs, PSAs and PSUs (defined below)	$66	$62	$47	$44	$29	$28
Employee stock purchase plan and stock options	6	6	10	9	10	9
Total	$72	$68	$57	$53	$39	$37
Equity Incentive Plan
At December 31, 2021, we had employee equity incentives outstanding under our 2019 Equity Incentive Plan (the “2019 EIP”). The 2019 EIP provides for awards, in the form of restricted and performance stock awards (“RSAs” and “PSAs”), performance units (“PSUs”), stock options, and other stock– or cash–based awards, to eligible persons who perform services for us. The 2019 EIP provides for the issuance of up to 2.9 million shares of our common stock.
Stock-based awards. RSAs, PSAs and PSUs are granted with a fair value equal to the market price of our common stock on the date of grant, and generally vest in equal annual installments over periods up to four years from the date of grant. Certain PSUs may vest in their entirety at the end of three-year performance periods, if their performance conditions are met. We generally recognize expense for RSAs, PSAs and PSUs on a straight-line basis. Activity for stock-based awards in the year ended December 31, 2021, is summarized below.
Molina Healthcare, Inc. 2021 Form 10-K | 77

	RSAs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2020	585,084	$118.07	471,909	$111.04
Granted	289,227	224.63	160,670	74.52
Vested	(232,896)	112.62	(321,340)	74.52
Forfeited	(102,298)	161.36	(36,189)	129.19
Unvested balance, December 31, 2021	539,117	$169.39	275,050	$129.99

As of December 31, 2021, total unrecognized compensation expense related to unvested RSAs and PSUs was $55 million, and $12 million, respectively, which we expect to recognize over a remaining weighted-average period of 2.1 years, and 0.8 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 11.3% for non-executive employees as of December 31, 2021, based on actual forfeitures over the last 4 years.
During the year ended December 31, 2021, we granted 127,102 PSUs which vest in a range from 0% to 200% of the number of target units awarded, depending on the Company’s level of achievement with respect to the financial performance goal, after three years. We have not recognized stock compensation expense for these PSUs during the year ended December 31, 2021 as the complete performance conditions have not been determined as of December 31, 2021. We expect the performance conditions to be determined during the third year of vesting. At December 31, 2021, 116,172 PSUs were outstanding.
The total grant date fair value of awards granted and vested is presented in the following table.

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Granted:
RSAs	$65	$44	$33
PSUs	—	23	20
Total granted	$65	$67	$53
Vested:
RSAs	$53	$22	$19
PSUs	71	1	2
Total vested	$124	$23	$21
Stock Options. Stock option awards generally have an exercise price equal to the fair market value of our common stock on the date of grant, vest in equal annual installments over periods up to four years from the date of grant, and have a maximum term of ten years from the date of grant. Stock option activity for the year ended December 31, 2021, is summarized below.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term

		(Per share)	(In millions)	(Years)
Stock options outstanding as of December 31, 2020	405,000	$64.79
Exercised	(10,000)	33.02
Stock options outstanding, vested, and exercisable as of December 31, 2021	395,000	65.59	$100	5.5
No stock options were granted in 2021, 2020, or 2019, and no stock options were exercised in 2020, or 2019. As of December 31, 2021, there was no unrecognized compensation expense related to unvested stock options.
Employee Stock Purchase Plans (“ESPP”)
Under our ESPP, eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll
Molina Healthcare, Inc. 2021 Form 10-K | 78

deductions. We estimate the fair value of the stock issued using a standard option pricing model. For the years ended December 31, 2021, 2020, and 2019, the inputs to this model were as follows: risk-free interest rates of approximately 0.1% to 2.3%; expected volatility of approximately 35% to 54%, dividend yields of 0%, and an average expected life of 0.5 years.

14. Employee Benefit Plans
We sponsor defined contribution 401(k) plans that cover substantially all employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plans amounted to $41 million, $28 million, and $28 million in the years ended December 31, 2021, 2020, and 2019, respectively.

We also have a non-qualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer portions of their base salary and bonus to provide tax-deferred growth. The deferrals are distributable based upon termination of employment or other periods, as elected under the plan and were $23 million and $17 million as of December 31, 2021 and 2020, respectively.

15. Commitments and Contingencies
Regulatory Capital Requirements and Dividend Restrictions
Our health plans, which are generally operated by our respective wholly owned subsidiaries in those states in which our health plans operate, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. The National Association of Insurance Commissioners (“NAIC”), has adopted rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules which may vary from state to state. Regulators in some states may also enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation.
All of the states in which our health plans operate, except California, Florida, Massachusetts and New York, have adopted the RBC rules. The RBC rules, if adopted by California, Florida, Massachusetts or New York, could increase the minimum capital required for those states. Our Massachusetts health plan maintains a $35 million performance bond, effective through December 31, 2022, to partially satisfy minimum net worth requirements in that state.
Statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries, which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $2.7 billion at December 31, 2021. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company—Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $348 million and $644 million as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, our health plans had aggregate statutory capital and surplus of approximately $2.9 billion, which was in excess of the required minimum aggregate statutory capital and surplus of approximately $2.1 billion. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
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
Molina Healthcare, Inc. 2021 Form 10-K | 79

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
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. This matter remains subject to additional legal and appellate proceedings, and no assurances can be given regarding the ultimate outcome. Under the Court’s June 16, 2021 final Order, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract and provide care to Kentucky Medicaid members.

Puerto Rico. On August 13, 2021, Molina Healthcare of Puerto, Inc. (“MHPR”) filed a complaint asserting, among other claims, breach of contract against Puerto Rico Health Insurance Administration (“ASES”). On September 13, 2021, in addition to filing its answer to MHPR’s complaint, ASES filed a counterclaim and a third-party complaint against MHPR and the Company. The counterclaim alleges that MHPR and the Company breached contractual obligations by failing to pay providers and, in addition to damages, seeks various equitable remedies. On October 8, 2021, MHPR filed its reply to the counterclaim, denying all the allegations, and on November 1, 2021, the Company filed its answer to the third-party complaint. On December 3, 2021, MHPR filed a request for disbursement of illegally withheld funds, and ASES filed its opposition. At a status hearing on January 19, 2022, the Company and ASES both argued MHPR’s request for disbursement. The court has not ruled. This matter is in its early stages, and no prediction can be made as to the outcome. No gain or loss is probable and reasonably estimable with regard to either MHPR’s complaint or the counterclaim of ASES.
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
Molina Healthcare, Inc. 2021 Form 10-K | 80

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
For all tables presented below, the prior period disclosures have been recast to conform to the current period segment presentation.
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Total revenue:
Medicaid	$21,231	$15,217	$13,026
Medicare	3,379	2,529	2,265
Marketplace	3,091	1,677	1,538
Other	70	—	—
Consolidated	$27,771	$19,423	$16,829
The following table reconciles margin by segment to consolidated income before income tax expense:

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Margin:
Medicaid	$2,322	$1,804	$1,496
Medicare	430	351	331
Marketplace	399	324	476
Other	14	—	—
Total margin	3,165	2,479	2,303
Add: other operating revenues (1)	846	1,124	621
Less: other operating expenses (2)	(2,991)	(2,525)	(1,880)
Operating income	1,020	1,078	1,044
Less: other expenses, net	145	117	72
Income before income tax expense	$875	$961	$972
______________________
(1)Other operating revenues include premium tax revenue, health insurer fees reimbursed, Marketplace risk corridor judgment, investment income and other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, and other costs.
Molina Healthcare, Inc. 2021 Form 10-K | 81

17. Condensed Financial Information of Registrant
The condensed balance sheets as of December 31, 2021 and 2020, and the related condensed statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 2021 for our parent company Molina Healthcare, Inc. (the “Registrant”), are presented below.
Condensed Balance Sheets

	December 31,
	2021	2020

	(In millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$274	$575
Investments	74	69
Receivables	—	2
Due from affiliates	74	114
Prepaid expenses and other current assets	142	65
Total current assets	564	825
Property, equipment, and capitalized software, net	349	339
Goodwill and intangible assets, net	699	369
Investments in subsidiaries	3,772	3,228
Deferred income taxes	(18)	5
Advances to related parties and other assets	68	83
Total assets	$5,434	$4,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other	$378	$338
Total current liabilities	378	338
Long-term debt	2,173	2,127
Finance lease liabilities	219	225
Other long-term liabilities	34	63
Total liabilities	2,804	2,753
Stockholders’ equity:
Common stock, $0.001 par value; 150 million shares authorized; outstanding: 58 million shares at December 31, 2021, and 59 million at December 31, 2020	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	236	199
Accumulated other comprehensive (loss) income	(5)	37
Retained earnings	2,399	1,860
Total stockholders’ equity	2,630	2,096
Total liabilities and stockholders’ equity	$5,434	$4,849
See accompanying notes.
Molina Healthcare, Inc. 2021 Form 10-K | 82

Condensed Statements of Income

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Revenue:
Administrative services fees	$1,496	$1,208	$1,038
Investment income and other revenue	11	13	18
Total revenue	1,507	1,221	1,056
Expenses:
General and administrative expenses	1,424	1,089	937
Depreciation and amortization	98	67	63
Other	5	24	4
Total operating expenses	1,527	1,180	1,004
Operating (loss) income	(20)	41	52
Interest expense	120	102	87
Other expenses (income), net	25	15	(15)
Total other expenses, net	145	117	72
Loss before income tax (benefit) expense and equity in net earnings of subsidiaries	(165)	(76)	(20)
Income tax (benefit) expense	(21)	(5)	9
Net loss before equity in net earnings of subsidiaries	(144)	(71)	(29)
Equity in net earnings of subsidiaries	803	744	766
Net income	$659	$673	$737
Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Net income	$659	$673	$737
Other comprehensive (loss) income:
Unrealized investment (loss) income	(55)	44	16
Less: effect of income taxes	(13)	11	4
Other comprehensive (loss) income, net of tax	(42)	33	12
Comprehensive income	$617	$706	$749
See accompanying notes.

Molina Healthcare, Inc. 2021 Form 10-K | 83

Condensed Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019

	(In millions)
Operating activities:
Net cash provided by operating activities	$60	$67	$71
Investing activities:
Capital contributions to subsidiaries	(440)	(107)	(43)
Dividends received from subsidiaries	564	635	1,373
Purchases of investments	(27)	(188)	(152)
Proceeds from sales and maturities of investments	21	282	93
Purchases of property, equipment and capitalized software	(70)	(74)	(56)
Net cash paid in business combinations	(263)	(1,028)	—
Change in amounts due to/from affiliates	40	(68)	38
Other, net	(3)	3	1
Net cash (used in) provided by investing activities	(178)	(545)	1,254
Financing activities:
Proceeds from senior notes offering, net of issuance costs	740	1,429	—
Repayment of senior notes	(723)	(338)	—
Common stock purchases	(128)	(606)	(47)
Common stock withheld to settle employee tax obligations	(53)	(8)	(7)
Contingent consideration liabilities settled	(20)	—	—
Repayment of term loan facility	—	(600)	—
Proceeds from borrowings under term loan facility	—	380	220
Cash paid for partial termination of warrants	—	(30)	(514)
Cash paid for partial settlement of conversion option	—	(27)	(578)
Cash received for partial settlement of call option	—	27	578
Repayment of principal amount of convertible notes	—	(12)	(240)
Other, net	1	2	29
Net cash (used in) provided by financing activities	(183)	217	(559)
Net (decrease) increase in cash and cash equivalents	(301)	(261)	766
Cash and cash equivalents at beginning of period	575	836	70
Cash and cash equivalents at end of period	$274	$575	$836
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
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to our subsidiaries pursuant to administrative services agreements that include, but are not limited to, information technology, product development
Molina Healthcare, Inc. 2021 Form 10-K | 84

and administration, underwriting, claims processing, customer service, certain care management services, human resources, marketing, purchasing, risk management, actuarial, finance, accounting, compliance, legal and public relations. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2021, 2020, and 2019 for these services amounted to $1,496 million, $1,208 million, and $1,038 million, respectively, and are included in operating revenue.
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

Molina Healthcare, Inc. 2021 Form 10-K | 85

CONTROLS AND PROCEDURES
MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of any possible controls and procedures.
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level. In addition, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (“GAAP”) for each of the periods presented herein.
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
Management concluded that we maintained effective internal control over financial reporting as of December 31, 2021, based on criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Ernst & Young, LLP, the independent registered public accounting firm who audited our Consolidated Financial Statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Molina Healthcare, Inc. 2021 Form 10-K | 86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Molina Healthcare, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 14, 2022, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 14, 2022

Molina Healthcare, Inc. 2021 Form 10-K | 87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2022, expressed an unqualified opinion thereon.
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

Valuation of incurred but not paid fee-for-service claims

Description of the matter
As of December 31, 2021, the Company’s liability for fee-for-service claims incurred but not paid (“IBNP”), comprised $2,486 million of the $3,363 million of Medical Claims and Benefits Payable. As discussed in Note 10 to the consolidated financial statements, the Company’s IBNP liability is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns, and assumed health care cost trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.

Molina Healthcare, Inc. 2021 Form 10-K | 88

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
Los Angeles, California
February 14, 2022
Molina Healthcare, Inc. 2021 Form 10-K | 89

OTHER INFORMATION
None.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), and is incorporated herein by reference. This information will be included in the following sections of the 2022 Proxy Statement:
•PROPOSAL 1 - Election of Directors
•Information About Director Nominees
•Information About Directors Continuing in Office
•Additional Information About Directors
•Corporate Governance and Board of Directors Matters
•Information About the Executive Officers of the Company
•Section 16(a) Beneficial Ownership Reporting Compliance
Information relating to our Code of Business Conduct and Ethics and compliance with Section 16(a) of the Exchange Act will be set forth in the 2022 Proxy Statement and is incorporated herein by reference. To the extent permissible under NYSE rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Investor Information—Corporate Governance” at molinahealthcare.com.
EXECUTIVE COMPENSATION
Information required by Item 11 of Part III will be included in the 2022 Proxy Statement in the section entitled “Executive Compensation,” and is incorporated herein by reference.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by Item 12 of Part III will be included in the 2022 Proxy Statement in the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III will be included in the 2022 Proxy Statement in the sections entitled “Related Party Transactions,” and “Corporate Governance and Board of Directors Matters—Director Independence,” and is incorporated herein by reference.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Los Angeles, CA, Auditor Firm ID: 42.
Information required by Item 14 of Part III will be included in the 2022 Proxy Statement in the section entitled “Fees Paid to Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Molina Healthcare, Inc. 2021 Form 10-K | 90

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

Molina Healthcare, Inc. 2021 Form 10-K | 91

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2022.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Zubretsky
Joseph M. Zubretsky
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 14, 2022.

Signature	Title

/s/ Joseph M. Zubretsky	Chief Executive Officer, President and Director
Joseph M. Zubretsky	(Principal Executive Officer)

/s/ Mark L. Keim	Chief Financial Officer
Mark L. Keim	(Principal Financial Officer)

/s/ Maurice S. Hebert	Chief Accounting Officer
Maurice S. Hebert	(Principal Accounting Officer)

/s/ Barbara L. Brasier	Director
Barbara L. Brasier

/s/ Daniel Cooperman	Director
Daniel Cooperman

/s/ Stephen H. Lockhart	Director
Stephen H. Lockhart

/s/ Steven J. Orlando	Director
Steven J. Orlando

/s/ Ronna E. Romney	Director
Ronna E. Romney

/s/ Richard M. Schapiro	Director
Richard M. Schapiro

/s/ Dale B. Wolf	Chairman of the Board
Dale B. Wolf

/s/ Richard C. Zoretic	Director
Richard C. Zoretic
Molina Healthcare, Inc. 2021 Form 10-K | 92

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

Number	Description	Method of Filing
2.1	Stock and Asset Purchase Agreement, dated as of April 30, 2020, by and between Molina Healthcare, Inc. and Magellan Health, Inc.**	Filed as Exhibit 2.1 to registrant’s Form 8-K filed May 6, 2020
2.2	Asset Purchase Agreement, dated as of September 28, 2020, by and between Molina Healthcare, Inc. and Affinity Health Plan, Inc.**	Filed as Exhibit 2.1 to registrant’s Form 10-Q filed October 29, 2020
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002
3.2	Certificate of Amendment to Certificate of Incorporation	Filed as Appendix A to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2013
3.3	Certificate of Amendment to Certificate of Incorporation	Filed as Appendix A to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2019
3.4	Sixth Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.3 to registrant’s Form 10-K filed February 19, 2019
4.1	Indenture, dated as of June 2, 2020, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed June 2, 2020
4.2	Form of 4.375% Notes (included in Exhibit 4.1).	Filed as Exhibit 4.2 to registrant’s Form 8-K filed June 2, 2020 (Included in Exhibit 4.1 to registrant’s Form 8-K filed June 2, 2020)
4.3	Indenture, dated as of November 17, 2020, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 17, 2020
4.4	Form of 3.875% Notes due 2030 (included in Exhibit 4.3)	Filed as Exhibit 4.2 to registrant’s Form 8-K filed November 17, 2020 (Included in Exhibit 4.1 to registrant’s Form 8-K filed November 17, 2020)
4.5	Indenture, dated as of November 16, 2021, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 16, 2021
4.6	Form of 3.875% Notes due 2032 (included in Exhibit 4.5)	Filed as Exhibit 4.2 to registrant’s Form 8-K filed November 16, 2021 (Included in Exhibit 4.1 to registrant’s Form 8-K filed November 16, 2021)
4.7	Description of Registrant’s Securities	Filed as Exhibit 4.9 to registrant’s Form 10-K filed February 16, 2021
10.1
Credit Agreement, dated as of June 8, 2020, by and among Molina Healthcare, Inc., as the Borrower, Truist Bank, as Administrative Agent, Issuing Bank and Swingline Lender, and the Lenders party thereto
Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 8, 2020
*10.2	2019 Employee Stock Purchase Plan	Filed as Appendix C to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2019
Molina Healthcare, Inc. 2021 Form 10-K | 93

Number	Description	Method of Filing
*10.3	Molina Healthcare, Inc. 2019 Equity Incentive Plan	Filed as Appendix B to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2019
*10.4	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed July 31, 2019
*10.5	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed July 31, 2019
*10.6	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed July 31, 2019
*10.7	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed July 31, 2019
*10.8	Molina Healthcare, Inc. Second Amended and Restated Change in Control Severance Plan	Filed as Exhibit 10.14 to registrant’s Form 10-K filed February 16, 2021
*10.9	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007
*10.10	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2022)	Filed herewith
*10.11	Employment Agreement with Jeff Barlow dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013
*10.12	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013
*10.13	Amended and Restated Employment Agreement, dated September 8, 2021, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed September 9, 2021
*10.14	Waiver and Release Agreement, dated December 22, 2020, by and between Molina Healthcare, Inc. and Thomas L. Tran	Filed as Exhibit 10.1 to registrant’s Form 8-K filed November 17, 2020
+10.15	Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.36 to registrant’s Form 10-K filed February 19, 2019
10.16	First Amendment, dated August 1, 2019, to the Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 30, 2019
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith
Molina Healthcare, Inc. 2021 Form 10-K | 94

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
**	Certain portions of this agreement have been omitted in accordance with Item 601(b)(10) of Regulation S-K. A copy of any omitted portion will be furnished to the Securities and Exchange Commission upon request.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “[redacted]”.

Molina Healthcare, Inc. 2021 Form 10-K | 95