Form 10-Q
period 2022-03-31
MOLINA HEALTHCARE, INC.
filed 2022-04-28
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 22, 2022, was approximately 58,700,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2022	2021

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$7,531	$6,306
Premium tax revenue	208	187
Investment income	11	9
Other revenue	20	20
Total revenue	7,770	6,522
Operating expenses:
Medical care costs	6,563	5,474
General and administrative expenses	571	473
Premium tax expenses	208	187
Depreciation and amortization	40	33
Other	16	20
Total operating expenses	7,398	6,187
Operating income	372	335
Other expenses, net:
Interest expense	28	30
Total other expenses, net	28	30
Income before income tax expense	344	305
Income tax expense	86	77
Net income	$258	$228

Net income per share - Basic	$4.45	$3.95
Net income per share - Diluted	$4.39	$3.89

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2022	2021

	(In millions) (Unaudited)
Net income	$258	$228
Other comprehensive loss:
Unrealized investment loss	(100)	(15)
Less: effect of income taxes	(24)	(4)
Other comprehensive loss, net of tax	(76)	(11)
Comprehensive income	$182	$217

See accompanying notes.
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,804	$4,438
Investments	2,988	3,202
Receivables	2,156	2,177
Prepaid expenses and other current assets	198	247
Total current assets	10,146	10,064
Property, equipment, and capitalized software, net	393	396
Goodwill, and intangible assets, net	1,305	1,252
Restricted investments	221	212
Deferred income taxes	114	106
Other assets	181	179
Total assets	$12,360	$12,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3,601	$3,363
Amounts due government agencies	2,613	2,472
Accounts payable, accrued liabilities and other	809	842
Deferred revenue	18	370
Total current liabilities	7,041	7,047
Long-term debt	2,174	2,173
Finance lease liabilities	217	219
Other long-term liabilities	134	140
Total liabilities	9,566	9,579
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 59 million shares at March 31, 2022, and 58 million shares at December 31, 2021	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	218	236
Accumulated other comprehensive loss	(81)	(5)
Retained earnings	2,657	2,399
Total stockholders’ equity	2,794	2,630
Total liabilities and stockholders’ equity	$12,360	$12,209

See accompanying notes.
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2021	58	$—	$236	$(5)	$2,399	$2,630
Net income	—	—	—	—	258	258
Other comprehensive loss, net	—	—	—	(76)	—	(76)
Share-based compensation	1	—	(18)	—	—	(18)
Balance at March 31, 2022	59	$—	$218	$(81)	$2,657	$2,794

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2020	59	$—	$199	$37	$1,860	$2,096
Net income	—	—	—	—	228	228
Common stock purchases	(1)	—	(2)	—	(120)	(122)
Other comprehensive loss, net	—	—	—	(11)	—	(11)
Share-based compensation	—	—	(27)	—	—	(27)
Balance at March 31, 2021	58	$—	$170	$26	$1,968	$2,164

See accompanying notes.
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021

	(In millions) (Unaudited)
Operating activities:
Net income	$258	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40	33
Deferred income taxes	16	6
Share-based compensation	34	24
Other, net	(8)	12
Changes in operating assets and liabilities:
Receivables	21	(98)
Prepaid expenses and other current assets	(32)	(15)
Medical claims and benefits payable	263	168
Amounts due government agencies	137	432
Accounts payable, accrued liabilities and other	(81)	16
Deferred revenue	(352)	(304)
Income taxes	67	66
Net cash provided by operating activities	363	568
Investing activities:
Purchases of investments	(403)	(388)
Proceeds from sales and maturities of investments	513	308
Purchases of property, equipment and capitalized software	(23)	(16)
Other, net	(13)	9
Net cash provided by (used in) investing activities	74	(87)
Financing activities:
Common stock withheld to settle employee tax obligations	(52)	(51)
Contingent consideration liabilities settled	(20)	(20)
Common stock purchases	—	(128)
Other, net	(5)	(8)
Net cash used in financing activities	(77)	(207)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	360	274
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,506	4,223
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,866	$4,497

Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2022

1. Organization and Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We currently have four reportable segments consisting of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
As of March 31, 2022, we served approximately 5.1 million members eligible for government-sponsored healthcare programs, located across 19 states.
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
Recent Developments
California Procurement—Medicaid. In April 2022, we submitted our RFP response. We expect the award to be announced in early August 2022, with an effective date of January 2024.
Texas Procurement—Medicaid. In March 2022, the Texas Health and Human Services Commission posted the ABD program (known in Texas as STAR+PLUS) RFP, with awards estimated to be announced in the fourth quarter of 2022, and start of operations in September 2023.
Texas Acquisition—Medicaid and Medicare. On January 1, 2022, we closed on our acquisition of Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. See Note 4, “Business Combinations,” for further information.
Nevada Procurement—Medicaid. Our new contract in Clark and Washoe Counties commenced on January 1, 2022, and offers health coverage to TANF, CHIP and Medicaid Expansion beneficiaries. The four year contract with a possible two-year extension was ratified in September 2021.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the entire year ending December 31, 2022.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2021. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in our December 31, 2021, audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2021.
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
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 7

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

	March 31,
	2022	2021

	(In millions)
Cash and cash equivalents	$4,804	$4,431
Restricted cash and cash equivalents	62	66
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,866	$4,497

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

	March 31, 2022	December 31, 2021

	(In millions)
Government receivables	$1,589	$1,566
Pharmacy rebate receivables	306	276
Other	261	335
Total	$2,156	$2,177

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
Certain components of premium revenue are subject to accounting estimates and are described in further detail below, and in our 2021 Annual Report on Form 10-K, Note 2, “Significant Accounting Policies,” under “Contractual Provisions That May Adjust or Limit Revenue or Profit,” and “Quality Incentives.”
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 8

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
The following table sets forth amounts due government agencies, categorized by program:

	March 31, 2022	December 31, 2021

	(In millions)
Medicaid program:
Minimum MLR and profit sharing	$1,033	$1,016
Other	270	263
Medicare program:
Risk adjustment and Part D risk sharing	105	89
Minimum MLR and profit sharing	103	101
Other	31	35
Marketplace program:
Risk adjustment	949	902
Minimum MLR	20	18
Other	102	48
Total amounts due government agencies	$2,613	$2,472

Medicaid Program
Minimum MLR and Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we adjust our premium revenue in the period in which we determine that the adjustment is probable and reasonably estimable, based on our best estimate of the ultimate premium we expect to realize for the period being adjusted.
Beginning in 2020, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. For the three months ended March 31, 2022, we recognized approximately $28 million related to such risk corridors, primarily in the Medicaid segment, compared to $110 million recognized in the three months ended March 31, 2021. The decrease is due to the elimination of several of the COVID-19 risk corridors.
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
Marketplace Program
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of March 31, 2022, Marketplace risk adjustment payables amounted to $949 million and related receivables amounted to $33 million, for a net payable of $916 million. As of December 31, 2021, Marketplace risk adjustment payables amounted to $902 million and related receivables amounted to $7 million, for a net payable of $895 million.
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 9

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels. Our investments consist primarily of investment-grade debt securities with final maturities of less than 15 years, or less than 15 years average life for structured securities. Restricted investments are invested principally in cash, cash equivalents, and U.S. Treasury securities. Concentration of credit risk with respect to accounts receivable is limited because our payors consist principally of the federal government, and governments of each state in which our health plan subsidiaries operate.
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

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2022	2021

	(In millions, except net income per share)
Numerator:
Net income	$258	$228
Denominator:
Shares outstanding at the beginning of the period	57.9	58.0
Weighted-average number of shares issued:
Stock-based compensation	0.1	0.1
Stock purchases	—	(0.4)
Denominator for basic net income per share	58.0	57.7
Effect of dilutive securities: (1)
Stock-based compensation	0.7	0.9
Denominator for diluted net income per share	58.7	58.6

Net income per share - Basic (2)	$4.45	$3.95
Net income per share - Diluted (2)	$4.39	$3.89

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method.
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 10

(2)    Source data for calculations in thousands.

4. Business Combinations
Cigna. On January 1, 2022, we closed on our acquisition of Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan contracts, along with certain operating assets, for purchase consideration of approximately $60 million. We acquired membership and a provider network with a preliminary fair value of approximately $36 million. We allocated the remaining $24 million of purchase consideration to goodwill, primarily in the Medicaid segment, which relates to future economic benefits arising from expected synergies from the use of our existing infrastructure to support the added membership, and from the assembled workforce. The goodwill is deductible for income tax purposes.
Affinity. On October 25, 2021, we closed on our acquisition of substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York, for initial purchase consideration of approximately $176 million. In the three months ended March 31, 2022, we recorded various measurement period adjustments, including a decrease of $25 million to “Medical claims and benefits payable,” and an increase of $4 million to “Amounts due government agencies.” In the aggregate, we recorded a net increase of $11 million to goodwill for these measurement period adjustments and various purchase price adjustments.

5. Fair Value Measurements
We consider the carrying amounts of current assets and current liabilities to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions used to: a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, refer to our 2021 Annual Report on Form 10-K, Note 5, “Fair Value Measurements.”
The net changes in fair value of Level 3 financial instruments are reported in “Other” operating expenses in our consolidated statements of income. In the three months ended March 31, 2022 and 2021, we recognized a loss of $4 million and $8 million, respectively, for the increase in the fair value of the contingent consideration liabilities described below.
Our financial instruments measured at fair value on a recurring basis at March 31, 2022, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,808	$—	$1,808	$—
Mortgage-backed securities	598	—	598	—
Asset-backed securities	252	—	252	—
U.S. Treasury notes	174	—	174	—
Municipal securities	117	—	117	—
Other	39	—	39	—
Total assets	$2,988	$—	$2,988	$—

Contingent consideration liabilities	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8

Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 11

Our financial instruments measured at fair value on a recurring basis at December 31, 2021, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,833	$—	$1,833	$—
Mortgage-backed securities	614	—	614	—
Asset-backed securities	247	—	247	—
U.S. Treasury notes	353	—	353	—
Municipal securities	123	—	123	—
Other	32	—	32	—
Total assets	$3,202	$—	$3,202	$—

Contingent consideration liabilities	$47	$—	$—	$47
Total liabilities	$47	$—	$—	$47

Contingent Consideration Liabilities
Our Level 3 financial instruments at March 31, 2022 are comprised solely of contingent consideration liabilities of $8 million, in connection with our 2020 acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan in Kentucky. Such liabilities are recorded at fair value on a recurring basis. In the three months ended March 31, 2022, the estimated fair value of contingent purchase consideration increased by approximately $4 million, relating to an operating income guarantee.
In the three months ended March 31, 2022 we paid the seller $43 million, of which $23 million was for the remaining half of the consideration due for minimum member enrollment targets and $20 million was for the first payment of the consideration due for the operating income guarantee. For the amounts paid in the three months ended March 31, 2022, $20 million has been presented in “Financing activities” in the accompanying consolidated statements of cash flows, with the balance reflected in “Operating activities.” The remaining balance of the liabilities is reported in “Accounts payable, accrued liabilities and other” in the accompanying consolidated balance sheets.
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$791	$789	$791	$829
3.875% Notes due 2030	642	624	642	675
3.875% Notes due 2032	741	713	740	760
Total	$2,174	$2,126	$2,173	$2,264

Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 12

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	March 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,874	$1	$67	$1,808
Mortgage-backed securities	622	—	24	598
Asset-backed securities	261	—	9	252
U.S. Treasury notes	174	—	—	174
Municipal securities	123	—	6	117
Other	40	—	1	39
Total	$3,094	$1	$107	$2,988

	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,836	$9	$12	$1,833
Mortgage-backed securities	616	2	4	614
Asset-backed securities	248	—	1	247
U.S. Treasury notes	353	—	—	353
Municipal securities	123	1	1	123
Other	32	—	—	32
Total	$3,208	$12	$18	$3,202

The contractual maturities of our current investments as of March 31, 2022 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$466	$466
Due after one year through five years	1,733	1,668
Due after five years through ten years	318	306
Due after ten years	577	548
Total	$3,094	$2,988

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses were insignificant for the three months ended March 31, 2022, and 2021.
We have determined that unrealized losses at March 31, 2022, and December 31, 2021, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 13

The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months. No investments have been in a continuous loss position for 12 months or more as of March 31, 2022, and December 31, 2021.

	March 31, 2022			December 31, 2021
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$1,516	$67	624	$1,063	$12	395
Mortgage-backed securities	582	24	238	408	4	146
Asset-backed securities	208	9	99	166	1	75
Municipal securities	97	6	120	69	1	61
Other	25	1	10	—	—	—
Total	$2,428	$107	1,091	$1,706	$18	677

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
We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $221 million at March 31, 2022, of which $190 million will mature in one year or less, and $31 million will mature in one through five years.

7. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	March 31, 2022	December 31, 2021

	(In millions)
Claims incurred but not paid (“IBNP”)	$2,521	$2,486
Pharmacy payable	240	219
Capitation payable	95	82
Other	745	576
Total	$3,601	$3,363

“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $322 million and $226 million as of March 31, 2022, and December 31, 2021, respectively.
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
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 14

	Three Months Ended March 31, 2022
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,580	$404	$379	$3,363
Components of medical care costs related to:
Current year	5,424	840	505	6,769
Prior years	(154)	(25)	(27)	(206)
Total medical care costs	5,270	815	478	6,563
Payments for medical care costs related to:
Current year	3,402	465	330	4,197
Prior years	1,633	306	260	2,199
Total paid	5,035	771	590	6,396
Acquired balances, net of post-acquisition adjustments	(25)	—	—	(25)
Change in non-risk and other provider payables	93	3	—	96
Medical claims and benefits payable, ending balance	$2,883	$451	$267	$3,601

	Three Months Ended March 31, 2021
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,129	$392	$175	$2,696
Components of medical care costs related to:
Current year	4,394	738	536	5,668
Prior years	(158)	(16)	(20)	(194)
Total medical care costs	4,236	722	516	5,474
Payments for medical care costs related to:
Current year	2,790	410	313	3,513
Prior years	1,364	304	113	1,781
Total paid	4,154	714	426	5,294
Acquired balances, net of post-acquisition adjustments	8	(33)	—	(25)
Change in non-risk and other provider payables	(11)	(1)	—	(12)
Medical claims and benefits payable, ending balance	$2,208	$366	$265	$2,839

Our estimates of medical claims and benefits payable recorded at December 31, 2021, and 2020 developed favorably by approximately $206 million and $194 million as of March 31, 2022, and 2021, respectively.
The favorable prior year development recognized in the three months ended March 31, 2022 was primarily due to lower than expected utilization of medical services by our members and improved operating performance. Consequently, the ultimate costs recognized in 2022, as claims payments were processed, were lower than our estimates in 2021.

Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 15

8. Debt
All our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	March 31, 2022	December 31, 2021

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
Deferred debt issuance costs	(26)	(27)
Total	$2,174	$2,173

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
The Credit Agreement contains customary non-financial and financial covenants. As of March 31, 2022, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt. As of March 31, 2022, no amounts were outstanding under the Credit Facility.
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
4.375% Notes due 2028. We had $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of March 31, 2022, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We had $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of March 31, 2022, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We had $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of March 31, 2022, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

9. Stockholders' Equity
In September 2021, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program, which superseded the stock purchase program approved by our board of directors in September 2020, is funded with cash on hand and extends through December 31, 2022. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of April 27, 2022, we have purchased 85,000 shares under the stock purchase program approved in 2021.

Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 16

10. Segments
We currently have four reportable segments consisting of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
The Medicaid, Medicare, and Marketplace segments represent the government-funded or sponsored programs under which we offer managed healthcare services. The Other segment, which is insignificant to our consolidated results of operations, includes certain corporate amounts not associated with or allocated to the Medicaid, Medicare, or Marketplace segments. Additionally, the Other segment includes service revenues and service costs associated with the long-term services and supports consultative services we provide in Wisconsin.
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
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended March 31,
	2022	2021

	(In millions)
Total revenue:
Medicaid	$6,187	$5,020
Medicare	949	805
Marketplace	616	680
Other	18	17
Total	$7,770	$6,522

The following table reconciles margin by segment to consolidated income before income taxes.

	Three Months Ended March 31,
	2022	2021

	(In millions)
Margin:
Medicaid	$710	$604
Medicare	128	77
Marketplace	130	151
Other	3	4
Total margin	971	836
Add: other operating revenues (1)	221	199
Less: other operating expenses (2)	(820)	(700)
Operating income	372	335
Other expenses, net	28	30
Income before income tax expense	$344	$305

______________________
(1)Other operating revenues include premium tax revenue, investment income, and other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, and other operating expenses.
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 17

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
Legal Proceedings
The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. Penalties associated with violations of these laws and regulations include significant fines and penalties, exclusion from participating in publicly funded programs, the repayment of previously billed and collected revenues and reputational damage.
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
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. The appellate briefing has concluded and no assurances can be given regarding the ultimate outcome. Under the Court’s June 16, 2021 final Order, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract and provide care to Kentucky Medicaid members.
Puerto Rico. On August 13, 2021, Molina Healthcare of Puerto Rico, Inc. (“MHPR”) filed a complaint asserting, among other claims, breach of contract against the Puerto Rico Health Insurance Administration (“ASES”). On September 13, 2021, in addition to filing its answer to MHPR’s complaint, ASES filed a counterclaim and a third-party complaint against MHPR and the Company. The counterclaim alleges that MHPR and the Company breached contractual obligations by failing to pay providers, and seeks damages and various equitable remedies. On October 8, 2021, MHPR filed its reply to the counterclaim, denying all the allegations, and on November 1, 2021, the Company filed its answer to the third-party complaint. On December 3, 2021, MHPR filed a request for disbursement of illegally withheld funds, and ASES filed its opposition. At a status hearing on January 19, 2022, the Court heard MHPR’s request for disbursement. The Court has not ruled on the request. On March 23, 2022, the Court informed the parties that it will appoint a Special Commissioner to review the merits of the entire case, with the assigned judge retaining final authority over any resolution. The parties are negotiating the engagement of the Special Commissioner. This matter is in its early stages and remains subject to significant additional proceedings, and no prediction can be made as to the outcome. No gain or loss is probable and reasonably estimable with regard to either MHPR’s complaint or the counterclaim of ASES.
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “guidance,” “future,” “anticipates,” “believes,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our 2021 Annual Report on Form 10-K, including without limitation the following:
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
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 19

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
Readers should refer to the section entitled “Risk Factors” in our 2021 Annual Report on Form 10-K, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
This Quarterly Report on Form 10-Q and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our 2021 Annual Report on Form 10-K.
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 20

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company (currently ranked 155), provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.1 million members as of March 31, 2022, located across 19 states.
FIRST QUARTER 2022 HIGHLIGHTS
We reported net income of $258 million, or $4.39 per diluted share, for the first quarter of 2022, which reflected the following:
•Membership increase of 480,000, or 10%, compared with March 31, 2021, and a 114,000 sequential decrease compared to December 31, 2021;
•Premium revenue of $7.5 billion increased 19% compared with the first quarter of 2021, reflecting increased organic membership in Medicaid and Medicare, along with the impact of acquisitions, partially offset by the decline in Marketplace membership;
•Consolidated medical care ratio (“MCR”) was 87.1%, compared with 86.8% for the first quarter of 2021, and increased due to the net effect of COVID, which increased the MCR by 50 basis points in the first quarter of 2022, but was negligible in the first quarter of 2021;
•General and administrative expense (“G&A”) ratio of 7.4%, which compared with 7.3% in the first quarter of 2021, reflecting temporary labor costs challenges, certain non-recurring costs and appropriate investments to accommodate growth, partially offset by the benefits of scale produced by our increase in revenue; and
•After-tax margin of 3.3%, which was in line with our expectations.
We note the following factors impacting the 2022 first quarter financial results:
•We estimate that the net effect of COVID decreased net income by approximately $0.57 per diluted share in the first quarter of 2022. The net effect of COVID had a negligible impact on the first quarter of 2021.
•The net effect of COVID reflects higher COVID inpatient costs, lower COVID-related utilization curtailment and the impact of the COVID risk-sharing corridors, and impacted all of our segments during the first quarter of 2022.

Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 21

CONSOLIDATED FINANCIAL SUMMARY

	Three Months Ended March 31,
	2022	2021

	(In millions, except per-share amounts)
Premium revenue	$7,531	$6,306
Less: medical care costs	6,563	5,474
Medical margin	968	832
MCR (1)	87.1%	86.8%

Other revenues:
Premium tax revenue	208	187
Investment income	11	9
Other revenue	20	20

General and administrative expenses	571	473
G&A ratio (2)	7.4%	7.3%

Premium tax expenses	208	187
Depreciation and amortization	40	33
Other	16	20
Operating income	372	335
Interest expense	28	30
Income before income tax expense	344	305
Income tax expense	86	77
Net income	$258	$228

Net income per share – Diluted	$4.39	$3.89

Diluted weighted average shares outstanding	58.7	58.6

Other Key Statistics
Ending membership	5.1	4.6
Effective income tax rate	25.0%	25.2%
After-tax margin (3)	3.3%	3.5%

________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the first quarter of 2022 amounted to $258 million, or $4.39 per diluted share, compared with $228 million, or $3.89 per diluted share, in the first quarter of 2021. The 13% increase in net income is consistent with the improvement in operating income, which increased to $372 million in the first quarter of 2022, compared with $335 million in the first quarter of 2021.
The improvement in operating income was mainly due to membership growth and higher premium revenues, partially offset by an increase in the MCR.
PREMIUM REVENUE
Premium revenue increased $1.2 billion, or 19%, in the first quarter of 2022, when compared with the first quarter of 2021. The higher premium revenue reflects increased organic membership in the Medicaid and Medicare segments and the impact of acquisitions, partially offset by a decline in the Marketplace segment. The increase in premium
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 22

revenue was partially attributable to a reduced impact of COVID-related risk corridors that were enacted in several states beginning in the second quarter of 2020.
MEDICAL CARE RATIO
The consolidated MCR in the first quarter of 2022 was 87.1%, compared with 86.8% in the first quarter of 2021. The Medicaid and Marketplace MCRs increased in the first quarter of 2022, while the Medicare MCR decreased. The net effect of COVID increased the consolidated MCR in the first quarter of 2022 by approximately 50 basis points and impacted all segments in the first quarter of 2022. The net effect of COVID had a negligible impact on the first quarter of 2021. The impacts were varied by segment in both periods.
The prior year reserve development in the first quarter of 2022 was modestly favorable, but its impact on earnings was absorbed by the COVID-related risk corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.7% and 2.9% for the first quarter of 2022 and 2021, respectively. The current year ratio decrease was mainly due to changes in business mix.
INVESTMENT INCOME
Investment income increased to $11 million in the first quarter of 2022, compared with $9 million in the first quarter of 2021, mainly due to an increase in interest rates and higher levels of invested assets. Investment yields were lower in the first quarter of 2021 due to a temporary allocation in shorter-term invested assets due to the COVID-19 pandemic, until it was rescinded in the second quarter of 2021.
OTHER REVENUE
Other revenue was consistent at $20 million in the first quarter of 2022 and 2021. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio was 7.4% in the first quarter of 2022, compared with 7.3% in the first quarter of 2021, mainly reflecting temporary labor cost challenges, certain non-recurring costs and appropriate investments to accommodate growth, partially offset by the benefits of scale produced by our increase in revenue. We expect our full year 2022 G&A ratio to be consistent with our long term targets.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased to $40 million in the first quarter of 2022, compared with $33 million in the first quarter of 2021, due primarily to amortization associated with recent acquisitions completed in the fourth quarter of 2021 and the first quarter of 2022.
OTHER OPERATING EXPENSES
Other operating expenses totaled $16 million in the first quarter of 2022, compared with $20 million in the first quarter of 2021. Other operating expenses mainly includes service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense decreased to $28 million in the first quarter of 2022, compared with $30 million in the first quarter of 2021. The decrease resulted from our early redemption of $700 million aggregate principal amount of our 5.375% senior notes due 2022 in the fourth quarter of 2021, partially offset by interest related to the private offering of the 3.875% Notes due 2032 in the same period.
INCOME TAXES
Income tax expense amounted to $86 million in the first quarter of 2022, or 25.0% of pretax income, compared with income tax expense of $77 million, or 25.2% of pretax income in the first quarter of 2021. The difference in the effective tax rate is primarily due to the impact of certain discrete tax benefits recognized in the three months ended March 31, 2022.

Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 23

TRENDS AND UNCERTAINTIES
COVID-19 PANDEMIC
As the COVID-19 pandemic continues to evolve, its ongoing impact to our business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. Specific trends and uncertainties related to our Medicaid, Medicare, and Marketplace segments follow.
Federal Economic Stabilization and Other Programs
Effective January 16, 2022, the Biden Administration extended the COVID-19 related PHE, which, among other things, continued the suspension in state Medicaid eligibility redeterminations for 90 days until April 16, 2022. Effective April 17, 2022, the Biden Administration extended the PHE for another 90 days and it will remain in effect until July 15, 2022, unless extended.
Due to the uncertainty as to the duration and breadth of the pandemic, we are unable to reasonably estimate the ultimate impact of the economic stabilization and other programs to our business, financial condition, and operating results.
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we added over 750,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, at least through mid-July 2022.
Beginning in 2020, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. The current rate environment is stable and rational. We continue to believe that the risk-sharing corridors previously introduced are related to the declared PHE and will likely be eliminated as the COVID pandemic subsides. However, the risk corridors continue to contribute an added level of variability to our results of operations. In the three months ended March 31, 2022, we recognized approximately $28 million, for the impact of these risk corridors, compared to $110 million recognized in the three months ended March 31, 2021. The decrease is due to the elimination of several of the COVID-19 risk corridors.
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
Medical Care Costs
We expect continued uncertainty regarding utilization trends as the pandemic continues. The speed and extent to which utilization rebounds will be greatly impacted by the economy and consumer behavior, provider capacity, and the potential resurgence of COVID-19 infection rates. We believe that some portion of the utilization curtailment experienced in the three months ended March 31, 2022 is likely the result of service deferrals, and so these services will likely be provided to members over the remainder of the year.
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
OTHER RECENT DEVELOPMENTS
California Procurement—Medicaid. In April 2022, we submitted our RFP response. We expect the award to be announced in early August 2022, with an effective date of January 2024.
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 24

Texas Procurement—Medicaid. In March 2022, the Texas Health and Human Services Commission posted the ABD program (known in Texas as STAR+PLUS) RFP, with awards estimated to be announced in the fourth quarter of 2022, and start of operations in September 2023.
Texas Acquisition—Medicaid and Medicare. On January 1, 2022, we closed on our acquisition of Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets.
Nevada Procurement—Medicaid. Our new contract in Clark and Washoe Counties commenced on January 1, 2022, and offers health coverage to TANF, CHIP and Medicaid Expansion beneficiaries. The four year contract with a possible two-year extension was ratified in September 2021.
Marketplace Enrollment. We now expect to end 2022 with approximately 270,000 members, reflecting normal attrition over the remainder of the year and limited special enrollment period growth based on revised eligibility rules and our product design and distribution strategy. This represents an increase compared to our previous estimate of 250,000 members by the end of 2022, resulting from stronger final enrollment and grace period membership.
For a discussion of additional segment trends, uncertainties and other developments, refer to our 2021 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”

REPORTABLE SEGMENTS
As of March 31, 2022, we served approximately 5.1 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
We currently have 4 reportable segments consisting of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other.
The Medicaid, Medicare, and Marketplace segments represent the government-funded or sponsored programs under which we offer managed healthcare services. The Other segment, which is insignificant to our consolidated results of operations, includes certain corporate amounts not associated with or allocated to the Medicaid, Medicare, or Marketplace segments. Additionally, the Other segment includes service revenues and service costs associated with the long-term services and supports consultative services we provide in Wisconsin.
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
SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	March 31,	December 31,	March 31,
	2022	2021	2021
Medicaid	4,566,000	4,329,000	3,859,000
Medicare	148,000	142,000	126,000
Marketplace	371,000	728,000	620,000
Total	5,085,000	5,199,000	4,605,000

Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 25

SEGMENT FINANCIAL PERFORMANCE
The following table summarizes premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2022			2021
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$5,980	$710	88.1%	$4,840	$604	87.5%
Medicare	943	128	86.5	799	77	90.3
Marketplace	608	130	78.6	667	151	77.3
Total	$7,531	$968	87.1%	$6,306	$832	86.8%

Medicaid
Medicaid premium revenue increased $1.1 billion, or 24%, in the first quarter of 2022, when compared with the first quarter of 2021. The increase was mainly due to organic membership growth, including Nevada, and the impact from the Affinity and Cigna acquisitions that closed in the fourth quarter of 2021 and in January 2022, respectively. Excluding the acquisitions, membership growth was across several states and was mainly driven by the extension of the PHE period and the associated suspension of membership redeterminations due to COVID-19. The increase was partially attributable to a reduced impact of state risk corridors stemming from COVID-19.
As described above in “Trends and Uncertainties,” we recognized approximately $28 million in the first quarter of 2022, for the impact of risk corridors enacted in several states beginning in the second quarter of 2020, in response to the lower utilization of medical services resulting from COVID-19. We recognized approximately $110 million for the impact of such risk corridors in the first quarter of 2021. The decrease is due to the elimination of most of the COVID-19 risk corridors.
The medical margin in our Medicaid program increased $106 million, or 18%, in the first quarter of 2022 when compared with the first quarter of 2021. The increase was driven by increased premium revenues and margin associated with the membership growth discussed above, partially offset by an increase in the MCR.
The Medicaid MCR increased to 88.1% in the first quarter of 2022, from 87.5% in the first quarter of 2021, or 60 basis points. The increase was mainly attributable to a year-over-year increase in the net effect of COVID, partially offset by improved operations, including medical cost management. The year-over-year change in the net effect of COVID reflects an increase in COVID-related inpatient costs, and lower COVID-related utilization curtailment, partially offset by the decrease in COVID-related risk corridors. The Medicaid MCR is consistent with our long-term target despite the net effect of COVID.
Medicare
Medicare premium revenue increased $144 million, or 18%, in the first quarter of 2022, primarily due to the impact of product expansion and organic membership growth in existing states, partially offset by lower premium revenue PMPM from the change in business mix.
The medical margin for Medicare increased $51 million, in the first quarter of 2022, when compared with the first quarter of 2021, mainly due to the increase in premium revenues and the improvement in the MCR discussed below.
The Medicare MCR decreased to 86.5% in the first quarter of 2022, from 90.3% in the first quarter of 2021, or 380 basis points. The improvement was primarily driven by a lower net effect of COVID, improved operating performance, including higher risk scores that more closely reflect the acuity of our membership, and the change in business mix. The Medicare MCR is lower than our long-term target.
Marketplace
Marketplace premium revenue in the first quarter of 2022 decreased $59 million, compared with the first quarter of 2021, mainly due to a reduction in membership, partially offset by an increase in premium revenue PMPM. Our Marketplace membership as of March 31, 2022 amounted to 371,000 members, representing a decline of 357,000 members compared to December 31, 2021, which is in line with our product and pricing strategy to achieve our target margins in this business. The increase in premium revenue PMPM is consistent with the product and pricing
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 26

strategy, reflecting an increase of members in the silver metal tier and a decrease of members in the bronze metal tier.
The Marketplace medical margin decreased $21 million in the first quarter of 2022, when compared with the first quarter of 2021, primarily due to the decrease in membership and premiums, and the increase in the MCR described below.
The Marketplace MCR increased to 78.6% in the first quarter of 2022, from 77.3% in the first quarter of 2021, or 130 basis points. The increase resulted mainly from changes in membership mix discussed above. Silver metal tier products incur less MCR seasonality than bronze metal tier products due to lower deductibles. The Marketplace MCR is in line within our long-term target.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations in the first quarters of 2022 and 2021, respectively.

LIQUIDITY AND FINANCIAL CONDITION
LIQUIDITY
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
We maintain liquidity at two levels: 1) the regulated health plan subsidiaries; and 2) the parent company. Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity. In the first quarter of 2022, we did not experience noticeable delays to, or changes in, the timing or level of premium receipts as a result of the COVID-19 pandemic, but there can be no assurances that we will not experience such delays in the future. See further discussion below in “Future Sources and Uses of Liquidity—Future Uses—Potential Impact of COVID-19 Pandemic.”
A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the three months ended March 31, 2022, the parent company received $115 million, in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
The parent company may also contribute capital to the regulated health plan subsidiaries to satisfy minimum statutory net worth requirements, including funding for newer health plans. In the three months ended March 31, 2022, the parent company contributed capital of $19 million, to the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $250 million and $348 million as of March 31, 2022, and December 31, 2021, respectively. The decrease as of March 31, 2022, was primarily due to the timing of corporate payments and capital contributions to regulated health plan subsidiaries, partially offset by dividends received from regulated health plan subsidiaries.
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
Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of less than 15 years, or less than 15 years average life for structured securities. Professional portfolio managers operating under
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 27

documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels.
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
Cash Flow Activities
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2022	2021	Change

	(In millions)
Net cash provided by operating activities	$363	$568	$(205)
Net cash provided by (used in) investing activities	74	(87)	161
Net cash used in financing activities	(77)	(207)	130
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$360	$274	$86

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
Net cash provided by operations for the three months ended March 31, 2022 was $363 million, compared with $568 million in the three months ended March 31, 2021. The $205 million decrease in cash flow was due to the net impact of timing differences in government receivables and payables and partially offset by an increase in net earnings.
Investing Activities
Net cash provided by investing activities was $74 million in the three months ended March 31, 2022, compared with $87 million used in investing activities in the three months ended March 31, 2021, an increase in cash flow of $161 million. This increase in cash flow was primarily due to the net activity of proceeds and purchases of investments in the three months ended March 31, 2022.
Financing Activities
Net cash used in financing activities was $77 million in the three months ended March 31, 2022, compared with $207 million used in the three months ended March 31, 2021, an increase in cash flow of $130 million. In the three months ended March 31, 2022, cash outflow included $52 million for common stock withheld to settle employee tax obligations. In the three months ended March 31, 2021, financing cash outflows included common stock purchases of $128 million and $51 million for common stock withheld to settle employee tax obligations. Additionally, we paid $20 million each in the first quarters of 2022 and 2021 to settle contingent consideration liabilities relating to our Kentucky Passport acquisition that closed in 2020.

FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under the Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 28

On a consolidated basis, at March 31, 2022, our working capital was $3.1 billion, compared with $3.0 billion at December 31, 2021. At March 31, 2022, our cash and investments amounted to $8.0 billion, compared with $7.9 billion at December 31, 2021.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.1 billion at both March 31, 2022 and December 31, 2021. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of March 31, 2022, was approximately $229 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of March 31, 2022, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
Debt Ratings
Each of our senior notes is rated “BB-” by Standard & Poor’s, and “Ba3” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our future borrowing costs.
Financial Covenants
The Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios are computed as defined by the terms of the Credit Agreement.
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of March 31, 2022, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.

FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Potential Impact of COVID-19 Pandemic. Excluding acquisitions and our exit from Puerto Rico, we added over 750,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, at least through mid-July 2022.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. As a result of the COVID-19 pandemic, state regulators could further restrict the ability of our regulated health plan subsidiaries to pay dividends to the parent company, which would reduce the liquidity of the parent company.
Credit Agreement Borrowing Capacity. As of March 31, 2022, we had available borrowing capacity of $1 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 29

our consolidated net leverage ratio is not greater than a defined maximum. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In September 2021, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program, which superseded the stock purchase program approved by our board of directors in September 2020, is funded with cash on hand and extends through December 31, 2022. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of April 27, 2022, $472 million remained available to purchase our common stock under this program through December 31, 2022.
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
Potential Impact of COVID-19 Pandemic. As described above in “Trends and Uncertainties,” we have been subject to Medicaid risk corridors as a result of the pandemic. Beginning in 2020, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Beginning in the second quarter of 2020, we have recognized risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. For the three months ended March 31, 2022, we recognized approximately $28 million related to such risk corridors, primarily in the Medicaid segment.
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
Regulatory Capital Requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2021, was disclosed in our 2021 Annual Report on Form 10-K.
There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2022.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the three months ended March 31, 2022 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.
•Contractual provisions that may adjust or limit revenue or profit. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 30

•Quality incentives. In the three months ended March 31, 2022, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.
•Business combinations, goodwill, and intangible assets, net. In the three months ended March 31, 2022, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2022, the fair value of our fixed income investments would decrease by approximately $69 million. Declines in interest rates over time will reduce our investment income.
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
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 11, “Commitments and Contingencies.”

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision with respect to our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the caption “Risk Factors,” in our 2021 Annual Report on Form 10-K. The risk factors described in our 2021 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, results of operations, or stock price.

Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 31

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the first quarter of 2022, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	1,000	$291.89	—	$500,000,000
February 1 - February 28	—	$—	—	$500,000,000
March 1 - March 31	165,000	$311.88	—	$500,000,000
Total	166,000	$311.71	—

_______________________
(1)During the first quarter of 2022, we withheld approximately 166,000 shares of common stock, to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to Note 9, “Stockholders' Equity.”
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 32

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
10.1	Amendment of Employment Agreement, dated February 16, 2022, by and between Joseph M. Zubretsky and Molina Healthcare, Inc.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 16, 2022.
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith.

Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	April 28, 2022	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 28, 2022	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. March 31, 2022 Form 10-Q | 34