Form 10-Q
period 2022-06-30
MOLINA HEALTHCARE, INC.
filed 2022-07-28
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 22, 2022, was approximately 58,100,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$7,799	$6,583	$15,330	$12,889
Premium tax revenue	215	185	423	372
Investment income	22	10	33	19
Other revenue	18	22	38	42
Total revenue	8,054	6,800	15,824	13,322
Operating expenses:
Medical care costs	6,872	5,819	13,435	11,293
General and administrative expenses	551	484	1,122	957
Premium tax expenses	215	185	423	372
Depreciation and amortization	44	31	84	64
Other	11	8	27	28
Total operating expenses	7,693	6,527	15,091	12,714
Operating income	361	273	733	608
Other expenses, net:
Interest expense	27	30	55	60
Total other expenses, net	27	30	55	60
Income before income tax expense	334	243	678	548
Income tax expense	86	58	172	135
Net income	$248	$185	$506	$413

Net income per share - Basic	$4.29	$3.20	$8.74	$7.14
Net income per share - Diluted	$4.25	$3.16	$8.63	$7.05

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions) (Unaudited)
Net income	$248	$185	$506	$413
Other comprehensive loss:
Unrealized investment (loss) gain	(62)	1	(162)	(14)
Less: effect of income taxes	(15)	1	(39)	(3)
Other comprehensive loss, net of tax	(47)	—	(123)	(11)
Comprehensive income	$201	$185	$383	$402

See accompanying notes.
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,312	$4,438
Investments	3,567	3,202
Receivables	2,240	2,177
Prepaid expenses and other current assets	213	247
Total current assets	10,332	10,064
Property, equipment, and capitalized software, net	401	396
Goodwill, and intangible assets, net	1,286	1,252
Restricted investments	219	212
Deferred income taxes	141	106
Other assets	193	179
Total assets	$12,572	$12,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3,775	$3,363
Amounts due government agencies	2,722	2,472
Accounts payable, accrued liabilities and other	715	842
Deferred revenue	13	370
Total current liabilities	7,225	7,047
Long-term debt	2,175	2,173
Finance lease liabilities	216	219
Other long-term liabilities	126	140
Total liabilities	9,742	9,579
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 58 million shares at June 30, 2022 and December 31, 2021	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	251	236
Accumulated other comprehensive loss	(128)	(5)
Retained earnings	2,707	2,399
Total stockholders’ equity	2,830	2,630
Total liabilities and stockholders’ equity	$12,572	$12,209

See accompanying notes.
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2021	58	$—	$236	$(5)	$2,399	$2,630
Net income	—	—	—	—	258	258
Other comprehensive loss, net	—	—	—	(76)	—	(76)
Share-based compensation	1	—	(18)	—	—	(18)
Balance at March 31, 2022	59	—	218	(81)	2,657	2,794
Net income	—	—	—	—	248	248
Common stock purchases	(1)	—	(2)	—	(198)	(200)
Other comprehensive loss, net	—	—	—	(47)	—	(47)
Share-based compensation	—	—	35	—	—	35
Balance at June 30, 2022	58	$—	$251	$(128)	$2,707	$2,830

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2020	59	$—	$199	$37	$1,860	$2,096
Net income	—	—	—	—	228	228
Common stock purchases	(1)	—	(2)	—	(120)	(122)
Other comprehensive loss, net	—	—	—	(11)	—	(11)
Share-based compensation	—	—	(27)	—	—	(27)
Balance at March 31, 2021	58	—	170	26	1,968	2,164
Net income	—	—	—	—	185	185
Share-based compensation	—	—	21	—	—	21
Balance at June 30, 2021	58	$—	$191	$26	$2,153	$2,370
See accompanying notes.
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021

	(In millions) (Unaudited)
Operating activities:
Net income	$506	$413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	64
Deferred income taxes	3	7
Share-based compensation	57	35
Other, net	(6)	10
Changes in operating assets and liabilities:
Receivables	(43)	(192)
Prepaid expenses and other current assets	(64)	(6)
Medical claims and benefits payable	405	272
Amounts due government agencies	247	792
Accounts payable, accrued liabilities and other	(147)	(15)
Deferred revenue	(357)	(333)
Income taxes	46	14
Net cash provided by operating activities	731	1,061
Investing activities:
Purchases of investments	(1,413)	(1,006)
Proceeds from sales and maturities of investments	879	622
Purchases of property, equipment and capitalized software	(50)	(29)
Other, net	(7)	5
Net cash used in investing activities	(591)	(408)
Financing activities:
Common stock purchases	(200)	(128)
Common stock withheld to settle employee tax obligations	(53)	(52)
Contingent consideration liabilities settled	(20)	(20)
Other, net	5	—
Net cash used in financing activities	(268)	(200)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(128)	453
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,506	4,223
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,378	$4,676

Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

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
As of June 30, 2022, we served approximately 5.1 million members eligible for government-sponsored healthcare programs, located across 19 states.
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
Recent Developments
Wisconsin Acquisition — Medicaid and Medicare. On July 13, 2022, we announced a definitive agreement to acquire substantially all the assets of My Choice Wisconsin (“MCW”). As of May 2022, MCW served over 44,000 managed long-term services and supports and core Medicaid members throughout Wisconsin, delivering approximately $1 billion in premium revenue for the 12 months ended March 31, 2022. The purchase price for the transaction is approximately $150 million, net of expected tax benefits and required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals, and the satisfaction of other customary closing conditions. We currently expect the transaction to close in 2022.
Texas Acquisition—Medicaid and Medicare. On January 1, 2022, we closed on our acquisition of Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. See Note 4, “Business Combinations,” for further information.
New York Acquisition—Medicaid. On October 7, 2021, we announced a definitive agreement to acquire the Medicaid Managed Long Term Care business of AgeWell New York. The purchase price for the transaction is approximately $106 million, net of certain tax benefits and target allocation of required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close in the fourth quarter of 2022.
California Procurement—Medicaid. In April 2022, we submitted our RFP response. We expect the award to be announced in early August 2022, with an effective date of January 2024.
Texas Procurement—Medicaid. In March 2022, the Texas Health and Human Services Commission posted the ABD program (known in Texas as STAR+PLUS) RFP, with awards estimated to be announced in the first quarter of 2023, and start of operations in February 2024.
Nevada Procurement—Medicaid. Our new contract in Clark and Washoe Counties commenced on January 1, 2022, and offers health coverage to TANF, CHIP and Medicaid Expansion beneficiaries. The four year contract with a possible two-year extension was ratified in September 2021.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The consolidated results of
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 7

operations for the six months ended June 30, 2022 are not necessarily indicative of the results for the entire year ending December 31, 2022.
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

2. Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term, highly liquid investments that are both readily convertible into known amounts of cash and have a maturity of three months or less on the date of purchase. The following table provides a reconciliation of cash and cash equivalents, and restricted cash and cash equivalents reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows. The restricted cash and cash equivalents presented below are included in “Restricted investments” in the accompanying consolidated balance sheets.

	June 30,
	2022	2021

	(In millions)
Cash and cash equivalents	$4,312	$4,608
Restricted cash and cash equivalents	66	68
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,378	$4,676

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

	June 30, 2022	December 31, 2021

	(In millions)
Government receivables	$1,628	$1,566
Pharmacy rebate receivables	272	276
Other	340	335
Total	$2,240	$2,177

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
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 8

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
The following table sets forth amounts due government agencies, categorized by program:

	June 30, 2022	December 31, 2021

	(In millions)
Medicaid program:
Minimum MLR and profit sharing	$1,018	$1,016
Other	402	263
Medicare program:
Risk adjustment and Part D risk sharing	68	89
Minimum MLR and profit sharing	115	101
Other	22	35
Marketplace program:
Risk adjustment	1,037	902
Minimum MLR	7	18
Other	53	48
Total amounts due government agencies	$2,722	$2,472

Medicaid Program
Minimum MLR and Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we adjust our premium revenue in the period in which we determine that the adjustment is probable and reasonably estimable, based on our best estimate of the ultimate premium we expect to realize for the period being adjusted.
Beginning in 2020, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Since the second quarter of 2020, we have recognized risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. For the three and six months ended June 30, 2022, we recognized approximately $94 million and $122 million, respectively, related to such risk corridors, primarily in the Medicaid segment, compared to $56 million and $166 million, respectively, recognized in the three and six months ended June 30, 2021. The decrease is due to the elimination of several of the COVID-19 risk corridors.
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
Marketplace Program
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of June 30, 2022, Marketplace risk adjustment payables amounted to $1,037 million and related receivables amounted to $61 million, for a net payable of $976 million. As of December 31, 2021, Marketplace risk adjustment payables amounted to $902 million and related receivables amounted to $7 million, for a net payable of $895 million.
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 9

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

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions, except net income per share)
Numerator:
Net income	$248	$185	$506	$413
Denominator:
Shares outstanding at the beginning of the period	58.1	57.7	57.9	58.0
Weighted-average number of shares issued:
Stock-based compensation	—	—	0.2	0.2
Stock purchases	(0.3)	—	(0.2)	(0.5)
Denominator for basic net income per share	57.8	57.7	57.9	57.7
Effect of dilutive securities: (1)
Stock-based compensation	0.6	0.7	0.7	0.8
Denominator for diluted net income per share	58.4	58.4	58.6	58.5

Net income per share - Basic (2)	$4.29	$3.20	$8.74	$7.14
Net income per share - Diluted (2)	$4.25	$3.16	$8.63	$7.05

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method.
(2)    Source data for calculations in thousands.
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 10

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
Affinity. On October 25, 2021, we closed on our acquisition of substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York, for initial purchase consideration of approximately $176 million. In the six months ended June 30, 2022, we recorded various measurement period adjustments, including an increase of $7 million to “Medical claims and benefits payable,” and an increase of $17 million to “Receivables” net of “Amounts due government agencies.” In the aggregate, we recorded a net increase of $11 million to goodwill for these measurement period adjustments and various purchase price adjustments.

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
The net changes in fair value of Level 3 financial instruments are reported in “Other” operating expenses in our consolidated statements of income. In the six months ended June 30, 2022 and 2021, we recognized a loss of $4 million and $3 million, respectively, for the increase in the fair value of the contingent consideration liabilities described below.
Our financial instruments measured at fair value on a recurring basis at June 30, 2022, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,268	$—	$2,268	$—
Mortgage-backed securities	717	—	717	—
Asset-backed securities	293	—	293	—
Municipal securities	146	—	146	—
U.S. Treasury notes	96	—	96	—
Other	47	—	47	—
Total assets	$3,567	$—	$3,567	$—

Contingent consideration liabilities	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8

Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 11

Our financial instruments measured at fair value on a recurring basis at December 31, 2021, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,833	$—	$1,833	$—
Mortgage-backed securities	614	—	614	—
Asset-backed securities	247	—	247	—
Municipal securities	123	—	123	—
U.S. Treasury notes	353	—	353	—
Other	32	—	32	—
Total assets	$3,202	$—	$3,202	$—

Contingent consideration liabilities	$47	$—	$—	$47
Total liabilities	$47	$—	$—	$47

Contingent Consideration Liabilities
Our Level 3 financial instruments at June 30, 2022 are comprised solely of contingent consideration liabilities of $8 million, in connection with our 2020 acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan in Kentucky. Such liabilities are recorded at fair value on a recurring basis. In the six months ended June 30, 2022, the estimated fair value of contingent purchase consideration increased by approximately $4 million, relating to an operating income guarantee.
In the six months ended June 30, 2022, we paid the seller $43 million, of which $23 million was for the remaining half of the consideration due for minimum member enrollment targets and $20 million was for the first payment of the consideration due for the operating income guarantee. For the amounts paid in the six months ended June 30, 2022, $20 million has been presented in “Financing activities” in the accompanying consolidated statements of cash flows, with the balance reflected in “Operating activities.” The remaining balance of the liabilities is reported in “Accounts payable, accrued liabilities and other” in the accompanying consolidated balance sheets.
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$792	$724	$791	$829
3.875% Notes due 2030	642	550	642	675
3.875% Notes due 2032	741	630	740	760
Total	$2,175	$1,904	$2,173	$2,264

Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 12

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	June 30, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,372	$2	$106	$2,268
Mortgage-backed securities	759	—	42	717
Asset-backed securities	306	—	13	293
Municipal securities	153	—	7	146
U.S. Treasury notes	96	—	—	96
Other	49	—	2	47
Total	$3,735	$2	$170	$3,567

	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,836	$9	$12	$1,833
Mortgage-backed securities	616	2	4	614
Asset-backed securities	248	—	1	247
Municipal securities	123	1	1	123
U.S. Treasury notes	353	—	—	353
Other	32	—	—	32
Total	$3,208	$12	$18	$3,202

The contractual maturities of our current investments as of June 30, 2022 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$340	$338
Due after one year through five years	2,276	2,175
Due after five years through ten years	377	358
Due after ten years	742	696
Total	$3,735	$3,567

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses were insignificant for the six months ended June 30, 2022, and 2021.
We have determined that unrealized losses at June 30, 2022, and December 31, 2021, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 13

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of June 30, 2022:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$1,971	$104	921	$36	$2	19
Mortgage-backed securities	647	40	273	50	2	26
Asset-backed securities	264	13	134	—	—	—
Municipal securities	100	7	124	—	—	—
Other	27	2	14	—	—	—
Total	$3,009	$166	1,466	$86	$4	45

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2021:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$1,063	$12	395	$—	$—	—
Mortgage-backed securities	408	4	146	—	—	—
Asset-backed securities	166	1	75	—	—	—
Municipal securities	69	1	61	—	—	—
Total	$1,706	$18	677	$—	$—	—

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
We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $219 million at June 30, 2022, of which $191 million will mature in one year or less, and $28 million will mature in one through five years.

Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 14

7. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	June 30, 2022	December 31, 2021

	(In millions)
Claims incurred but not paid (“IBNP”)	$2,719	$2,486
Pharmacy payable	229	219
Capitation payable	94	82
Other	733	576
Total	$3,775	$3,363

“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $229 million and $226 million as of June 30, 2022, and December 31, 2021, respectively.
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

	Six Months Ended June 30, 2022
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,580	$404	$379	$3,363
Components of medical care costs related to:
Current year	11,059	1,681	1,006	13,746
Prior years	(243)	(33)	(35)	(311)
Total medical care costs	10,816	1,648	971	13,435
Payments for medical care costs related to:
Current year	8,532	1,270	820	10,622
Prior years	1,801	330	280	2,411
Total paid	10,333	1,600	1,100	13,033
Acquired balances, net of post-acquisition adjustments	7	—	—	7
Change in non-risk and other provider payables	3	—	—	3
Medical claims and benefits payable, ending balance	$3,073	$452	$250	$3,775

Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 15

	Six Months Ended June 30, 2021
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,129	$392	$175	$2,696
Components of medical care costs related to:
Current year	8,869	1,459	1,158	11,486
Prior years	(150)	(24)	(19)	(193)
Total medical care costs	8,719	1,435	1,139	11,293
Payments for medical care costs related to:
Current year	7,043	1,111	869	9,023
Prior years	1,491	330	128	1,949
Total paid	8,534	1,441	997	10,972
Acquired balances, net of post-acquisition adjustments	(19)	(7)	—	(26)
Change in non-risk and other provider payables	(48)	(1)	—	(49)
Medical claims and benefits payable, ending balance	$2,247	$378	$317	$2,942

Our estimates of medical claims and benefits payable recorded at December 31, 2021, and 2020 developed favorably by approximately $311 million and $193 million as of June 30, 2022, and 2021, respectively.
The favorable prior year development recognized in the six months ended June 30, 2022 was primarily due to lower than expected utilization of medical services by our members and improved operating performance. Consequently, the ultimate costs recognized in 2022, as claims payments were processed, were lower than our estimates in 2021.

8. Debt
All our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	June 30, 2022	December 31, 2021

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
Deferred debt issuance costs	(25)	(27)
Total	$2,175	$2,173

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
The Credit Agreement contains customary non-financial and financial covenants. As of June 30, 2022, we were in compliance with all financial and non-financial covenants under the Credit Agreement. As of June 30, 2022, no amounts were outstanding under the Credit Facility.
Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of Molina and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina. In addition, each of the indentures governing the senior notes contain customary non-financial
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 16

covenants and change of control provisions. As of June 30, 2022, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We had $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of June 30, 2022, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We had $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of June 30, 2022, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We had $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of June 30, 2022, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

9. Stockholders' Equity
In September 2021, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program, which superseded the stock purchase program approved by our board of directors in September 2020, is funded with cash on hand and extends through December 31, 2022. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 658,000 shares for $200 million in the second quarter of 2022 (average cost of $304.13 per share).

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
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 17

The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Total revenue:
Medicaid	$6,524	$5,209	$12,711	$10,229
Medicare	963	822	1,912	1,627
Marketplace	549	751	1,165	1,431
Other	18	18	36	35
Total	$8,054	$6,800	$15,824	$13,322

The following table reconciles margin by segment to consolidated income before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Margin:
Medicaid	$755	$551	$1,465	$1,155
Medicare	124	101	252	178
Marketplace	48	112	178	263
Other	3	3	6	7
Total margin	930	767	1,901	1,603
Add: other operating revenues (1)	237	199	458	398
Less: other operating expenses (2)	(806)	(693)	(1,626)	(1,393)
Operating income	361	273	733	608
Other expenses, net	27	30	55	60
Income before income tax expense	$334	$243	$678	$548

______________________
(1)Other operating revenues include premium tax revenue, investment income, and other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, and other operating expenses.
11. Commitments and Contingencies
COVID-19 Pandemic
We continue to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic on our business and, as it evolves, we continue to process, assemble, and assess member utilization information. We believe that our cash resources, borrowing capacity available under the Credit Agreement, and cash flow generated from operations will be sufficient to withstand the financial impact of the pandemic, and will enable us to continue to support our operations, regulatory requirements, debt repayment obligations, and capital expenditures for the foreseeable future.
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
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 18

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
Puerto Rico. On August 13, 2021, Molina Healthcare of Puerto Rico, Inc. (“MHPR”) filed a complaint against the Puerto Rico Health Insurance Administration (“ASES”), asserting, among other claims, breach of contract. On September 13, 2021, ASES filed a counterclaim and a third-party complaint against MHPR and the Company. The parties are currently awaiting the Court’s appointment of a Special Commissioner. This matter is in its early stages and remains subject to significant additional proceedings, and no prediction can be made as to the outcome.
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 19

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
•our ability to consummate, integrate, and realize benefits from acquisitions, including the completed acquisitions of Magellan Complete Care, Passport, Affinity, and the Medicaid assets of Cigna in Texas, and the announced acquisitions of AgeWell New York and My Choice Wisconsin;
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
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 20

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
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 21

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company (currently ranked 125), provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.1 million members as of June 30, 2022, located across 19 states.
SECOND QUARTER 2022 HIGHLIGHTS
We reported net income of $248 million, or $4.25 per diluted share, for the second quarter of 2022, which reflected the following:
•Membership increase of 422,000, or 9%, compared with June 30, 2021, and a 33,000 sequential increase compared to March 31, 2022;
•Premium revenue of $7.8 billion increased 18% compared with the second quarter of 2021, reflecting the impact of acquisitions, increased organic membership in Medicaid and Medicare, and state directed payments in our Texas Medicaid plan, partially offset by the expected attrition in Marketplace membership;
•Consolidated medical care ratio (“MCR”) was 88.1%, compared with 88.4% for the second quarter of 2021;
•General and administrative expense (“G&A”) ratio of 6.8%, which compared with 7.1% in the second quarter of 2021, reflecting the benefits of scale produced by our increase in revenue and disciplined cost management; and
•After-tax margin of 3.1%, which was in line with our expectations.
We note the following factors impacting the 2022 second quarter financial results:
•The net effect of COVID decreased net income by approximately $0.68 per diluted share and increased the MCR by 60 basis points in the second quarter of 2022. The net effect of COVID decreased net income by approximately $1.00 per diluted share and increased the MCR by 110 basis points in the second quarter of 2021;
•An increase in the 2021 Marketplace risk adjustment payable decreased net income by approximately $0.44 per diluted share; and
•Higher net investment income that was mainly driven by recent Federal Reserve interest rate increases.

Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 22

CONSOLIDATED FINANCIAL SUMMARY

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions, except per-share amounts)
Premium revenue	$7,799	$6,583	$15,330	$12,889
Less: medical care costs	6,872	5,819	13,435	11,293
Medical margin	927	764	1,895	1,596
MCR (1)	88.1%	88.4%	87.6%	87.6%

Other revenues:
Premium tax revenue	215	185	423	372
Investment income	22	10	33	19
Other revenue	18	22	38	42

General and administrative expenses	551	484	1,122	957
G&A ratio (2)	6.8%	7.1%	7.1%	7.2%

Premium tax expenses	215	185	423	372
Depreciation and amortization	44	31	84	64
Other	11	8	27	28
Operating income	361	273	733	608
Interest expense	27	30	55	60
Income before income tax expense	334	243	678	548
Income tax expense	86	58	172	135
Net income	$248	$185	$506	$413

Net income per share – Diluted	$4.25	$3.16	$8.63	$7.05

Diluted weighted average shares outstanding	58.4	58.4	58.6	58.5

Other Key Statistics
Ending membership	5.1	4.7	5.1	4.7
Effective income tax rate	25.8%	24.2%	25.4%	24.7%
After-tax margin (3)	3.1%	2.7%	3.2%	3.1%

________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the second quarter of 2022 amounted to $248 million, or $4.25 per diluted share, compared with $185 million, or $3.16 per diluted share, in the second quarter of 2021. The 34% increase in net income is consistent with the improvement in operating income, which increased to $361 million in the second quarter of 2022, compared with $273 million in the second quarter of 2021.
Net income in the six months ended June 30, 2022 amounted to $506 million, or $8.63 per diluted share, compared with $413 million, or $7.05 per diluted share, in the six months ended June 30, 2021. The 23% increase in net income is consistent with the improvement in operating income of $733 million in the six months ended June 30, 2022, compared with $608 million in the six months ended June 30, 2021.
The improvement in operating income for both periods was mainly due to membership growth and higher premium revenues, and a decrease in MCR for the second quarter of 2022 compared to the prior year period.
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 23

Net income per share in the second quarter and six months ended June 30, 2022 was favorably impacted by the reduction in common shares outstanding as a result of our share repurchases during the second quarter of 2022. See further discussion in “Liquidity and Financial Condition,” below.
PREMIUM REVENUE
Premium revenue increased $1.2 billion, or 18%, in the second quarter of 2022, when compared with the second quarter of 2021, and increased $2.4 billion, or 19%, in the six months ended June 30, 2022, when compared with the six months ended June 30, 2021. The higher premium revenue reflects the impact of acquisitions, increased organic membership in the Medicaid and Medicare segments, and state directed payments in our Texas Medicaid health plan, partially offset by a decline in the Marketplace segment.
MEDICAL CARE RATIO
The consolidated MCR in the second quarter of 2022 was 88.1%, compared with 88.4% in the second quarter of 2021. The net effect of COVID impacted all of our segments and increased the consolidated MCR by approximately 60 basis points in the second quarter of 2022, and approximately 110 basis points in the second quarter of 2021. The year-over-year comparative impact mainly reflects higher COVID-related utilization curtailment, partially offset by higher COVID inpatient costs. The combined impact of state directed payments in our Texas Medicaid health plan and an increase in the 2021 Marketplace risk adjustment payable increased the consolidated MCR by 90 basis points.
The consolidated MCR in the six months ended June 30, 2022 was 87.6%, and is consistent with the 87.6% MCR for the six months ended June 30, 2021. Similar to the quarter-to-date consolidated MCR, net effect of COVID impacted each period; however, the results were varied by segment. See further explanation in “Segment Financial Performance,” below.
The prior year reserve development in the second quarter and six months ended June 30, 2022 was favorable, and its impact on earnings was partially absorbed by the COVID-related risk corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.7% for both the second quarter of 2022 and 2021, and 2.7% and 2.8% for the six months ended June 30, 2022 and 2021, respectively. The current year ratio decrease was mainly due to changes in business mix.
INVESTMENT INCOME
Investment income increased to $22 million in the second quarter of 2022, compared with $10 million in the second quarter of 2021, and increased to $33 million in the six months ended June 30, 2022, compared with $19 million in the six months ended June 30, 2021.The improvement in both periods was driven by recent Federal Reserve interest rate increases and higher invested assets. Additionally, investment yields were lower in the first half of 2021 due to a temporary allocation in shorter-term invested assets due to the COVID-19 pandemic, which was rescinded in the second quarter of 2021.
OTHER REVENUE
Other revenue decreased to $18 million in the second quarter of 2022, compared with $22 million in the second quarter of 2021, and decreased to $38 million in the six months ended June 30, 2022, compared with $42 million in the six months ended June 30, 2021. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio decreased to 6.8% in the second quarter of 2022, compared with 7.1% in the second quarter of 2021. The G&A expense ratio was 7.1% in the six months ended June 30, 2022, compared with 7.2% with the six months ended June 30, 2021, mainly reflecting the benefits of scale produced by our increase in revenue and disciplined cost management. We expect our full year 2022 G&A ratio to be consistent with our long term targets.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased to $44 million in the second quarter of 2022, compared with $31 million in the second quarter of 2021, and increased to $84 million in the six months ended June 30, 2022, compared with $64 million in the six months ended June 30, 2021. The increases in both periods were due primarily to amortization associated with acquisitions completed in the fourth quarter of 2021 and the first quarter of 2022.
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 24

OTHER OPERATING EXPENSES
Other operating expenses increased to $11 million in the second quarter of 2022, compared with $8 million in the second quarter of 2021, and decreased to $27 million in the six months ended June 30, 2022, compared with $28 million in the six months ended June 30, 2021. Other operating expenses mainly includes service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense decreased to $27 million in the second quarter of 2022, compared with $30 million in the second quarter of 2021, and to $55 million in the six months ended June 30, 2022, compared with $60 million in the six months ended June 30, 2021. The decrease resulted from our early redemption of $700 million aggregate principal amount of our 5.375% senior notes due 2022 in the fourth quarter of 2021, partially offset by interest related to the private offering of the 3.875% Notes due 2032 in the same period.
INCOME TAXES
Income tax expense amounted to $86 million in the second quarter of 2022, or 25.8% of pretax income, compared with income tax expense of $58 million, or 24.2% of pretax income in the second quarter of 2021. Income tax expense amounted to $172 million in the six months ended June 30, 2022, or 25.4% of pretax income, compared with income tax expense of $135 million, or 24.7% of pretax income in the six months ended June 30, 2021. The difference in the effective tax rate is primarily due to the impact of certain discrete tax benefits recognized in the second quarter and the six months ended June 30, 2021.

TRENDS AND UNCERTAINTIES
COVID-19 PANDEMIC
As the COVID-19 pandemic continues to evolve, its ongoing impact to our business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. Specific trends and uncertainties related to our Medicaid, Medicare, and Marketplace segments follow.
Federal Economic Stabilization and Other Programs
Effective April 17, 2022, the Biden Administration extended the COVID-19 related PHE, which, among other things, continued the suspension in state Medicaid eligibility redeterminations for 90 days until July 15, 2022. Effective July 15, 2022, the Biden Administration extended the PHE for another 90 days and it will remain in effect until October 13, 2022, unless extended.
Due to the uncertainty as to the duration and breadth of the pandemic, we are unable to reasonably estimate the ultimate impact of the economic stabilization and other programs to our business, financial condition, and operating results.
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we added over 750,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, at least through mid-October 2022.
Beginning in 2020, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. The current rate environment is stable and rational. We continue to believe that the risk-sharing corridors previously introduced are related to the declared PHE and will likely be eliminated as the COVID pandemic subsides. However, the risk corridors continue to contribute an added level of variability to our results of operations. In the three and six months ended June 30, 2022, we recognized approximately $94 million and $122 million, respectively, for the impact of these risk corridors, compared to $56 million and $166 million, respectively, recognized in the three and six months ended June 30, 2021. The decrease in 2022 is due to the elimination of several of the COVID-19 risk corridors.
It is possible that certain states could change the structure of existing risk corridors, implement new risk corridors in the future or discontinue existing risk corridors. Due to these uncertainties, the ultimate outcomes could differ
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 25

materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
Medical Care Costs
We expect continued uncertainty regarding utilization trends as the pandemic continues. The speed and extent to which utilization rebounds will be greatly impacted by the economy and consumer behavior, provider capacity, and the potential resurgence of COVID-19 infection rates. We believe that some portion of the utilization curtailment experienced in the six months ended June 30, 2022 is likely the result of service deferrals, and so these services will likely be provided to members over the remainder of the year.
Capital and Financial Resources
We continue to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic on our business and, as it evolves, we continue to process, assemble, and assess member utilization information. We believe that our cash resources, borrowing capacity available under the Credit Agreement, and cash flow generated from operations will be sufficient to withstand the financial impact of the pandemic, and will enable us to continue to support our operations, regulatory requirements, debt repayment obligations, and capital expenditures for the foreseeable future. Refer to “Liquidity and Financial Condition” below for further discussion of our capital and financial resources.
OTHER RECENT DEVELOPMENTS
Wisconsin Acquisition — Medicaid and Medicare. On July 13, 2022, we announced a definitive agreement to acquire substantially all the assets of My Choice Wisconsin (“MCW”). As of May 2022, MCW served over 44,000 managed long-term services and supports and core Medicaid members throughout Wisconsin, delivering approximately $1 billion in premium revenue for the 12 months ended March 31, 2022. The purchase price for the transaction is approximately $150 million, net of expected tax benefits and required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals, and the satisfaction of other customary closing conditions. We currently expect the transaction to close in 2022.
Texas Acquisition—Medicaid and Medicare. On January 1, 2022, we closed on our acquisition of Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets.
New York Acquisition—Medicaid. On October 7, 2021, we announced a definitive agreement to acquire the Medicaid Managed Long Term Care business of AgeWell New York. The purchase price for the transaction is approximately $106 million, net of certain tax benefits and target allocation of required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close in the fourth quarter of 2022.
California Procurement—Medicaid. In April 2022, we submitted our RFP response. We expect the award to be announced in early August 2022, with an effective date of January 2024.
Texas Procurement—Medicaid. In March 2022, the Texas Health and Human Services Commission posted the ABD program (known in Texas as STAR+PLUS) RFP, with awards estimated to be announced in the first quarter of 2023, and start of operations in February 2024.
Nevada Procurement—Medicaid. Our new contract in Clark and Washoe Counties commenced on January 1, 2022, and offers health coverage to TANF, CHIP and Medicaid Expansion beneficiaries. The four year contract with a possible two-year extension was ratified in September 2021.
Marketplace Enrollment. We now expect to end 2022 with approximately 315,000 members, reflecting normal attrition over the remainder of the year and limited special enrollment period growth based on revised eligibility rules and our product design and distribution strategy. This represents an increase compared to our previous estimate of 270,000 members by the end of 2022, resulting from stronger final enrollment and grace period membership.
Pharmacy. We have entered into an early renewal of our long-standing pharmacy benefit management (“PBM”) agreement with CVS Caremark (“Caremark”). Under the renewal, Caremark will continue to be the exclusive PBM provider to us and our health plan subsidiaries through December 31, 2026. The renewal includes improvements to network rates and administrative costs as well as improved terms around performance standards. Caremark’s services to Molina include, among other things, pharmacy network management, mail order, specialty pharmacy, pharmacy claims processing, and pharmaceutical rebate management.
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 26

Real Estate. We intend to move permanently to a remote work environment, a model we have been working under successfully for nearly two years. As a result, we expect to formalize a reduction of our real estate footprint by the end of the year, which will yield substantial and sustainable G&A expense savings.
For a discussion of additional segment trends, uncertainties and other developments, refer to our 2021 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”

REPORTABLE SEGMENTS
As of June 30, 2022, we served approximately 5.1 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	June 30,	December 31,	June 30,
	2022	2021	2021
Medicaid	4,610,000	4,329,000	3,928,000
Medicare	151,000	142,000	130,000
Marketplace	357,000	728,000	638,000
Total	5,118,000	5,199,000	4,696,000

Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 27

SEGMENT FINANCIAL PERFORMANCE
The following tables summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2022			2021
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$6,301	$755	88.0%	$5,034	$551	89.0%
Medicare	957	124	86.9	814	101	87.6
Marketplace	541	48	91.2	735	112	84.8
Total	$7,799	$927	88.1%	$6,583	$764	88.4%

	Six Months Ended June 30,
	2022			2021
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$12,281	$1,465	88.1%	$9,874	$1,155	88.3%
Medicare	1,900	252	86.7	1,613	178	89.0
Marketplace	1,149	178	84.5	1,402	263	81.2
Total	$15,330	$1,895	87.6%	$12,889	$1,596	87.6%

Medicaid
Medicaid premium revenue increased $1.3 billion, or 25% in the second quarter of 2022, when compared with the second quarter of 2021. Medicaid premium revenue increased $2.4 billion, or 24% in the six months ended June 30, 2022, when compared with the six months ended June 30, 2021. The increases in both periods were mainly due to organic membership growth, including Nevada, the impact from the Affinity and Cigna acquisitions that closed in the fourth quarter of 2021 and in January 2022, respectively, and state directed payments in our Texas health plan. Excluding the acquisitions, the membership growth was across several states and was mainly driven by the extension of the PHE period and the associated suspension of membership redeterminations due to COVID-19.
As described above in “Trends and Uncertainties,” we recognized approximately $94 million and $122 million in the second quarter and six months ended June 30, 2022, respectively, for the impact of risk corridors enacted in several states since the second quarter of 2020, in response to the lower utilization of medical services resulting from COVID-19. We recognized approximately $56 million and $166 million, respectively, for the impact of such risk corridors in the second quarter and six months ended June 30, 2021. The decrease was due to the elimination of most of the COVID-19 risk corridors.
The medical margin in our Medicaid program increased $204 million, or 37%, in the second quarter of 2022 when compared with the second quarter of 2021, and increased $310 million, or 27%, in the six months ended June 30, 2022 when compared with the six months ended June 30, 2021. The increase in margin in both periods was driven by the increased membership growth and premium revenues discussed above and the MCR decrease discussed below.
The Medicaid MCR decreased to 88.0% in the second quarter of 2022, from 89.0% in the second quarter of 2021, and decreased to 88.1% in the six months ended June 30, 2022, from 88.3% in the six months ended June 30, 2021. The decrease for both periods is mainly attributable to improved operations, including medical cost management, lower utilization and the year-over-year change in the net effect of COVID, partially offset by the impact of state directed payments in our Texas health plan. The year-over-year change in the net effect of COVID for the second quarter of 2022 reflects an increase in COVID-related utilization curtailment, partially offset by an increase in COVID-related inpatient costs. The 2022 Medicaid MCR is consistent with our long-term target despite the net effect of COVID and other impacts.
Medicare
Medicare premium revenue increased $143 million, or 18%, in the second quarter of 2022 compared to the second quarter of 2021, and increased $287 million, or 18%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to the impact of product expansion and organic
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 28

membership growth in existing states, partially offset by lower premium revenue PMPM from the change in business mix.
The medical margin for Medicare increased $23 million in the second quarter of 2022, and increased $74 million in the six months ended June 30, 2022, when compared to the same periods in 2021. The year-over-year changes in margin are mainly due to the increase in premium revenues and the improvement in the MCR discussed below.
The Medicare MCR decreased to 86.9% in the second quarter of 2022, from 87.6% in the second quarter of 2021, or 70 basis points. The Medicare MCR decreased to 86.7% in the six months ended June 30, 2022, compared to 89.0% in the six months ended June 30, 2021, or 230 basis points. The improvement in both periods was primarily driven by improved operating performance, including higher risk scores that more closely reflect the acuity of our membership, and strong medical cost management, partially offset by the change in business mix. The 2022 Medicare MCR is lower than our long-term target.
Marketplace
Marketplace premium revenue decreased $194 million in the second quarter of 2022 compared to the second quarter of 2021, and decreased $253 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was mainly due to expected attrition of membership, partially offset by an increase in premium revenue PMPM. Our Marketplace membership as of June 30, 2022, amounted to 357,000 members, representing a decrease of 281,000 members compared to June 30, 2021. The increase in premium revenue PMPM is consistent with the product and pricing strategy, reflecting an increase of members in the silver metal tier and a decrease of members in the bronze metal tier, partially offset by an increase in the 2021 risk adjustment payable that was finalized in June 2022.
The Marketplace medical margin decreased $64 million in the second quarter of 2022 when compared with the second quarter of 2021, and decreased $85 million in the six months ended June 30, 2022 when compared with the six months ended June 30, 2021. The decrease in both periods is primarily due to the net decrease in membership and premiums, and the increase in the MCR described below.
The Marketplace MCR increased to 91.2% in the second quarter of 2022, compared to 84.8% in the second quarter of 2021, or 640 basis points, and increased to 84.5% in the six months ended June 30, 2022, compared to 81.2% in the six months ended June 30, 2021, or 330 basis points. The increase for both periods resulted mainly from the increase in the 2021 risk adjustment payable discussed above. Results in 2022 also reflect changes in membership mix that includes higher acuity members, partially offset by the year-over-year change in the net effect of COVID. We are incurring less MCR seasonality relative to the prior year, due to the lower deductibles in the silver metal tier product.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for the second quarters of and six months ended June 30, 2022 and 2021, respectively.

LIQUIDITY AND FINANCIAL CONDITION
LIQUIDITY
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
We maintain liquidity at two levels: 1) the regulated health plan subsidiaries; and 2) the parent company. Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity. In the first half of 2022, we did not experience noticeable delays to, or changes in, the timing or level of premium receipts as a result of the COVID-19 pandemic, but there can be no assurances that we will not experience such delays in the future. See further discussion below in “Future Sources and Uses of Liquidity—Future Uses—Potential Impact of COVID-19 Pandemic.”
A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments. When available and as permitted by applicable regulations, cash in excess of the capital needs of our
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 29

regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the second quarter and six months ended June 30, 2022, the parent company received $165 million and $280 million, respectively, in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
The parent company may also contribute capital to the regulated health plan subsidiaries to satisfy minimum statutory net worth requirements, including funding for newer health plans. In the second quarter and six months ended June 30, 2022, the parent company contributed capital of $10 million and $29 million, respectively, to the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $210 million and $348 million as of June 30, 2022, and December 31, 2021, respectively. The decrease as of June 30, 2022, was primarily due to our share repurchase program and the timing of corporate payments and capital contributions to regulated health plan subsidiaries, partially offset by dividends received from regulated health plan subsidiaries.
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
We believe that the risks of the COVID-19 pandemic, as they relate to our investments, are minimal. The overall rating of our portfolio remains strong and is rated A+. Our investment policy has directives in conjunction with state guidelines to minimize risks and exposures in volatile markets. Additionally, our portfolio managers assist us in navigating volatility in the capital markets.
Our restricted investments are invested principally in cash, cash equivalents, and U.S. Treasury securities; we have the ability to hold such restricted investments until maturity. All of our unrestricted investments are classified as current assets.
Cash Flow Activities
Our cash flows are summarized as follows:

	Six Months Ended June 30,
	2022	2021	Change

	(In millions)
Net cash provided by operating activities	$731	$1,061	$(330)
Net cash used in investing activities	(591)	(408)	(183)
Net cash used in financing activities	(268)	(200)	(68)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(128)	$453	$(581)

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
Net cash provided by operations for the six months ended June 30, 2022 was $731 million, compared with $1,061 million in the six months ended June 30, 2021. The $330 million decrease in cash flow was due to the net impact of timing differences in government receivables and payables and partially offset by an increase in net earnings.
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 30

Investing Activities
Net cash used in investing activities was $591 million in the six months ended June 30, 2022, compared with $408 million used in investing activities in the six months ended June 30, 2021, a decrease in cash flow of $183 million. This decrease in cash flow was primarily due to the net activity of proceeds and purchases of investments in the six months ended June 30, 2022.
Financing Activities
Net cash used in financing activities was $268 million in the six months ended June 30, 2022, compared with $200 million used in the six months ended June 30, 2021, a decrease in cash flow of $68 million. In the six months ended June 30, 2022, financing cash outflows included common stock purchases of $200 million and $53 million for common stock withheld to settle employee tax obligations. In the six months ended June 30, 2021, financing cash outflows included common stock purchases of $128 million and $52 million for common stock withheld to settle employee tax obligations. Additionally, we paid $20 million in each of the six months ended June 30, 2022 and 2021 to settle contingent consideration liabilities relating to our Kentucky Passport acquisition that closed in 2020.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under the Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at June 30, 2022, our working capital was $3.1 billion, compared with $3.0 billion at December 31, 2021. At June 30, 2022, our cash and investments amounted to $8.1 billion, compared with $7.9 billion at December 31, 2021.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.2 billion at June 30, 2022, compared with $2.1 billion at December 31, 2021. The aggregate capital and surplus of our regulated, wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our regulated, wholly owned subsidiaries without prior approval by regulatory authorities as of June 30, 2022, was approximately $170 million in the aggregate. These subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of June 30, 2022, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of June 30, 2022, we were in compliance with all financial and non-financial covenants under the Credit Agreement and senior notes.
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 31

FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Potential Impact of COVID-19 Pandemic. Excluding acquisitions and our exit from Puerto Rico, we added over 750,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, at least through mid-October 2022.
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
Credit Agreement Borrowing Capacity. As of June 30, 2022, we had available borrowing capacity of $1 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as our consolidated net leverage ratio is not greater than a defined maximum. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In September 2021, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program, which superseded the stock purchase program approved by our board of directors in September 2020, is funded with cash on hand and extends through December 31, 2022. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of July 27, 2022, $300 million remained available to purchase our common stock under this program through December 31, 2022.
Acquisitions. On July 13, 2022, we announced a definitive agreement to acquire substantially all the assets of My Choice Wisconsin (“MCW”). As of May 2022, MCW served over 44,000 managed long-term services and supports and core Medicaid members throughout Wisconsin, delivering approximately $1 billion in premium revenue for the 12 months ended March 31, 2022. The purchase price for the transaction is approximately $150 million, net of expected tax benefits and required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals, and the satisfaction of other customary closing conditions. We currently expect the transaction to close in 2022.
On October 7, 2021, we announced a definitive agreement to acquire the Medicaid Managed Long Term Care business of AgeWell New York. The purchase price for the transaction is approximately $106 million, net of certain tax benefits and target allocation of required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close in the fourth quarter of 2022.
Potential Impact of COVID-19 Pandemic. As described above in “Trends and Uncertainties,” we have been subject to Medicaid risk corridors as a result of the pandemic. Beginning in 2020, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Since the second quarter of 2020, we have recognized risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. For the three and six months ended June 30, 2022, we recognized approximately $94 million and $122 million, respectively, related to such risk corridors, primarily in the Medicaid segment.
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
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 32

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
There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2022.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates based on assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the six months ended June 30, 2022 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.
•Contractual provisions that may adjust or limit revenue or profit. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Quality incentives. In the six months ended June 30, 2022, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.
•Business combinations, goodwill, and intangible assets, net. In the six months ended June 30, 2022, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2022, the fair value of our fixed income investments would decrease by approximately $87 million. Declines in interest rates over time will reduce our investment income.
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
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 33

the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the six months ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the second quarter of 2022, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	3,000	$339.41	169,000	$446,000,000
May 1 - May 31	—	$—	314,000	$350,000,000
June 1 - June 30	—	$—	175,000	$300,000,000
Total	3,000	$339.41	658,000

_______________________
(1)During the second quarter of 2022, we withheld approximately 3,000 shares of common stock, to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to the accompanying Notes to Financial Statements, Note 9, “Stockholders' Equity.”
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 34

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

Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	July 28, 2022	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 28, 2022	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. June 30, 2022 Form 10-Q | 36