Form 10-Q
period 2022-09-30
MOLINA HEALTHCARE, INC.
filed 2022-10-27
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 21, 2022, was approximately 58,400,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$7,636	$6,800	$22,966	$19,689
Premium tax revenue	223	204	646	576
Investment income	49	20	82	39
Other revenue	19	16	57	58
Total revenue	7,927	7,040	23,751	20,362
Operating expenses:
Medical care costs	6,748	6,049	20,183	17,342
General and administrative expenses	560	532	1,682	1,489
Premium tax expenses	223	204	646	576
Depreciation and amortization	45	32	129	96
Other	16	2	43	30
Total operating expenses	7,592	6,819	22,683	19,533
Operating income	335	221	1,068	829
Other expenses, net:
Interest expense	28	30	83	90
Total other expenses, net	28	30	83	90
Income before income tax expense	307	191	985	739
Income tax expense	77	48	249	183
Net income	$230	$143	$736	$556

Net income per share - Basic	$4.00	$2.49	$12.74	$9.63
Net income per share - Diluted	$3.95	$2.46	$12.58	$9.51

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions) (Unaudited)
Net income	$230	$143	$736	$556
Other comprehensive loss:
Unrealized investment loss	(75)	(13)	(237)	(27)
Less: effect of income taxes	(18)	(4)	(57)	(7)
Other comprehensive loss, net of tax	(57)	(9)	(180)	(20)
Comprehensive income	$173	$134	$556	$536

See accompanying notes.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,242	$4,438
Investments	3,639	3,202
Receivables	2,220	2,177
Prepaid expenses and other current assets	391	247
Total current assets	10,492	10,064
Property, equipment, and capitalized software, net	412	396
Goodwill, and intangible assets, net	1,263	1,252
Restricted investments	242	212
Deferred income taxes	198	106
Other assets	186	179
Total assets	$12,793	$12,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3,622	$3,363
Amounts due government agencies	2,139	2,472
Accounts payable, accrued liabilities and other	818	842
Deferred revenue	663	370
Total current liabilities	7,242	7,047
Long-term debt	2,175	2,173
Finance lease liabilities	217	219
Other long-term liabilities	118	140
Total liabilities	9,752	9,579
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 58 million shares at September 30, 2022 and December 31, 2021	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	289	236
Accumulated other comprehensive loss	(185)	(5)
Retained earnings	2,937	2,399
Total stockholders’ equity	3,041	2,630
Total liabilities and stockholders’ equity	$12,793	$12,209

See accompanying notes.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2021	58	$—	$236	$(5)	$2,399	$2,630
Net income	—	—	—	—	258	258
Other comprehensive loss, net	—	—	—	(76)	—	(76)
Share-based compensation	1	—	(18)	—	—	(18)
Balance at March 31, 2022	59	—	218	(81)	2,657	2,794
Net income	—	—	—	—	248	248
Common stock purchases	(1)	—	(2)	—	(198)	(200)
Other comprehensive loss, net	—	—	—	(47)	—	(47)
Share-based compensation	—	—	35	—	—	35
Balance at June 30, 2022	58	—	251	(128)	2,707	2,830
Net income	—	—	—	—	230	230
Other comprehensive loss, net	—	—	—	(57)	—	(57)
Share-based compensation	—	—	38	—	—	38
Balance at September 30, 2022	58	$—	$289	$(185)	$2,937	$3,041

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2020	59	$—	$199	$37	$1,860	$2,096
Net income	—	—	—	—	228	228
Common stock purchases	(1)	—	(2)	—	(120)	(122)
Other comprehensive loss, net	—	—	—	(11)	—	(11)
Share-based compensation	—	—	(27)	—	—	(27)
Balance at March 31, 2021	58	—	170	26	1,968	2,164
Net income	—	—	—	—	185	185
Share-based compensation	—	—	21	—	—	21
Balance at June 30, 2021	58	—	191	26	2,153	2,370
Net income	—	—	—	—	143	143
Other comprehensive loss, net	—	—	—	(9)	—	(9)
Share-based compensation	—	—	14	—	—	14
Balance at September 30, 2021	58	$—	$205	$17	$2,296	$2,518
See accompanying notes.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021

	(In millions) (Unaudited)
Operating activities:
Net income	$736	$556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129	96
Deferred income taxes	(35)	(8)
Share-based compensation	80	49
Other, net	(3)	9
Changes in operating assets and liabilities:
Receivables	(15)	(247)
Prepaid expenses and other current assets	(110)	(43)
Medical claims and benefits payable	251	522
Amounts due government agencies	(360)	810
Accounts payable, accrued liabilities and other	(40)	129
Deferred revenue	293	(374)
Income taxes	59	23
Net cash provided by operating activities	985	1,522
Investing activities:
Purchases of investments	(1,764)	(2,018)
Proceeds from sales and maturities of investments	1,082	965
Net cash paid in business combinations	(134)	—
Purchases of property, equipment and capitalized software	(81)	(56)
Other, net	(41)	3
Net cash used in investing activities	(938)	(1,106)
Financing activities:
Common stock purchases	(200)	(128)
Common stock withheld to settle employee tax obligations	(53)	(52)
Contingent consideration liabilities settled	(20)	(20)
Other, net	15	(4)
Net cash used in financing activities	(258)	(204)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(211)	212
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,506	4,223
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,295	$4,435

Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

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
As of September 30, 2022, we served approximately 5.2 million members eligible for government-sponsored healthcare programs, located across 19 states.
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
Recent Developments
New York Acquisition—Medicaid. On October 1, 2022, we closed on our acquisition of the Medicaid Managed Long Term Care business of AgeWell New York. See Note 4, “Business Combinations,” for further information.
Nebraska Procurement—Medicaid. In September 2022, we announced that our Nebraska health plan had been selected by the Nebraska Department of Health and Human Services (DHHS) to provide health care services to Nebraskans under the state’s Medicaid managed care program. The new five-year contract is expected to begin on January 1, 2024, and may be extended for an additional two-years.
Iowa Procurement—Medicaid. In August 2022, we announced that our Iowa health plan had been notified by the Iowa Department of Health and Human Services (HHS) of its intent to award a Medicaid managed care contract pursuant to the Request for Proposal issued by HHS on February 17, 2022. The new four-year contract is expected to begin on July 1, 2023, and may be extended for an additional four years.
California Procurement—Medicaid. In August 2022, we announced that our California health plan had been notified by the California Department of Health Care Services of its intent to award a Medi-Cal contract in each of Los Angeles, Riverside, San Bernardino, Sacramento, and San Diego Counties. The five Medi-Cal contracts are expected to commence on January 1, 2024, which enables us to continue serving Medi-Cal members in our existing counties and expand footprint with the addition of the Los Angeles County contract.
Mississippi Procurement—Medicaid. In August 2022, we announced that our Mississippi health plan had been notified by the Mississippi Division of Medicaid (DOM) of its intent to award a Medicaid Coordinated Care Contract for its Mississippi Coordinated Access Program and Mississippi Children’s Health Insurance Program pursuant to the Request for Qualifications issued by DOM on December 10, 2021. The four-year contract is expected to begin on July 1, 2023, and may be extended for an additional two years. The award enables us to continue serving Medicaid members across the state.
Wisconsin Acquisition — Medicaid and Medicare. On July 13, 2022, we announced a definitive agreement to acquire substantially all the assets of My Choice Wisconsin (“MCW”). The purchase price for the transaction is approximately $150 million, net of expected tax benefits and required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals, and the satisfaction of other customary closing conditions. We currently expect the transaction to close in early 2023.
Texas Procurement—Medicaid. In March 2022, the Texas Health and Human Services Commission posted the ABD program (known in Texas as STAR+PLUS) RFP. We submitted our proposal in June 2022 to continue serving STAR+PLUS members, with awards estimated to be announced in the first quarter of 2023, and start of operations in February 2024. Further, in October 2022, the draft RFP was posted for the TANF and CHIP programs (known as
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 7

the STAR & CHIP programs, and both existing contracts for us), with awards expected in late Q4 2023 or early Q1 2024 and the start of operations in late Q4 2024 or early Q1 2025.
Nevada Procurement—Medicaid. Our new contract in Clark and Washoe Counties commenced on January 1, 2022, and offers health coverage to TANF, CHIP and Medicaid Expansion beneficiaries. This new contract is four years with a potential two-year extension.
Texas Acquisition—Medicaid and Medicare. On January 1, 2022, we closed on our acquisition of Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets. See Note 4, “Business Combinations,” for further information.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results for the entire year ending December 31, 2022.
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

	September 30,
	2022	2021

	(In millions)
Cash and cash equivalents	$4,242	$4,357
Restricted cash and cash equivalents	53	78
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,295	$4,435

Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 8

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

	September 30, 2022	December 31, 2021

	(In millions)
Government receivables	$1,545	$1,566
Pharmacy rebate receivables	290	276
Other	385	335
Total	$2,220	$2,177

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
The following table sets forth amounts due government agencies, categorized by program:

	September 30, 2022	December 31, 2021

	(In millions)
Medicaid program:
Minimum MLR and profit sharing	$1,091	$1,016
Other	617	263
Medicare program:
Minimum MLR and profit sharing	100	101
Risk adjustment and Part D risk sharing	74	89
Other	23	35
Marketplace program:
Risk adjustment	179	902
Minimum MLR	4	18
Other	51	48
Total amounts due government agencies	$2,139	$2,472

Medicaid Program
Minimum MLR and Retroactive Premium Adjustments. State Medicaid programs periodically adjust premium rates on a retroactive basis. In these cases, we adjust our premium revenue in the period in which we determine that the adjustment is probable and reasonably estimable, based on our best estimate of the ultimate premium we expect to realize for the period being adjusted.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 9

Beginning in 2020, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Since the second quarter of 2020, we have recognized risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. For the three and nine months ended September 30, 2022, we recognized approximately $34 million and $156 million, respectively, related to such risk corridors, primarily in the Medicaid segment, compared to $17 million and $183 million, respectively, recognized in the three and nine months ended September 30, 2021. The decrease is due to the elimination of several of the COVID-19 risk corridors.
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
Marketplace Program
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of September 30, 2022, Marketplace risk adjustment payables amounted to $179 million and related receivables amounted to $94 million, for a net payable of $85 million. As of December 31, 2021, Marketplace risk adjustment payables amounted to $902 million and related receivables amounted to $7 million, for a net payable of $895 million.
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

Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 10

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions, except net income per share)
Numerator:
Net income	$230	$143	$736	$556
Denominator:
Shares outstanding at the beginning of the period	57.6	57.8	57.9	58.0
Weighted-average number of shares issued:
Stock-based compensation	—	—	0.2	0.3
Stock purchases	—	—	(0.3)	(0.5)
Denominator for basic net income per share	57.6	57.8	57.8	57.8
Effect of dilutive securities: (1)
Stock-based compensation	0.7	0.7	0.7	0.7
Denominator for diluted net income per share	58.3	58.5	58.5	58.5

Net income per share - Basic (2)	$4.00	$2.49	$12.74	$9.63
Net income per share - Diluted (2)	$3.95	$2.46	$12.58	$9.51

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method.
(2)    Source data for calculations in thousands.

4. Business Combinations
AgeWell. As described in Note 1, “Organization and Basis of Presentation,” we announced this acquisition closed on October 1, 2022. Because the closing date fell on a weekend, the $134 million purchase price was paid on September 30, 2022 and was recorded to prepaid expenses and other assets. Such amounts are reported in investing activities in the accompanying consolidated statements of cash flows. The initial accounting for this transaction is incomplete.
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
Affinity. On October 25, 2021, we closed on our acquisition of substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York, for initial purchase consideration of approximately $176 million. In the nine months ended September 30, 2022, we recorded various measurement period adjustments, including an increase of $8 million to “Medical claims and benefits payable,” and an increase of $1 million to “Receivables” net of “Amounts due government agencies.” In the aggregate, we recorded a net increase of $7 million to goodwill for these measurement period adjustments and various purchase price adjustments.

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
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 11

hierarchy for each financial instrument, refer to our 2021 Annual Report on Form 10-K, Note 5, “Fair Value Measurements.”
The net changes in fair value of Level 3 financial instruments are reported in “Other” operating expenses in our consolidated statements of income. In the nine months ended September 30, 2022 and 2021, we recognized a loss of $4 million and $3 million, respectively, for the increase in the fair value of the contingent consideration liabilities described below.
Our financial instruments measured at fair value on a recurring basis at September 30, 2022, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,283	$—	$2,283	$—
Mortgage-backed securities	743	—	743	—
Asset-backed securities	303	—	303	—
Municipal securities	148	—	148	—
U.S. Treasury notes	116	—	116	—
Other	46	—	46	—
Total assets	$3,639	$—	$3,639	$—

Contingent consideration liabilities	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8

Our financial instruments measured at fair value on a recurring basis at December 31, 2021, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$1,833	$—	$1,833	$—
Mortgage-backed securities	614	—	614	—
Asset-backed securities	247	—	247	—
Municipal securities	123	—	123	—
U.S. Treasury notes	353	—	353	—
Other	32	—	32	—
Total assets	$3,202	$—	$3,202	$—

Contingent consideration liabilities	$47	$—	$—	$47
Total liabilities	$47	$—	$—	$47

Contingent Consideration Liabilities
Our Level 3 financial instruments at September 30, 2022 are comprised solely of contingent consideration liabilities of $8 million, in connection with our 2020 acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan in Kentucky. Such liabilities are recorded at fair value on a recurring basis. In the nine months ended September 30, 2022, the estimated fair value of contingent purchase consideration increased by approximately $4 million, relating to an operating income guarantee.
In the nine months ended September 30, 2022, we paid the seller $43 million, of which $23 million was for the remaining half of the consideration due for minimum member enrollment targets and $20 million was for the first payment of the consideration due for the operating income guarantee. For the amounts paid in the nine months ended September 30, 2022, $20 million has been presented in “Financing activities” in the accompanying consolidated statements of cash flows, with the balance reflected in “Operating activities.” The remaining balance of
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 12

the liabilities is reported in “Accounts payable, accrued liabilities and other” in the accompanying consolidated balance sheets.
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$792	$715	$791	$829
3.875% Notes due 2030	642	541	642	675
3.875% Notes due 2032	741	612	740	760
Total	$2,175	$1,868	$2,173	$2,264

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	September 30, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,431	$—	$148	$2,283
Mortgage-backed securities	804	—	61	743
Asset-backed securities	322	—	19	303
Municipal securities	159	—	11	148
U.S. Treasury notes	117	—	1	116
Other	49	—	3	46
Total	$3,882	$—	$243	$3,639

	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,836	$9	$12	$1,833
Mortgage-backed securities	616	2	4	614
Asset-backed securities	248	—	1	247
Municipal securities	123	1	1	123
U.S. Treasury notes	353	—	—	353
Other	32	—	—	32
Total	$3,208	$12	$18	$3,202

Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 13

The contractual maturities of our current investments as of September 30, 2022 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$378	$374
Due after one year through five years	2,330	2,186
Due after five years through ten years	390	364
Due after ten years	784	715
Total	$3,882	$3,639

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains were insignificant for the three and nine months ended September 30, 2022, respectively. Gross realized investment gains amounted to $6 million and $7 million for the three and nine months ended September 30, 2021, respectively. Gross realized investment losses were insignificant for the three and nine months ended September 30, 2022, and 2021.
We have determined that unrealized losses at September 30, 2022, and December 31, 2021, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of September 30, 2022:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$1,764	$103	909	$433	$45	167
Mortgage-backed securities	555	36	282	188	25	75
Asset-backed securities	242	13	128	56	6	28
Municipal securities	106	7	110	31	4	35
U.S. Treasury notes	116	1	8	—	—	—
Other	32	3	20	—	—	—
Total	$2,815	$163	1,457	$708	$80	305

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

Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 14

Restricted Investments Held-to-Maturity
Pursuant to the regulations governing our state health plan subsidiaries, we maintain statutory deposits and deposits required by government authorities primarily in cash, cash equivalents, U.S. Treasury securities, and corporate debt securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. The use of these funds is limited as required by regulations in the various states in which we operate, or as needed in the event of insolvency of capitated providers. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets.
We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $242 million at September 30, 2022, of which $201 million will mature in one year or less, $37 million will mature in one through five years, and $4 million will mature after five years.

7. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	September 30, 2022	December 31, 2021

	(In millions)
Claims incurred but not paid (“IBNP”)	$2,553	$2,486
Pharmacy payable	241	219
Capitation payable	90	82
Other	738	576
Total	$3,622	$3,363

“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $317 million and $226 million as of September 30, 2022, and December 31, 2021, respectively.
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

	Nine Months Ended September 30, 2022
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,580	$404	$379	$3,363
Components of medical care costs related to:
Current year	16,520	2,525	1,476	20,521
Prior years	(282)	(38)	(18)	(338)
Total medical care costs	16,238	2,487	1,458	20,183
Payments for medical care costs related to:
Current year	14,133	2,103	1,302	17,538
Prior years	1,861	337	283	2,481
Total paid	15,994	2,440	1,585	20,019
Acquired balances, net of post-acquisition adjustments	8	—	—	8
Change in non-risk and other provider payables	91	(4)	—	87
Medical claims and benefits payable, ending balance	$2,923	$447	$252	$3,622

Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 15

	Nine Months Ended September 30, 2021
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,129	$392	$175	$2,696
Components of medical care costs related to:
Current year	13,491	2,195	1,872	17,558
Prior years	(158)	(36)	(22)	(216)
Total medical care costs	13,333	2,159	1,850	17,342
Payments for medical care costs related to:
Current year	11,530	1,816	1,534	14,880
Prior years	1,538	340	130	2,008
Total paid	13,068	2,156	1,664	16,888
Acquired balances, net of post-acquisition adjustments	(19)	(8)	—	(27)
Change in non-risk and other provider payables	68	—	—	68
Medical claims and benefits payable, ending balance	$2,443	$387	$361	$3,191

Our estimates of medical claims and benefits payable recorded at December 31, 2021, and 2020 developed favorably by approximately $338 million and $216 million as of September 30, 2022, and 2021, respectively.
The favorable prior year development recognized in the nine months ended September 30, 2022 was primarily due to lower than expected utilization of medical services by our members and improved operating performance. Consequently, the ultimate costs recognized in 2022, as claims payments were processed, were lower than our estimates in 2021.

8. Debt
All our debt is held at the parent, which is reported in the Other segment. The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	September 30, 2022	December 31, 2021

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
Deferred debt issuance costs	(25)	(27)
Total	$2,175	$2,173

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
The Credit Agreement contains customary non-financial and financial covenants. As of September 30, 2022, we were in compliance with all financial and non-financial covenants under the Credit Agreement. As of September 30, 2022, no amounts were outstanding under the Credit Facility.
Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of Molina and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 16

debt of Molina. In addition, each of the indentures governing the senior notes contain customary non-financial covenants and change of control provisions. As of September 30, 2022, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We had $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of September 30, 2022, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We had $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of September 30, 2022, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We had $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of September 30, 2022, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

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
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 17

The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Total revenue:
Medicaid	$6,380	$5,354	$19,091	$15,583
Medicare	955	875	2,867	2,502
Marketplace	575	793	1,740	2,224
Other	17	18	53	53
Total	$7,927	$7,040	$23,751	$20,362

The following table reconciles margin by segment to consolidated income before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Margin:
Medicaid	$703	$532	$2,168	$1,687
Medicare	108	151	360	329
Marketplace	77	68	255	331
Other	2	4	8	11
Total margin	890	755	2,791	2,358
Add: other operating revenues (1)	274	222	732	620
Less: other operating expenses (2)	(829)	(756)	(2,455)	(2,149)
Operating income	335	221	1,068	829
Other expenses, net	28	30	83	90
Income before income tax expense	$307	$191	$985	$739

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
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 18

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
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. On September 9, 2022, the Court of Appeal ruled, among other things, that the Circuit Court should not have invalidated the 2020 procurement and thus should not have awarded a contract to Anthem. Anthem filed a petition for rehearing with the Kentucky Court of Appeals and will likely seek review by the Kentucky Supreme Court. Pending further Court order, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract.
Puerto Rico. On August 13, 2021, Molina Healthcare of Puerto Rico, Inc. (“MHPR”) filed a complaint against the Puerto Rico Health Insurance Administration (“ASES”), asserting, among other claims, breach of contract. On September 13, 2021, ASES filed a counterclaim and a third-party complaint against MHPR and the Company. This matter remains subject to significant additional proceedings, and no prediction can be made as to the outcome.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 19

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
•the success of our efforts to retain existing or awarded government contracts, including our awarded contracts in California, Iowa, and Nebraska, and the success of any bid submissions in response to requests for proposal, including our contracts in Texas;
•subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including changes to estimated amounts payable or receivable related to Marketplace risk adjustment;
•our ability to consummate, integrate, and realize benefits from acquisitions, including the completed acquisitions of Magellan Complete Care, Passport, Affinity, the Medicaid assets of Cigna in Texas, AgeWell New York and the announced acquisition of My Choice Wisconsin;
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
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 20

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
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 21

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company (currently ranked 125), provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.2 million members as of September 30, 2022, located across 19 states.

THIRD QUARTER 2022 HIGHLIGHTS
We reported net income of $230 million, or $3.95 per diluted share, for the third quarter of 2022, which reflected the following:
•Membership increase of 337,000, or 7%, compared with September 30, 2021, and a 57,000 sequential increase compared to June 30, 2022;
•Premium revenue of $7.6 billion increased 12% compared with the third quarter of 2021, reflecting the impact of acquisitions, increased organic membership in Medicaid and Medicare, partially offset by the impact of expected attrition in Marketplace membership;
•Consolidated medical care ratio (“MCR”) was 88.4%, compared with 88.9% for the third quarter of 2021;
•General and administrative expense (“G&A”) ratio of 7.1%, which compared with 7.5% in the third quarter of 2021, reflecting the benefits of scale produced by our increase in revenue and disciplined cost management; and
•After-tax margin of 2.9%, which was in line with our expectations.
We note the following factors impacting the 2022 third quarter financial results:
•The net effect of COVID decreased net income by approximately $0.59 per diluted share and increased the MCR by 60 basis points in the third quarter of 2022. The net effect of COVID decreased net income by approximately $1.00 per diluted share and increased the MCR by 110 basis points in the third quarter of 2021; and
•Higher net investment income that was mainly driven by recent Federal Reserve interest rate increases.

Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 22

CONSOLIDATED FINANCIAL SUMMARY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions, except per-share amounts)
Premium revenue	$7,636	$6,800	$22,966	$19,689
Less: medical care costs	6,748	6,049	20,183	17,342
Medical margin	888	751	2,783	2,347
MCR (1)	88.4%	88.9%	87.9%	88.1%

Other revenues:
Premium tax revenue	223	204	646	576
Investment income	49	20	82	39
Other revenue	19	16	57	58

General and administrative expenses	560	532	1,682	1,489
G&A ratio (2)	7.1%	7.5%	7.1%	7.3%

Premium tax expenses	223	204	646	576
Depreciation and amortization	45	32	129	96
Other	16	2	43	30
Operating income	335	221	1,068	829
Interest expense	28	30	83	90
Income before income tax expense	307	191	985	739
Income tax expense	77	48	249	183
Net income	$230	$143	$736	$556

Net income per share – Diluted	$3.95	$2.46	$12.58	$9.51

Diluted weighted average shares outstanding	58.3	58.5	58.5	58.5

Other Key Statistics
Ending membership	5.2	4.8	5.2	4.8
Effective income tax rate	24.9%	24.8%	25.2%	24.7%
After-tax margin (3)	2.9%	2.0%	3.1%	2.7%

________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the third quarter of 2022 amounted to $230 million, or $3.95 per diluted share, compared with $143 million, or $2.46 per diluted share, in the third quarter of 2021. The 61% increase in net income is consistent with the improvement in operating income, which increased to $335 million in the third quarter of 2022, compared with $221 million in the third quarter of 2021.
Net income in the nine months ended September 30, 2022 amounted to $736 million, or $12.58 per diluted share, compared with $556 million, or $9.51 per diluted share, in the nine months ended September 30, 2021. The 32% increase in net income is consistent with the improvement in operating income of $1,068 million in the nine months ended September 30, 2022, compared with $829 million in the nine months ended September 30, 2021.
The improvement in operating income for both periods was mainly due to membership growth and higher premium revenues, and a decrease in MCR for the three and nine months ended September 30, 2022 compared to the prior year periods.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 23

Net income per share in the third quarter and nine months ended September 30, 2022 was favorably impacted by the reduction in common shares outstanding as a result of our share repurchases in the second quarter of 2022. See further discussion in “Liquidity and Financial Condition,” below.
PREMIUM REVENUE
Premium revenue increased $836 million, or 12%, in the third quarter of 2022, when compared with the third quarter of 2021, and increased $3.3 billion, or 17%, in the nine months ended September 30, 2022, when compared with the nine months ended September 30, 2021. The higher premium revenue reflects the impact of acquisitions, increased organic membership in the Medicaid and Medicare segments partially offset by a decline in the Marketplace segment.
MEDICAL CARE RATIO
The consolidated MCR in the third quarter of 2022 decreased to 88.4%, compared with 88.9% in the third quarter of 2021, or 50 basis points. The improvement mainly relates to our Medicaid and Marketplace segments, partially offset by an increase in the Medicare segment. The results reflect a favorable year-over-year change in the net effect of COVID, which impacted all of our segments and increased the consolidated MCR by approximately 60 basis points in the third quarter of 2022, compared to approximately 110 basis points in the third quarter of 2021. The year-over-year change in the net effect of COVID mainly reflects lower COVID inpatient costs, partially offset by lower COVID-related utilization curtailment.
The consolidated MCR in the nine months ended September 30, 2022 decreased to 87.9%, compared with 88.1% MCR for the nine months ended September 30, 2021, or 20 basis points. Similar to the quarter-to-date consolidated MCR, net effect of COVID impacted each period; however, the results were varied by segment. See further explanation in “Segment Financial Performance,” below.
The prior year reserve development in the third quarter and nine months ended September 30, 2022 was favorable, and its impact on earnings was partially absorbed by the COVID-related risk corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.8% and 2.9% for the third quarter of 2022 and 2021, respectively, and 2.7% and 2.8% for the nine months ended September 30, 2022 and 2021, respectively. The current year ratio decrease was mainly due to changes in business mix.
INVESTMENT INCOME
Investment income increased to $49 million in the third quarter of 2022, compared with $20 million in the third quarter of 2021, and increased to $82 million in the nine months ended September 30, 2022, compared with $39 million in the nine months ended September 30, 2021.The improvement in both periods was driven by recent increases in market interest rates and higher invested assets. Additionally, investment yields were lower in the first half of 2021 due to a temporary allocation in shorter-term invested assets due to the COVID-19 pandemic, which was rescinded in the second quarter of 2021.
OTHER REVENUE
Other revenue increased to $19 million in the third quarter of 2022, compared with $16 million in the third quarter of 2021, and decreased to $57 million in the nine months ended September 30, 2022, compared with $58 million in the nine months ended September 30, 2021. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio decreased to 7.1% in the third quarter of 2022, compared with 7.5% in the third quarter of 2021. The G&A expense ratio was 7.1% in the nine months ended September 30, 2022, compared with 7.3% in the nine months ended September 30, 2021, which reflects the benefits of scale produced by our increase in revenue and disciplined cost management.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased to $45 million in the third quarter of 2022, compared with $32 million in the third quarter of 2021, and increased to $129 million in the nine months ended September 30, 2022, compared with $96 million in the nine months ended September 30, 2021. The increases in both periods were due primarily to amortization associated with acquisitions completed in the fourth quarter of 2021 and the first quarter of 2022.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 24

OTHER OPERATING EXPENSES
Other operating expenses increased to $16 million in the third quarter of 2022, compared with $2 million in the third quarter of 2021, and increased to $43 million in the nine months ended September 30, 2022, compared with $30 million in the nine months ended September 30, 2021. Other operating expenses mainly includes service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense decreased to $28 million in the third quarter of 2022, compared with $30 million in the third quarter of 2021, and to $83 million in the nine months ended September 30, 2022, compared with $90 million in the nine months ended September 30, 2021. The decrease resulted from our early redemption of $700 million aggregate principal amount of our 5.375% senior notes due 2022 in the fourth quarter of 2021, partially offset by interest related to the private offering of the 3.875% Notes due 2032 in the same period.
INCOME TAXES
Income tax expense amounted to $77 million in the third quarter of 2022, or 24.9% of pretax income, compared with income tax expense of $48 million, or 24.8% of pretax income in the third quarter of 2021. Income tax expense amounted to $249 million in the nine months ended September 30, 2022, or 25.2% of pretax income, compared with income tax expense of $183 million, or 24.7% of pretax income in the nine months ended September 30, 2021. The difference in the effective tax rate is primarily due to an increase in nondeductible expenses and differences in discrete tax benefits recognized in the respective periods.

TRENDS AND UNCERTAINTIES
COVID-19 PANDEMIC
As the COVID-19 pandemic continues to evolve, its ongoing impact to our business, results of operations, financial condition, and cash flows is uncertain and difficult to predict. Specific trends and uncertainties related to our Medicaid, Medicare, and Marketplace segments follow.
Federal Economic Stabilization and Other Programs
Effective October 13, 2022, the Biden Administration extended the PHE for another 90 days and it will remain in effect until January 11, 2023, unless extended.
Due to the uncertainty as to the duration and breadth of the pandemic, we are unable to reasonably estimate the ultimate impact of the economic stabilization and other programs to our business, financial condition, and operating results.
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we added over 750,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, at least through mid-January 2023.
Beginning in 2020, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. The current rate environment is stable and rational. We continue to believe that the risk-sharing corridors previously introduced are related to the declared PHE and will likely be eliminated as the COVID pandemic subsides. However, the risk corridors continue to contribute an added level of variability to our results of operations. In the three and nine months ended September 30, 2022, we recognized approximately $34 million and $156 million, respectively, for the impact of these risk corridors, compared to $17 million and $183 million, respectively, recognized in the three and nine months ended September 30, 2021. The decrease in 2022 is due to the elimination of most of the COVID-19 risk corridors.
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
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 25

Medical Care Costs
We expect continued uncertainty regarding utilization trends as the pandemic continues. The speed and extent to which utilization rebounds will be greatly impacted by the economy and consumer behavior, provider capacity, and the potential resurgence of COVID-19 infection rates. We believe that some portion of the utilization curtailment experienced in the nine months ended September 30, 2022 is likely the result of service deferrals, and so these services will likely be provided to members over the remainder of the year.
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
OTHER RECENT DEVELOPMENTS
New York Acquisition—Medicaid. On October 1, 2022, we closed on our acquisition of the Medicaid Managed Long Term Care business of AgeWell New York.
Nebraska Procurement—Medicaid. In September 2022, we announced that our Nebraska health plan had been selected by the Nebraska Department of Health and Human Services (DHHS) to provide health care services to Nebraskans under the state’s Medicaid managed care program. The new five-year contract is expected to begin on January 1, 2024, and may be extended for an additional two-years.
Iowa Procurement—Medicaid. In August 2022, we announced that our Iowa health plan had been notified by the Iowa Department of Health and Human Services (HHS) of its intent to award a Medicaid managed care contract pursuant to the Request for Proposal issued by HHS on February 17, 2022. The new four-year contract is expected to begin on July 1, 2023, and may be extended for an additional four years.
California Procurement—Medicaid. In August 2022, we announced that our California health plan had been notified by the California Department of Health Care Services of its intent to award a Medi-Cal contract in each of Los Angeles, Riverside, San Bernardino, Sacramento, and San Diego Counties. The 5 Medi-Cal contracts are expected to commence on January 1, 2024, which enables us to continue serving Medi-Cal members in our existing counties and expand footprint with the addition of the Los Angeles County contract.
Wisconsin Acquisition — Medicaid and Medicare. On July 13, 2022, we announced a definitive agreement to acquire substantially all the assets of My Choice Wisconsin (“MCW”). The purchase price for the transaction is approximately $150 million, net of expected tax benefits and required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals, and the satisfaction of other customary closing conditions. We currently expect the transaction to close in early 2023.
Mississippi Procurement—Medicaid. In August 2022, we announced that our Mississippi health plan had been notified by the Mississippi Division of Medicaid (DOM) of its intent to award a Medicaid Coordinated Care Contract for its Mississippi Coordinated Access Program and Mississippi Children’s Health Insurance Program pursuant to the Request for Qualifications issued by DOM on December 10, 2021. The four-year contract is expected to begin on July 1, 2023, and may be extended for an additional two years. The award enables us to continue serving Medicaid members across the state.
Texas Procurement—Medicaid. In March 2022, the Texas Health and Human Services Commission posted the ABD program (known in Texas as STAR+PLUS) RFP. We submitted our proposal in June 2022 to continue serving STAR+PLUS members, with awards estimated to be announced in the first quarter of 2023, and start of operations in February 2024. Further, in October 2022, the draft RFP was posted for the TANF and CHIP programs (known as the STAR & CHIP programs, and both existing contracts for us), with awards expected in late Q4 2023 or early Q1 2024 and the start of operations in late Q4 2024 or early Q1 2025.
Nevada Procurement—Medicaid. Our new contract in Clark and Washoe Counties commenced on January 1, 2022, and offers health coverage to TANF, CHIP and Medicaid Expansion beneficiaries. This new contract is four years with a potential two-year extension.
Texas Acquisition—Medicaid and Medicare. On January 1, 2022, we closed on our acquisition of Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan (“MMP”) contracts, along with certain operating assets.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 26

Marketplace Enrollment. We expect to end 2022 with approximately 315,000 members, reflecting normal attrition over the remainder of the year and limited special enrollment period growth based on revised eligibility rules and our product design and distribution strategy.
Infosys. On September 29, 2022, we amended each of the master service agreements governing our relationship with our managed information technology (“IT”) services provider, Infosys Limited (collectively, the “Infosys Agreements”). Significant changes to the Infosys Agreements include (i) the extension of the expiration date of each Infosys Agreement to September 30, 2029 (extended from prior expiration dates in 2024), (ii) expansions in the scope of certain support services, and (iii) changes to the pricing model for certain services. As a result of these changes, we expect improvements in certain service level objectives, as well as a reduction in our IT spend.
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
Real Estate. We intend to move permanently to a remote work environment, a model we have been working under successfully for over two years. As a result, we expect to complete a plan to reduce our real estate footprint by the end of the year, which we expect will yield substantial and sustainable G&A expense savings.
For a discussion of additional segment trends, uncertainties and other developments, refer to our 2021 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”

REPORTABLE SEGMENTS
As of September 30, 2022, we served approximately 5.2 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 27

SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	September 30,	December 31,	September 30,
	2022	2021	2021
Medicaid	4,667,000	4,329,000	3,981,000
Medicare	155,000	142,000	138,000
Marketplace	353,000	728,000	719,000
Total	5,175,000	5,199,000	4,838,000

SEGMENT FINANCIAL PERFORMANCE
The following tables summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2022			2021
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$6,125	$703	88.5%	$5,146	$532	89.6%
Medicare	947	108	88.7	875	151	82.8
Marketplace	564	77	86.3	779	68	91.3
Total	$7,636	$888	88.4%	$6,800	$751	88.9%

	Nine Months Ended September 30,
	2022			2021
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$18,406	$2,168	88.2%	$15,020	$1,687	88.8%
Medicare	2,847	360	87.4	2,488	329	86.8
Marketplace	1,713	255	85.1	2,181	331	84.8
Total	$22,966	$2,783	87.9%	$19,689	$2,347	88.1%

Medicaid
Medicaid premium revenue increased $979 million, or 19% in the third quarter of 2022, when compared with the third quarter of 2021. Medicaid premium revenue increased $3.4 billion, or 23% in the nine months ended September 30, 2022, when compared with the nine months ended September 30, 2021. The increases in both periods were mainly due to organic membership growth, including our entry into Nevada, the impact from the Affinity and Cigna acquisitions that closed in the fourth quarter of 2021 and in January 2022, respectively, and state directed payments in our Texas health plan. The organic membership growth was across several states, driven mainly by the extension of the PHE period and the associated suspension of membership redeterminations due to COVID-19.
As described above in “Trends and Uncertainties,” we recognized approximately $34 million and $156 million in the third quarter and nine months ended September 30, 2022, respectively, for the impact of risk corridors enacted in several states since the second quarter of 2020, in response to the lower utilization of medical services resulting from COVID-19. We recognized approximately $17 million and $183 million, respectively, for the impact of such risk corridors in the third quarter and nine months ended September 30, 2021. The decrease was due to the elimination of most of the COVID-19 risk corridors.
The medical margin in our Medicaid program increased $171 million, or 32%, in the third quarter of 2022 when compared with the third quarter of 2021, and increased $481 million, or 29%, in the nine months ended September 30, 2022 when compared with the nine months ended September 30, 2021. The increase in margin in both periods was driven by the increased membership growth and premium revenues discussed above and the MCR decrease discussed below.
The Medicaid MCR decreased 110 basis points to 88.5% in the third quarter of 2022, from 89.6% in the third quarter of 2021, and decreased 60 basis points to 88.2% in the nine months ended September 30, 2022, from 88.8% in the
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 28

nine months ended September 30, 2021. The decrease for both periods is mainly attributable to medical cost management, lower utilization and the year-over-year change in the net effect of COVID, partially offset by the impact of state directed payments in our Texas health plan. The year-over-year change in the net effect of COVID for the third quarter of 2022 reflects lower COVID inpatient costs, partially offset by lower COVID-related utilization curtailment. The 2022 Medicaid MCR is at the lower end of our long-term target despite the net effect of COVID and other impacts.
Medicare
Medicare premium revenue increased $72 million, or 8%, in the third quarter of 2022 compared to the third quarter of 2021, and increased $359 million, or 14%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to the impact of product expansion and organic membership growth in existing states, partially offset by lower premium revenue PMPM from the change in business mix.
The medical margin for Medicare decreased $43 million in the third quarter of 2022, and increased $31 million in the nine months ended September 30, 2022, when compared to the same periods in 2021. The decrease in the third quarter is due to the increase in MCR discussed below, partially offset by the increase in premium revenues. The year-over-year increase for the nine months is mainly due to the increase in premium revenues, partially offset by the increase in the MCR discussed below.
The Medicare MCR increased to 88.7% in the third quarter of 2022, from 82.8% in the third quarter of 2021, or 590 basis points. The Medicare MCR increased to 87.4% in the nine months ended September 30, 2022, compared to 86.8% in the nine months ended September 30, 2021, or 60 basis points. The MCR increase in both periods was primarily driven by the year-over-year change in the net effect of COVID. COVID-related utilization curtailment and corridor adjustments drove a lower MCR for the 2021 periods. Additionally, the increase in MCR was driven by higher non-COVID utilization, partially offset by higher risk scores that more closely reflect the acuity of our membership, and strong medical cost management. The 2022 year-to-date Medicare MCR is in line with our long-term target.
Marketplace
Marketplace premium revenue decreased $215 million in the third quarter of 2022 compared to the third quarter of 2021, and decreased $468 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in both periods was mainly due to expected attrition of membership, partially offset by an increase in premium revenue PMPM. Our Marketplace membership as of September 30, 2022, amounted to 353,000 members, representing a decrease of 366,000 members compared to September 30, 2021. The increase in premium revenue PMPM is consistent with the product and pricing strategy, reflecting an increase of members in the silver metal tier and a decrease of members in the bronze metal tier, partially offset by an increase in the 2021 risk adjustment payable that was finalized in June 2022.
The Marketplace medical margin increased $9 million in the third quarter of 2022 when compared with the third quarter of 2021, and decreased $76 million in the nine months ended September 30, 2022 when compared with the nine months ended September 30, 2021. The improvement in the third quarter is due mainly to the decrease in MCR discussed below, partially offset by the decrease in premium revenue. The decrease in year to date results is primarily due to the net decrease in membership and premiums, and the increase in the MCR described below.
The Marketplace MCR decreased to 86.3% in the third quarter of 2022, compared to 91.3% in the third quarter of 2021, or 500 basis points, and increased to 85.1% in the nine months ended September 30, 2022, compared to 84.8% in the nine months ended September 30, 2021, or 30 basis points. The decrease in MCR for the third quarter was driven mainly by the year-over-year change in the net effect of COVID, partially offset by changes in membership mix that includes higher acuity members. The increase for the nine-month period reflects changes in membership mix that includes higher acuity members and the unfavorable change in the 2021 risk adjustment payable recognized in the second quarter of 2022, partially offset by the year-over-year change in the net effect of COVID. We are also incurring less MCR seasonality relative to the prior year, due to the lower deductibles in the silver metal tier product.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for the third quarters of and nine months ended September 30, 2022 and 2021, respectively.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 29

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
A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the third quarter and nine months ended September 30, 2022, the parent company received $120 million and $400 million, respectively, in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
The parent company may also contribute capital to the regulated health plan subsidiaries to satisfy minimum statutory net worth requirements, including funding for newer health plans. In the third quarter and nine months ended September 30, 2022, the parent company contributed capital of $116 million and $145 million, respectively, to the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $298 million and $348 million as of September 30, 2022, and December 31, 2021, respectively. The decrease as of September 30, 2022, was primarily due to our share repurchase program and the timing of corporate payments and capital contributions to regulated health plan subsidiaries, partially offset by dividends received from regulated health plan subsidiaries.
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
Our restricted investments are invested principally in cash, cash equivalents, U.S. Treasury securities, and corporate debt securities; we have the ability to hold such restricted investments until maturity. All of our unrestricted investments are classified as current assets.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 30

Cash Flow Activities
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2022	2021	Change

	(In millions)
Net cash provided by operating activities	$985	$1,522	$(537)
Net cash used in investing activities	(938)	(1,106)	168
Net cash used in financing activities	(258)	(204)	(54)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(211)	$212	$(423)

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
Net cash provided by operations for the nine months ended September 30, 2022 was $985 million, compared with $1,522 million in the nine months ended September 30, 2021. The $537 million decrease in cash flow was due to the net impact of timing differences in government receivables and payables and partially offset by an increase in net earnings.
Investing Activities
Net cash used in investing activities was $938 million in the nine months ended September 30, 2022, compared with $1,106 million used in investing activities in the nine months ended September 30, 2021, an increase in cash flow of $168 million. This increase in cash flow was primarily due to the net activity of proceeds and purchases of investments partially, offset by funding of the AgeWell acquisition, in the nine months ended September 30, 2022.
Financing Activities
Net cash used in financing activities was $258 million in the nine months ended September 30, 2022, compared with $204 million used in the nine months ended September 30, 2021, a decrease in cash flow of $54 million. In the nine months ended September 30, 2022, financing cash outflows included common stock purchases of $200 million and $53 million for common stock withheld to settle employee tax obligations. In the nine months ended September 30, 2021, financing cash outflows included common stock purchases of $128 million and $52 million for common stock withheld to settle employee tax obligations. Additionally, we paid $20 million in each of the nine months ended September 30, 2022 and 2021 to settle contingent consideration liabilities relating to our Kentucky Passport acquisition that closed in 2020.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under the Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at September 30, 2022, our working capital was $3.3 billion, compared with $3.0 billion at December 31, 2021. At September 30, 2022, our cash and investments amounted to $8.1 billion, compared with $7.9 billion at December 31, 2021.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.2 billion at September 30, 2022, compared with $2.1 billion at December 31, 2021. The aggregate capital and surplus of our regulated, wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 31

Under applicable regulatory requirements, the amount of dividends that may be paid by our regulated, wholly owned subsidiaries without prior approval by regulatory authorities as of September 30, 2022, was approximately $170 million in the aggregate. These subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of September 30, 2022, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of September 30, 2022, we were in compliance with all financial and non-financial covenants under the Credit Agreement and the indentures governing our senior notes.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Potential Impact of COVID-19 Pandemic. Excluding acquisitions and our exit from Puerto Rico, we added over 750,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. We expect Medicaid enrollment to continue to benefit from the extension of the PHE period, and the associated pause on membership redeterminations, at least through mid-January 2023.
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
Credit Agreement Borrowing Capacity. As of September 30, 2022, we had available borrowing capacity of $1 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as our consolidated net leverage ratio is not greater than a defined maximum. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In September 2021, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program, which superseded the stock purchase program approved by our board of directors in September 2020, is funded with cash on hand and extends through December 31, 2022. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of October 26, 2022, $300 million remained available to purchase our common stock under this program through December 31, 2022.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 32

Acquisitions. On July 13, 2022, we announced a definitive agreement to acquire substantially all the assets of My Choice Wisconsin (“MCW”). The purchase price for the transaction is approximately $150 million, net of expected tax benefits and required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals, and the satisfaction of other customary closing conditions. We currently expect the transaction to close in early 2023.
Potential Impact of COVID-19 Pandemic. As described above in “Trends and Uncertainties,” we have been subject to Medicaid risk corridors as a result of the pandemic. Beginning in 2020, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. Since the second quarter of 2020, we have recognized risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. For the three and nine months ended September 30, 2022, we recognized approximately $34 million and $156 million, respectively, related to such risk corridors, primarily in the Medicaid segment.
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
There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2022.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates based on assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the nine months ended September 30, 2022 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.
•Contractual provisions that may adjust or limit revenue or profit. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Quality incentives. In the nine months ended September 30, 2022, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.
•Business combinations, goodwill, and intangible assets, net. In the nine months ended September 30, 2022, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.

Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 33

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2022, the fair value of our fixed income investments would decrease by approximately $85 million. Declines in interest rates over time will reduce our investment income.
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
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 34

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the third quarter of 2022, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	2,000	$282.90	—	$300,000,000
August 1 - August 31	—	$—	—	$300,000,000
September 1 - September 30	—	$—	—	$300,000,000
Total	2,000	$282.90	—

_______________________
(1)During the third quarter of 2022, we withheld approximately 2,000 shares of common stock, to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to the accompanying Notes to Financial Statements, Note 9, “Stockholders' Equity.”
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 35

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
+10.1	Change Request #7 to the Master Services Agreement dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed herewith.
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith.

+	Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been excluded because the information is not material and is the type that the registrant treats as confidential. The location of the redacted confidential information is indicated in the exhibit as “[redacted]”.
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	October 27, 2022	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 27, 2022	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. September 30, 2022 Form 10-Q | 37