Form 10-K
period 2022-12-31
MOLINA HEALTHCARE, INC.
filed 2023-02-13
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of our most recently completed second fiscal quarter, was approximately $16.1 billion (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2022).
As of February 10, 2023, approximately 57,900,000 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be held on May 3, 2023, are incorporated by reference into Part III of this Form 10-K, to the extent described therein.

MOLINA HEALTHCARE, INC. 2022 FORM 10-K
TABLE OF CONTENTS

		Page

Part I
Item Number
1.	Business	3

1A.	Risk Factors	19

1B.	Unresolved Staff Comments	Not Applicable.

2.	Properties	32

3.	Legal Proceedings	32

4.	Mine Safety Disclosures	Not Applicable.

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32

6.	[Reserved]	Not Applicable.

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

7A.	Quantitative and Qualitative Disclosures About Market Risk	46

8.	Financial Statements and Supplementary Data	48

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable.

9A.	Controls and Procedures	85

9B.	Other Information	89

9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable.

Part III

10.	Directors, Executive Officers and Corporate Governance	89

11.	Executive Compensation	89

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89

13.	Certain Relationships and Related Transactions, and Director Independence	89

14.	Principal Accountant Fees and Services	89

Part IV

15.	Exhibits and Financial Statement Schedules	90

16.	Form 10-K Summary	Not Applicable.
Signatures

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “guidance,” “future,” “anticipates,” “believes,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “should”, “can,” “may,” and similar terms, although not all forward-looking statements contain these identifying words. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section of this Form 10-K titled “Risk Factors,” as well as risks related to the following:
•the impact of Medicaid redeterminations across the country following the ending of the Public Health Emergency (“PHE”) for the COVID-19 pandemic, including the accuracy of our projections regarding the number of members we expect to retain, their health acuity levels, and the scale of the transition of members out of the Medicaid program and the actuarially sound adjustment of rates with regard to the remaining population;
•budget pressures on state governments following the ending of the PHE and reduced federal matching funds, and states’ efforts to reduce rates or limit rate increases;
•the constantly evolving market dynamics surrounding the Affordable Care Act (“ACA”) Marketplaces, including issues impacting enrollment, special enrollment periods, member choice, risk adjustment estimates and results, and the potential for disproportionate enrollment of higher acuity members;
•the success of our efforts to retain existing or awarded government contracts, the success of our bid submissions in response to requests for proposal, and our ability to identify merger and acquisition targets to support our continued growth over time;
•the success of the scaling up of our operations in California, Iowa, and Nebraska in connection with recent request for proposal (“RFP”) wins;
•our ability to close, integrate, and realize benefits from acquisitions, including the acquisitions of AgeWell New York and My Choice Wisconsin;
•subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including changes to estimated amounts payable or receivable related to Marketplace risk adjustment;
•effective management of our medical costs;
•our ability to predict with a reasonable degree of accuracy utilization rates, including utilization rates associated with COVID-19;
•cyber-attacks, ransomware attacks, or other privacy or data security incidents involving either ourselves or our contracted vendors that result in an inadvertent unauthorized disclosure of protected information, and the extent to which our working in a remote work environment heightens our exposure to these risks;
•the ability to manage our operations, including maintaining and creating adequate internal systems and controls relating to authorizations, approvals, provider payments, and the overall success of our care management initiatives;
•the impact of working on a regular basis in a remote work environment, including any associated impairment charges or contract termination costs;
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
•our estimates of amounts owed for such minimum annual medical loss ratio (“Minimum MLR”), administrative cost and profit ceilings, premium stabilization programs, profit-sharing arrangements, and risk adjustment provisions and requirements;
Molina Healthcare, Inc. 2022 Form 10-K | 1

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
•the success and continuance of programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas serving those dually eligible for both Medicaid and Medicare;
•the accurate estimation of incurred but not reported or paid medical costs across our health plans;
•efforts by states to recoup previously paid and recognized premium amounts;
•changes in our annual effective tax rate, due to federal and/or state legislation, or changes in our mix of earnings and other factors;
•the efficient and effective operations of the vendors on whom our business relies;
•complications, member confusion, eligibility redeterminations, or enrollment backlogs related to the renewal of Medicaid coverage;
•fraud, waste and abuse matters, government audits or reviews, comment letters, or potential investigations, and any fine, sanction, enrollment freeze, corrective action plan, monitoring program, or premium recovery that may result therefrom;
•the success of our providers, including delegated providers, the adequacy of our provider networks, the successful maintenance of relations with our providers, and the potential loss of providers;
•approval by state regulators of dividends and distributions by our health plan subsidiaries;
•changes in funding under our contracts as a result of regulatory changes, programmatic adjustments, or other reforms;
•high dollar claims related to catastrophic illness;
•the resolution of litigation, arbitration, or administrative proceedings;
•the greater scale and revenues of our health plans in California, New York, Ohio, Texas, and Washington, and risks related to the concentration of our business in those states;
•the failure to comply with the financial or other covenants in our credit agreement or the indentures governing our outstanding senior notes;
•the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, repay our outstanding indebtedness at maturity, and meet our general liquidity needs;
•the failure of a state in which we operate to renew its federal Medicaid waiver;
•changes generally affecting the managed care industry, including any new federal or state legislation that impacts the business space in which we operate;
•increases in government surcharges, taxes, and assessments;
•the impact of inflation on our medical costs and the cost of refinancing our outstanding indebtedness;
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
Molina Healthcare, Inc. 2022 Form 10-K | 2

OVERVIEW
ABOUT MOLINA HEALTHCARE
Molina Healthcare, Inc., a FORTUNE 500 company (currently ranked 125), provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Molina was founded in 1980 as a provider organization serving low-income families in Southern California and reincorporated in Delaware in 2002. We served approximately 5.3 million members as of December 31, 2022, located across 19 states.
Our business footprint, as of December 31, 2022, is illustrated below.
FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2022	2021

	(In millions, except per-share amounts)
Premium Revenue	$30,883	$26,855
Total Revenue	$31,974	$27,771
Medical Care Ratio (“MCR”) (1)	88.0%	88.3%
Net Income	$792	$659
Net Income per Diluted Share	$13.55	$11.25
_______________________
(1)Medical care ratio represents medical care costs as a percentage of premium revenue.
OUR SEGMENTS
We currently have four reportable segments consisting of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other.
The Medicaid, Medicare, and Marketplace segments represent the government-funded or sponsored programs under which we offer managed healthcare services. The Other segment, which is insignificant to our consolidated results of operations, includes long-term services and supports consultative services in Wisconsin.
Refer to Notes to Consolidated Financial Statements, Note 16, “Segments,” for further information, including segment revenue and profit information.
Molina Healthcare, Inc. 2022 Form 10-K | 3

SEGMENT MEMBERSHIP
The following table summarizes our membership by segment as of the dates indicated:

	As of December 31,
	2022	2021
Medicaid	4,754,000	4,329,000
Medicare	156,000	142,000
Marketplace	348,000	728,000
Total	5,258,000	5,199,000

SEGMENT PREMIUM REVENUE
The following table presents our consolidated premium revenue by segment for the periods indicated:

	Year Ended December 31,
	2022	2021

	(In millions)
Medicaid	$24,827	$20,461
Medicare	3,795	3,361
Marketplace	2,261	3,033
Total	$30,883	$26,855
MISSION
We improve the health and lives of our members by delivering high-quality healthcare.
VISION
We will distinguish ourselves as the low-cost, most effective and reliable health plan delivering government-sponsored care.
STRATEGY
Our long-term growth strategy remains unchanged, as we continue to be a pure-play government-sponsored healthcare business, which provides us with opportunities to compete in high-growth, synergistic market segments with attractive and sustainable margins. Our strategic priorities include:
•Organic growth of our core businesses by growing with new state procurement opportunities, retaining existing contracts, increasing market share in current service areas and pursuing carve-in and/or adjacent opportunities;
•Strong MCR and G&A management to drive attractive and sustainable margins;
•Inorganic growth through accretive acquisitions; and
•Reinvesting excess capital in the business or returning it to shareholders through share repurchases.
The following key capabilities enable our growth strategy:
•Low Cost: We provide low-cost health plans to our state customers for Medicaid and to our customers for the Medicare-Medicaid Plan (“MMP”) and Marketplace programs.
•High Quality and Appropriate Access to Care: We provide our members effective and appropriate access to care at the right time and in the right setting.
•Reliable Service and Seamless Experience: We offer our state customers, members, and providers reliable service and a seamless experience.
•Committed to Building Future Capabilities: We are building capabilities that help to ensure compliant core operations, retain our revenue base and margins, and grow the business, that include, but are not limited to, complex care management, scalable and agile technology infrastructure, and advanced data analytics.
•Strong Capital Foundation: We maintain a strong balance sheet that provides a foundation for stability and growth.
•Right Management Team to Execute our Growth Strategy: We have an accountable, performance driven culture and a proven industry-leading executive management team with decades of experience.
Molina Healthcare, Inc. 2022 Form 10-K | 4

KEY DEVELOPMENTS
We are pleased with the continued success of our profitable growth strategy. Our performance on Medicaid state procurements in 2022 was exceptional, as we were successful on every request for proposal response that we submitted. The acquisitions component of our growth strategy has produced seven transactions since 2020, representing approximately $10 billion in annual premium revenue, including the acquisition of Cigna’s Texas Medicaid business that we closed at the beginning of 2022, the AgeWell acquisition that we closed at the beginning of the fourth quarter 2022, and the My Choice Wisconsin acquisition that we announced in July 2022. Presented below is more detail on the recent developments and accomplishments relating to our strategy:
Texas Procurement—Medicaid. On January 27, 2023, the Texas Health and Human Services Commission posted a notice on its website indicating that it was issuing a Notice of Intent to Award to Molina Healthcare of Texas, Inc. a STAR+PLUS ABD contract in each of Bexar, Dallas, El Paso, Harris, Hidalgo, Jefferson, Northeast Texas, and Tarrant Service Areas. The notice follows a proposal that we submitted in June 2022 to continue serving STAR+PLUS members in the same service areas, in response to an RFP posted in March 2022. The start of operations for the new contract is expected to begin in February 2024. Further, in December 2022, the RFP was posted for the TANF and CHIP programs (known as the STAR & CHIP programs, and both existing contracts for Molina), with awards expected in February 2024 and the start of operations in February 2025.
California Procurement—Medicaid. In January 2023, we announced that the California Department of Health Care Services (“DHCS”) had confirmed our California health plan’s footprint as originally announced in August 2022, including Medi-Cal contract awards in each of Riverside, San Bernardino, Sacramento, and San Diego Counties. In Los Angeles County, we will share membership equally with the current commercial incumbent. The Medi-Cal contracts are expected to commence on January 1, 2024, which enables us to continue serving Medi-Cal members in our existing counties and expand our footprint in Los Angeles County. DHCS has also agreed to grant Molina a contract to offer exclusively aligned enrollment special needs plan (“EAE-SNP”) products for dual eligible members in Los Angeles County.
New York Acquisition—Medicaid. On October 1, 2022, we closed on our acquisition of the Medicaid Managed Long Term Care business of AgeWell New York (“AgeWell”).
Nebraska Procurement—Medicaid. In September 2022, we announced that our Nebraska health plan subsidiary was selected by the Nebraska Department of Health and Human Services (“DHHS”) to provide health care services to Nebraskans under the state’s Medicaid managed care program. The new five-year contract is expected to begin on January 1, 2024, and may be extended for an additional two-years.
Iowa Procurement—Medicaid. In August 2022, we announced that our Iowa health plan had been notified by the Iowa Department of Health and Human Services (“Iowa HHS”) of its intent to award a Medicaid managed care contract pursuant to the RFP issued by Iowa HHS in February 2022. The new four-year contract is expected to begin on July 1, 2023, and may be extended for an additional four years.
Mississippi Procurement—Medicaid. In August 2022, we announced that our Mississippi health plan had been notified by the Mississippi Division of Medicaid (“DOM”) of its intent to award a Medicaid Coordinated Care Contract for its Mississippi Coordinated Access Program and Mississippi Children’s Health Insurance Program pursuant to the Request for Qualifications issued by DOM in December 2021. The four-year contract is expected to begin on July 1, 2023, and may be extended for an additional two years. The award enables us to continue serving Medicaid members across the state.
Wisconsin Acquisition—Medicaid and Medicare. On July 13, 2022, we announced a definitive agreement to acquire substantially all the assets of My Choice Wisconsin, further adding to our market leading Long-Term Services and Supports business. The purchase price for the transaction is approximately $150 million, net of expected tax benefits and required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals, and the satisfaction of other customary closing conditions. We currently expect the transaction to close in mid-2023.
Nevada Procurement—Medicaid. Our new contract in Clark and Washoe Counties commenced on January 1, 2022, and offers health coverage to TANF, CHIP and Medicaid Expansion beneficiaries. This new contract has a term of four years with a potential two-year extension.
Texas Acquisition—Medicaid and Medicare. On January 1, 2022, we closed on our acquisition of Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan contracts, along with certain operating assets.
Ohio Procurement—Medicaid. On April 13, 2021, we announced that our Ohio health plan subsidiary was selected as an awardee in all three regions across the state pursuant to the Medicaid managed care request for award
Molina Healthcare, Inc. 2022 Form 10-K | 5

issued on September 30, 2020, by the Ohio Department of Medicaid. This new contract was expected to begin on July 1, 2022, but was subsequently delayed until February 1, 2023. Pursuant to this contract, we will offer health care coverage to Medicaid beneficiaries through the state of Ohio’s Covered Family and Children, Expansion, and ABD programs.
CAPITAL MANAGEMENT
Continued management of our cash, investments, and capital structure is enabling us to meet the short- and long-term objectives and obligations of our business while maintaining liquidity and financial flexibility. We have continued to execute a capital plan that has produced a strong and stable balance sheet, with a simplified capital structure, which resulted in the following accomplishments in 2022:
•Our regulated health plans paid $668 million in total dividends to the parent company, representing cash in excess of their capital needs.
•In the second and fourth quarters of 2022, we completed purchases of our common stock pursuant to stock purchase programs authorized by our board of directors in September 2021 and November 2022, respectively. Under these programs, pursuant to a Rule 10b5-1 trading plans, we:
◦Purchased approximately 590,000 shares for $200 million in the fourth quarter of 2022 (average cost of $339.06 per share).
◦Purchased approximately 658,000 shares for $200 million in the second quarter of 2022 (average cost of $304.13 per share).
OUR BUSINESS
MEDICAID
Overview
Medicaid was established in 1965 under the U.S. Social Security Act to provide healthcare and long-term services and support to low-income Americans. Although jointly funded by federal and state governments, Medicaid is a state-operated and state-implemented program. Subject to federal laws and regulations, states have significant flexibility to structure their own programs in terms of eligibility, benefits, delivery of services, and provider payments. As a result, there are 56 separate Medicaid programs—one for each U.S. state, each U.S. territory, and the District of Columbia.
The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage (“FMAP”). A state’s FMAP is calculated annually and varies inversely with average personal income in the state. The approximate average FMAP across all jurisdictions is currently 66%, and currently ranges from a federally established FMAP floor of 56% to as high as 84%. See further discussion regarding the FMAP below in “COVID-19 Pandemic—Federal Economic Stabilization and Other Programs.” Most states have contracted with managed care plans to provide Medicaid services to beneficiaries, seeking to increase budget predictability, constrain spending, improve access to care and value, and meet other objectives.
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
•Long-Term Services and Supports (“LTSS”) – LTSS programs cover a range of medical and personal care assistance that people may need – for several weeks, months, or years – when they experience difficulty completing self-care tasks as a result of aging, chronic illness, or disability. Such services include, but are not limited to, nursing facility care, adult daycare programs, home health aide services, personal care services, transportation, and supported employment as well as assistance provided by a family caregiver.
Molina Healthcare, Inc. 2022 Form 10-K | 6

Contracts
Our state Medicaid contracts typically have terms of three to five years, contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Such contracts are subject to risk of loss in states that issue RFP open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may not be renewed.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the ABD; and regions or service areas.
Status of Significant Contracts
Our Medicaid premium revenue constituted 80% of our consolidated premium revenue in the year ended December 31, 2022. Our Medicaid contracts with each of the states of New York, Texas and Washington accounted for approximately 10% or more of our consolidated Medicaid premium revenues in the year ended December 31, 2022. Our Medicaid contract with the state of California accounted for slightly below 10% in 2022, but we expect that it will be above 10% in 2024, following the commencement of the new, recently announced Medi-Cal contracts. The current status of each of these contracts is described below.
California. Our Medi-Cal managed care contracts with DHCS cover six county regions in northern and southern California (including Los Angeles County, California, as a subcontractor to another health plan holding a direct contract with the state). These contracts are effective through December 31, 2023. In December 2022, we were notified by DHCS of its confirmation to award a Medi-Cal contract in each of Los Angeles, Riverside, San Bernardino, Sacramento, and San Diego Counties. The five Medi-Cal contracts are expected to commence on January 1, 2024, which enables us to continue serving Medi-Cal members in our existing counties and expand our footprint in Los Angeles County. Our California Medicaid contracts represented premium revenue of approximately $1,902 million, or 8%, of our consolidated Medicaid premium revenue in 2022.
New York. Our presence in New York has increased substantially after completion of the Magellan Complete Care acquisition in December 2020, the Affinity Health Plan acquisition in October 2021 and the AgeWell New York acquisition in 2022. Affinity Health Plan is a Medicaid managed care organization serving members in New York City, Westchester, Orange, Nassau, Suffolk, and Rockland counties in New York. AgeWell is a specialty managed care organization that provides long-term care services at home or in the community for those who are chronically ill or disabled in The Bronx, New York (Manhattan), Queens, Kings (Brooklyn), Nassau, Westchester, and Suffolk counties. Our New York Medicaid contracts represented premium revenue of approximately $3,099 million, or 12%, of our consolidated Medicaid premium revenue in 2022.
Texas. On January 27, 2023, the Texas Health and Human Services Commission posted a notice on its website indicating that it was issuing a notice of Intent to Award to Molina Healthcare of Texas, Inc. a STAR+PLUS ABD contract in each of Bexar, Dallas, El Paso, Harris, Hidalgo, Jefferson, Northeast Texas, and Tarrant Service Areas. The notice follows a proposal that we submitted in June 2022 to continue serving STAR+PLUS members in the same service areas, in response to an RFP posted in March 2022. The start of operations for the new contract is expected to begin in February 2024. Further, in December 2022, the RFP was posted for the TANF and CHIP programs (known as the STAR & CHIP programs, and both existing contracts for Molina), with awards expected in February 2024 and the start of operations in February 2025. Our Texas Medicaid contracts represented approximately $3,718 million, or 15%, of consolidated Medicaid premium revenue in 2022.
Washington. Our managed care contract with the Washington State Health Care Authority (“HCA”) covers all ten regions of the state’s Apple Health Integrated Managed Care program, and was effective through December 31, 2022. HCA exercised its renewal option for at least one year, through December 31, 2023. HCA plans to reprocure for Medicaid with the release of an RFP in the fall of 2023, with the resulting contract effective January 1, 2025. Our Washington Medicaid contract represented approximately $4,191 million, or 17%, of consolidated Medicaid premium revenue in 2022.
A loss of any of our significant Medicaid contracts could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Public Health Emergency and Maintenance of Eligibility
In March 2020, at the outbreak of the COVID-19 pandemic, the HHS Secretary declared a PHE which, among other things established a Maintenance of Eligibility (“MOE”) requirement in Medicaid. For the periods during which the PHE was in effect, the states were not allowed to recertify and disenroll members for most eligibility reasons. CMS reported that based on preliminary data for September 2022, Medicaid and CHIP enrollment had exceeded 90
Molina Healthcare, Inc. 2022 Form 10-K | 7

million - an increase of over 20 million compared to early 2020. With the passage and signing of the Consolidated Appropriations Act of 2023, this situation is expected to change. This Act allows states to restore eligibility verification processes starting February 2023 and to terminate members deemed ineligible as early as April 1, 2023, irrespective of the status of the PHE.
Upcoming redetermination backlog processing is a major risk for continuity of care of current Medicaid enrollees as well as an unprecedented operational challenge for state Medicaid agencies. The final outcome of the redetermination process is not known, and a range of estimated potential impacts are possible; however, we expect membership and premium revenues to decline once normal enrollment and renewal operations resume on April 1, 2023. We have been in close touch with the federal and state authorities in the states in which we operate to develop action plans designed to minimize potential disruptions in care for our members. Our local teams are ready to support our Medicaid-eligible members to recertify, and help to transition those who became eligible for Marketplace, in full compliance with federal and state regulations.
Basis for Premium Rates
Under our Medicaid contracts, state government agencies pay our health plans fixed per-member per-month (“PMPM”) rates that vary by state, line of business, demographics and, in most instances, health risk factors. CMS requires these rates to be actuarially sound. In exchange for the payment received, Molina arranges, pays for, and manages healthcare services provided to Medicaid beneficiaries. Therefore, our health plans are at risk for the medical costs associated with their members’ healthcare. Premium rates under our Medicaid contracts are subject to each state’s annual appropriation process. The premium rates paid to our health plans may vary substantially between states and among various government programs. For the year ended December 31, 2022, Medicaid program PMPM premium rates ranged from $170 to $1,130.
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
MEDICARE
Overview
Medicare is a federal program that provides eligible persons age 65 and over, and some disabled persons, with a variety of hospital, medical insurance, and prescription drug benefits. Medicare is funded by Congress, and administered by the Centers for Medicare and Medicaid Services (“CMS”). Medicare beneficiaries may enroll in a Medicare Advantage plan, under which managed care plans contract with CMS to provide benefits that are comparable to original Medicare. Since 2006, Medicare beneficiaries have had the option of selecting a prescription drug benefit from an existing Medicare Advantage plan. The drug benefit, available to beneficiaries for a monthly premium, is subject to cost-sharing depending upon the specific benefit design of the selected plan.
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
Molina Healthcare, Inc. 2022 Form 10-K | 8

We participate in the following Medicare programs:
•Medicare Advantage-Part D, or MAPD – We contract with CMS under the Medicare Advantage program to provide benefits in excess of original Medicare, including cost-sharing and enhanced prescription drug benefits under Part D, that are targeted towards low-income beneficiaries;
•Dual Eligible Special Needs Plan, or D-SNP – We contract with CMS to provide benefits in excess of original Medicare, including care coordination complex case management and care management;
•Fully-Integrated Dual Special Needs Plans, or FIDE – We contract with CMS and state Medicaid agencies to fully integrate care for dually eligible beneficiaries under a single managed care plan;
•Medicare-Medicaid Plans, or MMPs – To coordinate care and deliver services in a more financially efficient manner, some states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual-eligible individuals. We operate MMPs in six states, as described further below.
Contracts
We enter into MAPD contracts with CMS annually, and for D-SNP, FIDE and MMP, we enter into contracts with CMS, in partnership with each state’s department of health and human services. Such contracts typically have terms of one to three years.
Status of MMP Contracts
In May 2022, CMS published a Final Rule, that addressed the termination of the Financial Alignment Initiative Demonstration and provided a pathway for states to transition their MMP programs into an integrated dual eligible special needs plan. Under a provision within the Final Rule, states can maintain their existing MMP through a 2-year extension until December 31, 2025, so long as the applicable state provided CMS with a transition plan by October 1, 2022.
Our California MMP contract, which expired on December 31, 2022, represented aggregate premium revenue of approximately $134 million in 2022. Many of our California MMP members are being transitioned to Molina’s California EAE-SNP products in early 2023.
Our Texas MMP contract is effective through December 31, 2023, which represented aggregate premium revenue of approximately $410 million in 2022. The Texas Medicaid agency submitted a plan to CMS for transitioning the current MMP contracts to integrated D-SNP contracts by January 1, 2026. In the interim, the agency is evaluating renewal options for the current MMP contracts which expire at the end of 2023.
Our Illinois, Ohio, Michigan and South Carolina MMP contracts are effective through December 31, 2023, which represented aggregate premium revenue of approximately $1,519 million in 2022. Based on the transition plans submitted by those states to CMS, we expect to transition these members to our integrated D-SNP plans by January 1, 2026.
Basis for Premium Rates
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
CMS developed the Medicare Advantage Star ratings system to help beneficiaries choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality. The Star ratings are used by CMS to award quality bonus payments to Medicare Advantage plans. Beginning with the 2014 Star ratings, Medicare Advantage plans were required to achieve a minimum of 4.0 Stars to qualify for a quality bonus payment.
Medicare Advantage premiums are subject to retroactive increase or decrease based on the health status of our Medicare members, as measured by member risk scores determined pursuant to the CMS risk adjustment model. The data we provide to CMS to determine risk scores is subject to audit by CMS at the contract level, by plan year on an on-going basis. Such risk adjustment data validation (“RADV”) audits can result in retroactive and prospective premium adjustments. We record the estimated impact of audit settlements as a reduction to premium revenues, based upon available information, in the year that CMS determines repayment is required. On January 30, 2023, CMS finalized its approach to RADV audits, including its decision to extrapolate the results of audit samples when calculating payment errors, but without comparison of the audit results to a similar audit of the government’s original
Molina Healthcare, Inc. 2022 Form 10-K | 9

Medicare program. CMS will begin extrapolation with audits for the 2018 plan year and, as a result, will settle payment errors identified in RADV audits for plan years 2011 through 2017 on a non-extrapolated basis.
Compared with our Medicaid plans, Medicare Advantage and MMP contracts generate higher average PMPM revenues and healthcare costs. For the year ended December 31, 2022, Medicare program PMPM premium rates ranged from $840 to $3,900.
Member Enrollment and Marketing
Our Medicare members may be enrolled through auto-assignment, as described above in “Medicaid—Member Enrollment and Marketing,” or by enrolling in our plans with the assistance of insurance agents employed by Molina, outside brokers, or via the Internet. Generally, the enrollment period occurs between mid-October and early December for coverage that begins on the following January 1.
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
MARKETPLACE
Overview
The ACA authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase federally subsidized health insurance effective January 1, 2014. Marketplace plans must be ACA-compliant, meeting standards established by the federal government, including a requirement to cover certain essential health benefits. Certain beneficiaries qualify for premium tax credits and cost-sharing reductions based on annual household income. Plans are categorized by metal tiers (Platinum, Gold, Silver or Bronze), which determine how beneficiaries and the plan share costs (e.g., premiums, out-of-pocket costs and deductibles). We offer Marketplace plans in many of the states where we offer Medicaid health plans. Our plans allow our Medicaid members to stay with their providers as they transition between Medicaid and the Marketplace. Additionally, our plans remove financial barriers to quality care and seek to minimize members' out-of-pocket expenses. In 2023, we are participating in the Marketplace in all our markets except Arizona, Massachusetts, Nevada, New York, and Virginia.
We expect Marketplace enrollment to decrease by approximately 30% in 2023, to a total of 230,000 members by the end of the year. This would represent an estimated Marketplace premium revenue decline of approximately 30% in 2023, and is in line with our product and pricing strategy to achieve our target margins in this business.
Contracts
We enter into contracts with CMS annually for the state Marketplace programs. These contracts have a one-year term ending on December 31, and must be renewed annually.
Basis for Premium Rates
For Marketplace, we develop each state’s premium rates during the spring of each year for policies effective in the following calendar year. Premium rates are based on our estimates of utilization of services and unit costs, anticipated member risk acuity and related federal risk adjustment transfer amounts, and non-benefit expenses such as administrative costs, taxes, and fees. The premium rates are filed for approval with the various state and federal authorities in accordance with the rules and regulations applicable to the ACA individual market, including, but not limited to, minimum loss ratio thresholds and adjustments for permissible rate variations by age, geographic area, and variations in plan design. In the year ended December 31, 2022, Marketplace program PMPM premium rates ranged from $260 to $720.
Member Enrollment and Marketing
Our Marketplace members enroll in our plans with the assistance of insurance agents employed by Molina, outside brokers, vendors, direct to consumer marketing and via the Internet.
Molina Healthcare, Inc. 2022 Form 10-K | 10

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
Our Marketplace sales and marketing strategy is to provide high quality, affordable, compliant and consumer-centric Marketplace products through a variety of distribution channels. Our Marketplace products are displayed on the Federally Facilitated Marketplace (“FFM”) and the State Based Marketplace (“SBM”) in the states in which we participate in the Marketplace. We also contract with independent, licensed insurance agents to market our Marketplace products. The activities of our independently licensed insurance agents are also regulated by both CMS and the departments of insurance in the states in which we participate. Our sales cycle typically peaks during the annual Open Enrollment Period (“OEP”) as defined and regulated by CMS and the applicable FFM and SBM.
COVID-19 PANDEMIC
As the COVID-19 pandemic continues to evolve, its ultimate impact to our business, results of operations, financial condition and cash flows is uncertain and difficult to predict. Specific trends and uncertainties related to our health plans follow.
Federal Economic Stabilization and Other Programs
On January 30, 2023, the Biden Administration issued a Statement of Administration Policy declaring its intent to end the COVID-19 national emergency and PHE on May 11, 2023. While the Consolidated Appropriations Act of 2023 decoupled Medicaid eligibility redeterminations from the PHE, there are several other healthcare programs tied to the PHE which will be impacted by this change in policy. These include coverage of COVID-19 testing and vaccines, changes to the Medicare fee schedule for COVID-related treatments, and free coverage of at-home COVID-19 diagnostic tests. Upon the end of the PHE on May 11, 2023, per federal statutory and regulatory requirements, some of these policies will end immediately, some will continue for the rest of 2023 or through 2024, and some will remain in place permanently. At this time, we are unable to reasonably estimate the cumulative impact of all these changes on our business, financial condition, and operating results.
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we added approximately 750,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The recently passed Consolidated Appropriations Act of 2023 authorizes states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, we expect Medicaid enrollment to continue to benefit from the current pause on membership redeterminations through March 31, 2023, and then decline thereafter as states resume normal enrollment and renewal operations on April 1, 2023.
Beginning in 2020, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which resulted in a reduction of our medical margin. The current rate environment is stable and rational. We continue to believe that the risk-sharing corridors previously introduced are related to the declared PHE and will likely be eliminated as the COVID pandemic subsides. However, the risk corridors continue to contribute an added level of variability to our results of operations. We recognized approximately $197 million for the impact of risk corridors in the year ended December 21, 2022, compared to $323 million recognized in the year ended December 31, 2021. The decrease in 2022 is due to the elimination of most of the COVID-19 risk corridors.
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
Medical Care Costs
We expect continued uncertainty regarding utilization trends as the pandemic continues. The speed and extent to which utilization rebounds will be greatly impacted by the economy and consumer behavior, provider capacity, and the recent resurgence of COVID-19 infection rates. We believe that some portion of the utilization curtailment
Molina Healthcare, Inc. 2022 Form 10-K | 11

experienced in the year ended December 31, 2022 is likely the result of service deferrals, which will likely be provided to members over the upcoming year.
Capital and Financial Resources
We continue to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic and, as it evolves, we continue to process, assemble, and assess member utilization information. We believe that our cash resources, borrowing capacity available under the Credit Agreement, and cash flow generated from operations will be sufficient to withstand the financial impact of the pandemic, and will enable us to continue to support our operations, regulatory requirements, debt repayment obligations, and capital expenditures for the foreseeable future. Refer to “Liquidity and Financial Condition” below for a discussion of our capital and financial resources.
LEGISLATIVE AND POLITICAL ENVIRONMENT
PRESSURES ON FUNDING
Due to states’ budget challenges, including shortfalls resulting from the COVID-19 pandemic, and political agendas at both the state and federal levels, there are a number of different legislative proposals being considered, some of which would involve significantly reduced federal or state spending on the Medicaid and Medicare programs, constitute a fundamental change to the federal role in healthcare and, if enacted, could have a material adverse effect on our business, financial condition, cash flows, or results of operations. These proposals include elements such as the following, as well as numerous other potential changes and reforms:
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
•Limiting the amount of lifetime benefits for Medicaid beneficiaries; and
•Raising Medicare eligibility to age 67.
Recently, House Republicans have started to weigh a series of legislative proposals targeting Medicaid, Medicare and other entitlement programs as part of a broader campaign to reduce federal spending and, to maximize their leverage, they have pursued these spending cuts in exchange for their support to raise the debt ceiling, the legal cap that allows the U.S. government to borrow money to pay its bills.
AFFORDABLE CARE ACT
Proposed changes and reforms to the ACA have included, or may include the following:
•Prohibiting the federal government from operating Marketplaces;
•Eliminating the advanced premium tax credits and cost sharing reductions for low income individuals who purchase their health insurance through the Marketplaces;
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
On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for the tax years beginning on or after January 1, 2023. We do not expect such tax provisions to have a material impact on our consolidated financial results.
Molina Healthcare, Inc. 2022 Form 10-K | 12

OPERATIONS
QUALITY
Our long-term success depends, to a significant degree, on the quality of the services we provide. We are focused on providing our members effective and appropriate access to care at the right time and in the right setting, including preventive health and wellness and care management. We offer our government customers, members and providers reliable service and a seamless experience.
As of December 31, 2022, 15 of our health plans were accredited by the National Committee for Quality Assurance (“NCQA”), of which 12 of those health plans also received the Multicultural Health Care Distinction, which is awarded to organizations that meet or exceed NCQA’s rigorous requirements for multicultural healthcare. Additionally, seven health plans earned NCQA’s Long Term Services and Supports Distinction. We believe that these objective measures of quality are important to state Medicaid agencies, as a growing number of states link reimbursement and patient assignment to quality scores.
In October 2022, CMS published its updated Medicare Star Ratings for the plan year 2023. For the 2023 Star Ratings, five of our plans had a decrease of 0.5 Stars, two of our plans had a decrease of 1 Star, one plan had a decrease of 1.5 Stars, and two plans either maintained or increased Star ratings by 0.5. The decreases to the 2023 Star Ratings impact the 2024 bonus year payments. We have been actively working on improvement plans and remain committed to invest in these programs to improve our quality star scores with a focus on member experience and access measures.
For the states where our health plans are accredited by the NCQA and/or have Medicare Star Ratings, the table below presents such health plans’ NCQA status, as well as their current scores as part of the Medicare Star Ratings, which measures the quality of Medicare plans across the country using a 5-star rating system.

State	NCQA Accreditation	Medicare Star Rating 2023
California	Marketplace Medicaid	★★★
Florida	Marketplace, Medicaid: Molina Florida (accredited) and FL SMI (in process)	★★½
Illinois	Medicaid	
Kentucky	Marketplace, Medicaid (Interim)	
Massachusetts (Senior Whole Health)	Medicaid, Medicare	★★★
Michigan	Marketplace, Medicaid	★★★
Mississippi	Marketplace, Medicaid	
New Mexico	Marketplace	★★½
Ohio	Marketplace, Medicaid	★★★
South Carolina	Marketplace, Medicaid	★★★½
Texas	Marketplace, Medicaid	★★★½
Utah	Medicaid	★★★
Virginia	Marketplace, Medicaid	
Washington	Marketplace, Medicaid	★★★
Wisconsin	Marketplace, Medicaid	★★★

Molina Healthcare, Inc. 2022 Form 10-K | 13

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
Pharmacy
We outsource pharmacy benefit management services, including claims processing, pharmacy network contracting, rebate processing and mail and specialty pharmacy fulfillment services. We have entered into an early renewal of our long-standing pharmacy benefit management (“PBM”) agreement with CVS Caremark (“Caremark”). Under the renewal, Caremark will continue to be the exclusive PBM provider to our health plan subsidiaries (except Medicaid plans in those states where the contacting agency designates a single PBM to provide services for members of all plans) through December 31, 2026. The renewal includes improvements to network rates and administrative costs as well as improved terms around performance standards.
MEDICAL MANAGEMENT
Our mission is to improve the health outcomes and lives of our members by delivering high-quality healthcare. We believe our singular focus on government-sponsored healthcare enables us to identify and implement efficiencies that distinguish us as the low-cost, high-quality health plan of choice. We emphasize primary care physicians as the central point of delivery for routine and preventive care, coordination of referrals to specialists, and appropriate assessment of the need for hospital care. This model has proved to be an effective method of coordinating medical care for our members.
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
Molina Healthcare, Inc. 2022 Form 10-K | 14

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
We have partnered with third parties to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. In 2019, we entered into an agreement with a third-party vendor who manages certain of our information technology services including, among other things, our infrastructure operations, end-user services, data centers, public cloud and application management. In 2022 we extended our agreement for an additional seven years. As a result of the agreement, we were able to reduce our administrative expenses, while improving the reliability of our information technology functions, and maintain targeted levels of service and operating performance. A portion of these services are provided on our premises, while other portions of the services are performed at the vendor’s facilities.
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
Molina Healthcare, Inc. 2022 Form 10-K | 15

Medicaid
The Medicaid managed care industry is subject to ongoing changes as a result of healthcare reform, business consolidations and new strategic alliances. We compete with national, regional, and local Medicaid service providers, principally on the basis of size, location, quality of the provider network, quality of service, and reputation. Our primary competitors in the Medicaid managed care industry include Centene Corporation, CVS Health Corporation, Elevance Health, Inc., and UnitedHealth Group Incorporated and other large not-for-profit healthcare organizations. Competition can vary considerably from state to state.
Medicare
The Medicare market is highly competitive across the country, with large competitors, such as CVS Health Corp., Humana Inc., and UnitedHealth Group Inc.
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
Molina Healthcare, Inc. 2022 Form 10-K | 16

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
LICENSING AND SOLVENCY
Our health plans are generally licensed by the insurance departments in the states in which they operate, except the following: our California health plan is licensed by the California Department of Managed Health Care; one of our New York health plans is licensed as a prepaid health services plan by the New York State Department of Health; and our Massachusetts health plan is regulated as a risk-bearing entity by the Massachusetts Executive Office of Health and Human Services.
Our health plans are subject to stringent requirements to maintain a minimum amount of statutory capital determined by statute or regulation, and restrictions that limit their ability to pay dividends to us. For further information, refer to the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
HUMAN CAPITAL
As of December 31, 2022, we had nearly 15,000 employees. Our diverse employee population reflects the diversity of the members and communities we serve.
Employee experience and workplace modernization continue to be a top priority. We are focused on providing opportunities for our employees that are intellectually stimulating, emotionally fulfilling, and financially rewarding.
Consistent with those commitments, this year, we announced our transition to a permanent remote work environment for nearly all of our employees and enhanced benefit offerings for 2023 to include paid parental leave.
Additionally, we continue to introduce improvements focused on employee development, diversity, equity and inclusion, total rewards offerings and human capital policies and practices. We believe these improvements help us to achieve our goal to become a destination employer in the government-sponsored healthcare industry.
Annually, we invite all employees to participate in our engagement survey. The purpose of our survey is to obtain honest, comprehensive feedback on what is going well and which strategic, operational or cultural concerns are top of mind for our employees. Our results demonstrate year-over-year improvement and exceed industry benchmark.
Succession planning and managing our talent pipelines are key to our human capital strategy. We regularly monitor high performer retention and development. Our performance management practices and pay and recognition programs are aligned with meeting and exceeding our corporate objectives. The board of directors has purview to our employee engagement results, key executive performance and succession planning.
We offer formal leadership development programs such as new leader orientation, executive onboarding, front-line leadership essentials, and experienced leader training. We have targeted development plans for critical roles with an emphasis on leadership and business acumen.
Molina Healthcare, Inc. 2022 Form 10-K | 17

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
We also offer a comprehensive suite of benefits to all eligible employees, including, among others:
•Comprehensive health insurance coverage for employees working 30 hours or more per week, with no increase in employee contributions for 2023;
•401(k) employer matching contributions of up to 100% on the first 4% contributed by the employee;
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
•Employee assistance program benefits that provide up to six confidential counseling sessions per rolling 12-month period and includes assistance with physical, emotional, and financial related matters; and
•Employee discount and other programs, including tuition reimbursement.
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
Molina Healthcare, Inc. 2022 Form 10-K | 18

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
RISKS RELATED TO OUR INDUSTRY
Our Medicaid enrollees will be subject to redeterminations and potential disenrollments on a state by state basis starting in April 2023, and the number of Medicaid enrollees we retain may be lower than our current estimates.
On March 18, 2020, at the start of the COVID-19 pandemic, Congress enacted the Families First Coronavirus Response Act (“FFCRA”), which included a requirement that Medicaid programs keep people continuously enrolled through the end of the month in which the COVID-19 PHE ends, in exchange for enhanced federal funding. Primarily due to this continuous enrollment provision, during the pandemic Medicaid enrollment across the country, as well as our enrollment, has grown substantially compared to before the pandemic.
On December 29, 2022, the Consolidated Appropriations Act of 2023 was signed into law. This Act decouples the Medicaid continuous enrollment provision from the PHE and terminates this provision effective as of March 31, 2023, and it also phases down the enhanced federal Medicaid matching funds through December 2023. When the continuous enrollment provision ends on March 31, 2023, millions of people are likely to lose Medicaid coverage.
While the number of Medicaid enrollees who may be disenrolled during the unwinding period is highly uncertain, it is estimated that millions will lose coverage. It is likely that the pace of disenrollments will vary significantly by state. The groups that experienced the most growth due to the continuous enrollment provision—ACA expansion adults, other adults, and children—are likely to experience the largest enrollment declines. CMS requires states to develop operational plans for how they will approach the unwinding process. These plans must describe how the state will prioritize renewals, how long the state plans to take to complete the renewals as well as the processes and strategies the state is considering or has adopted to reduce inappropriate coverage loss during the unwinding period. Outcomes will differ across states as they make different choices and face challenges balancing workforce capacity, fiscal pressures, and the volume of work. We have estimated that we will retain approximately half of the new Medicaid enrollees who joined our health plans during the pendency of the PHE. But this expectation is subject to a number of uncertain variables and assumptions. We currently expect to lose approximately half of the new members we had gained organically during the COVID-19 pandemic. But this expectation is subject to a number of uncertain variables and assumptions.
Moreover, with the significant and rapid change in the list of those eligible for Medicaid, actuarial assumptions related to the health acuity of the remaining members may become more difficult to predict or inaccurate, resulting in inaccurate rates to be paid to health plans. Finally, the COVID-19 pandemic may also continue to impact our business by causing potential spikes in hospitalizations related to the continued emergence of new variants of potentially greater transmissibility and virulence.
Errors in our estimates related to redeterminations and disenrollment, actuarial errors related to the acuity of Medicaid members, and ongoing spikes in the incident of the COVID-19 virus may material impact our business, financial condition, cash flows, and results of operations.
Molina Healthcare, Inc. 2022 Form 10-K | 19

The reduction of federal matching funds incidental to the termination of the PHE may result in state funding cuts.
The preponderance of our premium revenues come from the joint federal and state funding of the Medicaid program. The termination of enhanced federal matching funds may result in Medicaid rate cuts which could reduce our revenues and profit margins. Starting April 1, 2023, states can resume Medicaid redeterminations and disenrollments. States would be eligible for phase-down of the enhanced FMAP (6.2 percentage points through March 2023; 5 percentage points through June 2023; 2.5 percentage points through September 2023 and 1.5 percentage points through December 2023) if they comply with certain rules. Due to the uncertainties surrounding what states may do, the ultimate outcomes could differ materially from our estimates as a result of changes in facts or further developments, which could have an adverse effect on our consolidated financial position, results of operations, or cash flows.
CMS will end the current MMP program no later than December 2025, which could impact premium revenue.
To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligibles”), under the direction of CMS some states implemented demonstration pilot programs to integrate Medicare and Medicaid services for the dual eligibles. The health plans participating in such demonstrations are referred to as MMPs. Pursuant to the 2023 CMS Medicare Final Rule, which will require MMP plans to end no later than December 2025, the five states that we operate MMPs in – Illinois, Michigan, Ohio, South Carolina, and Texas – were required to submit a transition plan to CMS by October 1, 2022, to convert their MMPs to integrated Dual Eligible Special Needs Plan (“D-SNP”). However, the five MMP plans will now be required to wind down or convert their product in line with the applicable state’s MMP transition planning. California concluded its MMP at the end of calendar year 2022 and began transitioning enrollees into integrated EAE-SNPs beginning on January 1, 2023. The economic impact of such wind down or conversion to D-SNP on our premium revenue is uncertain at this point.
Our health plans operate with very low profit margins, and small changes in operating performance or slight changes to our accounting estimates could have a disproportionate impact on our reported net income.
Although most of our health plans over the last several years have generally operated with profit margins higher than those of our direct competitors, nevertheless the profit margins in our industry are low (in the single digits) compared to the profit margins in most other industries. Given these low profit margins, small changes in operating performance or slight changes to our accounting estimates could have a disproportionate impact on our reported net income and adversely affect our business.
If state regulators do not approve payments of dividends and distributions by our subsidiaries, it may negatively affect our ability to meet our debt service and other obligations.
We are a corporate parent holding company and hold most of our assets in, and conduct most of our operations through, our direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us depends on their operating results and is subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of ordinary dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In general, our health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts that exceed either (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year, depending on the respective state statute. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Our health plans generally must provide notice to the applicable state regulator prior to paying a dividend or other distribution to us. Our parent company received $668 million and $564 million in dividends from our regulated health plan subsidiaries during 2022 and 2021, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our Company as a whole would be limited, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Molina Healthcare, Inc. 2022 Form 10-K | 20

Our use and disclosure of personally identifiable information and other non-public information, including protected health information, is subject to federal and state privacy and security regulations, and our failure or the failure of our vendors to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.
State and federal laws and regulations including, but not limited to, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, and all regulations promulgated thereunder (collectively, “HIPAA”), the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (the “CPRA”) and the Gramm-Leach-Bliley Act, govern the collection, dissemination, use, privacy, confidentiality, security, availability, and integrity of personally identifiable information (“PII”), including protected health information (“PHI”). HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities and business associates, including health plans such as ours. HIPAA requires covered entities like us to develop and maintain policies and procedures regarding PHI, and to adopt administrative, physical, and technical safeguards to protect PHI.
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
In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. For example, California enacted the CCPA, which became effective on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. On January 1, 2023, the CPRA, which is the successor legislation to the CCPA, became effective. The CPRA amends and expands the CCPA, creating new privacy obligations, consumer privacy rights and enforcement mechanisms.
If we or one or more of our significant vendors do not comply with existing or new laws and regulations related to PHI, PII, or non-public information, we could be subject to criminal or civil sanctions. Any security breach involving the misappropriation, loss, or other unauthorized disclosure or use of confidential member information, whether by us or by our vendors, could subject us to civil and criminal penalties, divert management’s time and energy, and have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Molina Healthcare, Inc. 2022 Form 10-K | 21

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
Large-scale medical emergencies can take many forms and be associated with widespread illness or medical conditions. For example, natural disasters, such as a major earthquake or wildfire in California, or a major hurricane affecting Florida, South Carolina or Texas, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include a virulent flu season or epidemic, or new viruses for which vaccines may not exist, are not effective, or have not been widely administered.
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
Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than managed care organizations. The government agencies administering these laws and regulations have broad latitude in interpreting and applying them. Changes in the interpretation or application of our contracts could reduce our profitability if we have detrimentally relied on a prior interpretation or application. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members and the public. For instance, some states mandate minimum medical expense levels as a percentage of premium revenues. These laws and regulations, and their interpretations, are subject to frequent change. The interpretation of certain contract provisions by our governmental regulators may also change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations, could reduce our profitability by imposing additional capital requirements, increasing our liability, increasing our administrative and other costs, increasing mandated benefits, forcing us to restructure our relationships with providers, requiring us to implement additional or different programs and systems, or making it
Molina Healthcare, Inc. 2022 Form 10-K | 22

more difficult to predict future results. Thus, any significant changes in existing health care laws or regulations could materially impact our business, financial condition, cash flows, or results of operations.
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
We currently derive our premium revenues from health plans that operate in 19 states. Our Medicaid premium revenue constituted 80% of our consolidated premium revenue in the year ended December 31, 2022. Measured by Medicaid premium revenue by health plan, our top four health plans were in New York, Ohio, Texas, and Washington, with aggregate Medicaid premium revenue of $13.3 billion, or approximately 54% of total Medicaid premium revenue, in the year ended December 31, 2022. If we are unable to continue to operate in any of our existing jurisdictions, or if our current operations in those jurisdictions or any portions of those jurisdictions are significantly curtailed or terminated entirely, our revenues could decrease materially.
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
Molina Healthcare, Inc. 2022 Form 10-K | 23

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
We contract with third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Some of these third parties have direct access to our systems. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or could result in sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms. We may incur significant costs and/or experience significant disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, and results of operations may be harmed.
If we or one of our significant vendors sustain a cyber-attack or suffer data privacy or security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.
As part of our normal operations, we routinely collect, process, store, and transmit large amounts of data, including sensitive personal information as well as proprietary or confidential information relating to our business or third parties. To ensure information security, we have implemented controls designed to protect the confidentiality, integrity and availability of this data and the systems that store and transmit such data. However, our information technology systems and safety control systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. All of these risks are also faced by our significant vendors who are also in possession of sensitive confidential information. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and our and our members’ data.
Moreover, we face the ongoing challenge of managing access controls in a complex environment. The process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. Given the
Molina Healthcare, Inc. 2022 Form 10-K | 24

breadth of our operations and the increasing sophistication of cyberattacks, a particular incident could occur and persist for an extended period of time before being detected. The extent of a particular cyberattack and the steps that we may need to take to investigate the attack may take a significant amount of time before such an investigation could be completed and full and reliable information about the incident is known. During such time, the extent of any harm or how best to remediate it might not be known, which could further increase the risks, costs, and consequences of a data security incident. In addition, our systems must be routinely updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased substantially, as has the importance of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be updated. We are at risk that cyber attackers exploit these known vulnerabilities before they have been addressed. The complexity of our systems and platforms, the increased frequency at which vendors are issuing security patches to their products, our need to test patches and, in some instances, coordinate with third-parties before they can be deployed, all could further increase our risks.
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
Our growth strategy includes the pursuit of targeted inorganic growth opportunities that we believe will provide a strategic fit, leverage operational synergies, and lead to incremental earnings accretion. For example, in January 2022, we closed on our acquisition of the Medicaid assets of Cigna Corporation in Texas and in October 2022, we closed on our acquisition of the Medicaid Managed Long Term Care business of AgeWell New York. In July 2022, we entered into a definitive agreement to acquire substantially all the assets of My Choice Wisconsin. Subject to the receipt of applicable federal and state regulatory approvals and the satisfaction of customary closing conditions, the closing of this transaction is expected to occur in 2023. The integration of acquired businesses with our existing business is a complex, costly and time-consuming process. The success of acquisitions we make will depend, in part, on our ability to successfully combine our existing business with such acquired businesses and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation, and operational efficiencies, from the combinations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected.
Our acquisitions and the related integration activities involve a number of risks, including the following:
•The transition services that a seller may have agreed to provide following the closing may not be provided in a timely or efficient manner, or certain necessary transition services may not be provided at all;
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
Molina Healthcare, Inc. 2022 Form 10-K | 25

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
We may be unable to sustain our projected rate of growth due to a lack of merger and acquisition opportunities.
Over the last five years we have entered into seven merger and acquisition transactions generating approximately $10 billion in premium revenue. Many of the targets of such transaction have been non-profit entities. If the number of health care entities willing and able to enter into consolidation transactions with us declines in the future, we may be unable to fully achieve our growth strategy, which could have an adverse effect on our business, financial condition, or results of operations.
Failure to attain profitability in any newly acquired health plans or new start-up operations could negatively affect our results of operations.
Start-up costs associated with a new business can be substantial. For example, to obtain a certificate of authority to operate as a health maintenance organization in most jurisdictions, we must first establish a provider network, develop and establish infrastructure and required systems, and demonstrate our ability to process claims. In 2023, we expect to incur substantial one-time contract implementation costs related to our expansions in Los Angeles County, Iowa, and Nebraska. Often, we are also required to contribute significant capital to fund mandated net worth requirements, performance bonds or escrows, or contingency guaranties. If we are unsuccessful in obtaining a certificate of authority, winning the bid to provide services, building out our provider network, or attracting and retaining members in sufficient numbers to cover our start-up costs, the new business could fail, or the losses we incur could impact our results of operations. The expenses associated with starting up a health plan in a new jurisdiction, expanding a health plan in an existing jurisdiction, or acquiring a new health plan, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Our health plans are subject to risk associated with various contractual provisions and regulations establishing medical cost expenditure floors, profit ceilings, risk corridors, and quality withholds.
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
Molina Healthcare, Inc. 2022 Form 10-K | 26

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
Decisions that we make with regard to retaining or exiting our portfolio of state or federal contracts, and changes to the manner in which we serve the members of those contracts, could generate substantial expenses associated with the run out of existing operations and the restructuring of those operations that remain. Such expenses could include, but would not be limited to, goodwill and intangible asset impairment charges, restructuring costs, additional medical costs incurred due to the inability to leverage long-term relationships with medical providers, and costs incurred to finish the run out of businesses that have ceased to generate revenue, all of which could materially reduce our premium revenues and net income. For example, following our exit from Puerto Rico in October 2020, significant accounts receivable under our Puerto Rico Medicaid contract remain uncollected, which we ultimately may never recover.
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
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated substantially, and has varied across our health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio of 88.0% for the year ended December 31, 2022, had been one percentage point higher, or 89.0%, our net income per diluted share for the year ended December 31, 2022 would have been approximately $9.51 rather than our actual net income per diluted share of $13.55, a difference of $4.04.
Molina Healthcare, Inc. 2022 Form 10-K | 27

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
Molina Healthcare, Inc. 2022 Form 10-K | 28

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
Molina Healthcare, Inc. 2022 Form 10-K | 29

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
Our encounter data, or the encounter data of the health plans we acquire, may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, financial condition, cash flows and ability to bid for, and continue to participate in, certain programs.
Our contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards and to set premium rates. We have been, and continue to be, exposed to operating sanctions and financial fines and penalties for noncompliance. In some instances, our government clients have established retroactive requirements for the encounter data we must submit. There also may be periods of time in which we are unable to meet existing requirements. In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data. Moreover, these same issues may also apply to the health plans we acquire, and we may be required to expend significant costs or pay fines to correct these deficiencies.
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
As of December 31, 2022, the carrying amount of goodwill was $1,115 million, and intangible assets, net, were $275 million.
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
An event could occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill, and intangible assets, net. For example, if the responsive bid of one or more of our health plans is not successful, we will lose a contract in the applicable state or states and such loss may be an indicator of impairment. If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our results of operations in the period in which the impairment occurs.
The May 2020 contract award to our Kentucky Medicaid plan is the subject of an ongoing legal challenge.
On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. This matter remains subject to additional appellate proceedings, and no assurances can be given regarding the ultimate outcome. In the event the contract award to our Kentucky health plan is overturned, the business and revenue of our Kentucky health plan may be materially and adversely affected.
Molina Healthcare, Inc. 2022 Form 10-K | 30

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
Because our corporate headquarters are located in Southern California, our business operations may be disrupted as a result of a major earthquake or wildfire.
Our corporate headquarters are located in Long Beach, California. In addition, some of our health plans’ claims are processed in Long Beach, California. Southern California is exposed to a statistically greater risk of a major earthquake and wildfires than most other parts of the United States. If a major earthquake or wildfire were to strike Southern California, our corporate functions and claims processing could be impaired for an unforeseen period of time. If there is a major Southern California earthquake or wildfire, there can be no assurances that our disaster recovery plan will be successful or that the business operations of our health plans, including those that are remote from any such event, would not be impacted.
Molina Healthcare, Inc. 2022 Form 10-K | 31

PROPERTIES
We own and lease certain real properties to support the business operations of our reportable segments. In the fourth quarter of 2022, we completed a plan to reduce the real estate footprint used in our business operations to accommodate our move to a permanent remote work environment, a model we have been working under successfully for over two years. Our remaining office space is being reconfigured and optimized for utilization and efficiency. While we believe our current and anticipated facilities are adequate to meet our operational needs in the near term, we continually evaluate the adequacy of our properties for our anticipated future needs.
LEGAL PROCEEDINGS
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. On September 9, 2022, the Kentucky Court of Appeals ruled that, with regard to the earlier Circuit Court ruling granting Anthem relief, the Circuit Court should not have invalidated the 2020 procurement and thus should not have awarded a contract to Anthem. Anthem has sought discretionary review by the Kentucky Supreme Court of the ruling by the Court of Appeals. Pending further Court order, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract.
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
Refer to the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Legal Proceedings,” for further information.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK REPURCHASE PROGRAMS
Purchases of common stock made by us or on our behalf during the quarter ended December 31, 2022, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1 — October 31	2,000	$331.74	—	$300,000,000
November 1 — November 30	147,000	$328.85	147,000	$451,658,000
December 1 — December 31	443,000	$342.44	443,000	$300,000,000
	592,000	$339.03	590,000
_______________________
(1)During the three months ended December 31, 2022, there were approximately 590,000 shares repurchased as part of our publicly announced share repurchase program and we withheld approximately 2,000 shares of common stock to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan. For further information refer to Notes to Consolidated Financial Statements, Note 13, “Stockholders' Equity.”
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
Molina Healthcare, Inc. 2022 Form 10-K | 32

The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the five-year period from December 31, 2017 to December 31, 2022. The comparison assumes $100 was invested on December 31, 2017, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock price performance and is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Molina Healthcare, Inc., the S&P 500 Index, and a Peer Group

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Molina Healthcare, Inc.
S&P 500
Peer Group

The peer group index consists of Acadia Healthcare Company, Inc. (ACHC), Elevance Health, Inc. (ELV), Centene Corporation (CNC), Cigna Corporation (CI), Community Health Systems, Inc. (CYH), HCA Healthcare, Inc. (HCA), Humana, Inc. (HUM), Laboratory Corporation of America Holdings (LH), Magellan Health, Inc. (MGLN), Quest Diagnostics Incorporated (DGX), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS).
STOCK TRADING SYMBOL AND DIVIDENDS
Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of February 10, 2023, there were 14 registered holders of record of our common stock, including Cede & Co. To date we have not paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our projected business operations. However, we intend to periodically evaluate our cash position to determine whether to pay a cash dividend in the future. Our ability to pay dividends is partially dependent on, among other things, our receipt of cash dividends from our regulated subsidiaries. The ability of our regulated subsidiaries to pay dividends to us is limited by the state departments of insurance in the states in which we operate or may operate, as well as requirements of the government-sponsored health programs in which we participate. Additionally, our credit agreement contains various covenants that limit our ability to pay dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”

Molina Healthcare, Inc. 2022 Form 10-K | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Management’s discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2022 and 2021, are presented in the sections that follow. Our MD&A as of and for the year ended December 31, 2020, may be found in our 2021 Annual Report on Form 10-K, which prior disclosure is incorporated by reference herein.
OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company (currently ranked 125), provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.3 million members as of December 31, 2022, located across 19 states.
2022 HIGHLIGHTS
Highlights of our 2022 results included the following:
•Net income of $792 million, or $13.55 per diluted share, compared to $659 million, or $11.25 per diluted share, in 2021;
•Total revenue of $32.0 billion, which increased 15% compared to 2021;
•Premium revenue of $30.9 billion, which increased 15% compared to 2021;
•Consolidated medical care ratio (“MCR”) of 88.0%, compared to 88.3% in 2021;
•Membership increased 59,000 members year over year to 5.3 million at December 31, 2022;
•General and administrative expense ratio (“G&A ratio”) improved to 7.2%, compared to 7.4% in 2021; and
•After-tax margin of 2.5%, compared to 2.4% in 2021.
Net Effect Of COVID
The net effect of COVID decreased 2022 net income per diluted share by $2.50 and decreased 2021 net income per diluted share by $3.50. The net effect of COVID impacted all three lines of business and increased the 2022 consolidated MCR by approximately 60 basis points, compared to an increase of approximately 90 basis points to the consolidated MCR in 2021. The net effect of COVID reflects COVID-related inpatient costs and COVID-related risk corridors enacted by a number of our state customers beginning in the second quarter of 2020, partially offset by a decrease in medical costs due to COVID-related utilization curtailment.
Real Estate Impairment
In the fourth quarter of 2022, we recognized an impairment charge of $208 million, or $2.72 per diluted share, on right-of-use lease assets and related property and equipment in connection with the reduction in leased space used in our business operations, to accommodate the move to a permanent remote work environment.
Growth Initiatives
Our growth initiatives, including accretive acquisitions, state Medicaid procurement awards and other organic growth priorities, are driving increases in our current and expected future premium revenue base and operating income. The acquisitions of Affinity Health Plan, Inc.’s New York Medicaid business in October 2021, Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan contracts in January 2022, and AgeWell New York’s Medicaid Long Term Care business in October 2022 are all contributing to our 2022 results of operations. The commencement of Nevada Medicaid operations in January 2022 also contributed to our 2022 results of operations. Our recent Medicaid procurement wins in California, Iowa and Nebraska demonstrate our ability to win new state contracts and, along with the acquisition of My Choice Wisconsin’s LTSS business that we expect to close in mid-2023, will contribute to our expected growth in premium revenues and results of operations in 2023 and 2024. We expect our future results of operations will also be impacted by organic membership growth in Medicare, partially offset by the impact of known pharmacy carve-outs in Medicaid, the resumption of Medicaid redeterminations beginning in April 2023, the impact of lower Marketplace membership, and 2022 Medicaid premium revenue for directed payments in Texas that we don’t expect to recur in 2023.
Molina Healthcare, Inc. 2022 Form 10-K | 34

FINANCIAL RESULTS SUMMARY

	Year Ended December 31,
	2022	2021

	(In millions, except per-share amounts)
Premium revenue	$30,883	$26,855
Less: medical care costs	27,175	23,704
Medical margin	3,708	3,151
MCR (1)	88.0%	88.3%

Other revenues:
Premium tax revenue	873	787
Investment income	143	52
Other revenue	75	77

General and administrative expenses	2,311	2,068
G&A ratio (2)	7.2%	7.4%

Premium tax expenses	873	787
Depreciation and amortization	176	131
Impairment	208	—
Other	58	61
Operating income	1,173	1,020
Interest expense	110	120
Other expenses, net	—	25
Income before income tax expense	1,063	875
Income tax expense	271	216
Net income	$792	$659

Net income per diluted share	$13.55	$11.25

Diluted weighted average shares outstanding	58.5	58.6

Other Key Statistics:
Ending Membership	5.3	5.2
Effective income tax rate	25.5%	24.7%
After-tax margin (3)	2.5%	2.4%
__________________
(1)MCR represents medical care costs as a percentage of premium revenue.
(2)G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)After-tax margin represents net income as a percentage of total revenue.
CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income amounted to $792 million, or $13.55 per diluted share in 2022, compared with net income of $659 million, or $11.25 per diluted share, in 2021. We estimate that the net effect of COVID decreased net income by approximately $2.50 per diluted share in 2022 and by approximately $3.50 per diluted share in 2021.
Operating income was $1,173 million in 2022, compared with $1,020 million in 2021. The improvement in operating income was mainly due to membership growth and higher premium revenues, and a year-over-year decrease in the
Molina Healthcare, Inc. 2022 Form 10-K | 35

MCR, partially offset by the impact of the $208 million impairment charge that we recognized in connection with the reduction in leased space.
Net income per share in 2022 was favorably impacted by the reduction in common shares outstanding as a result of our share repurchase programs in the second and fourth quarters of 2022. Net income per share in 2021 was favorably impacted by the reduction in common shares outstanding as a result of our share repurchase programs in 2020. See further discussion and information in “Liquidity and Financial Condition,” below.
PREMIUM REVENUE
Premium revenue increased $4.0 billion, or 15%, in 2022, when compared with 2021. The higher premium revenue reflects the impact of acquisitions, and increased organic membership in the Medicaid and Medicare segments, partially offset by a decline in the Marketplace segment.
MEDICAL CARE RATIO
The consolidated MCR decreased to 88.0% in 2022, compared with 88.3% in 2021. The improvement relates to improved operating performance in our Medicaid segment, partially offset by an increase in the Medicare and Marketplace segments. The results also reflect a favorable year-over-year change in the net effect of COVID, which impacted all of our segments and increased the consolidated MCR by approximately 60 basis points in 2022, compared to approximately 90 basis points in 2021. The year-over-year change in the net effect of COVID mainly reflects lower COVID-related risk corridors and COVID inpatient costs, partially offset by lower COVID-related utilization curtailment.
The prior year reserve development in 2022 was favorable, but its impact on earnings was partially absorbed by the COVID-related risk corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio decreased to 2.7% in 2022, compared with 2.8% in 2021. The current year ratio decrease was mainly due to changes in business mix.
INVESTMENT INCOME
Investment income increased to $143 million in 2022, compared with $52 million in 2021. The improvement was driven by recent increases in market interest rates and higher invested assets. Additionally, investment income was lower in the first half of 2021 due to a temporary allocation in shorter-term invested assets due to the COVID-19 pandemic, which was ended in the second quarter of 2021.
OTHER REVENUE
Other revenue decreased slightly to $75 million in 2022, compared with $77 million in 2021. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
GENERAL AND ADMINISTRATIVE (“G&A”) EXPENSES
The G&A expense ratio decreased slightly to 7.2% in 2022 compared with 7.4% in 2021, which reflects the benefits of scale produced by our increase in revenue and disciplined cost management.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased to $176 million in 2022, compared with $131 million in 2021. The increase was due primarily to amortization associated with acquisitions completed in the fourth quarter of 2021 and the year ended December 31, 2022.
IMPAIRMENT
In the fourth quarter of 2022, we recognized an impairment of $208 million on right-of-use lease assets and related property and equipment in connection with the reduction in leased space to accommodate the move to a permanent remote work environment. Approximately $192 million of the impairment is directly associated with the reduction in leased space used in our business operations. We assessed ROU assets for impairment based on a valuation and recoverability analysis, which was determined with the assistance of a third-party real estate specialist. The remaining $16 million of the impairment relates to leasehold improvements and other property and equipment associated with the reduction in leased space.
Molina Healthcare, Inc. 2022 Form 10-K | 36

OTHER OPERATING EXPENSES
Other operating expenses decreased slightly to $58 million in 2022, compared with $61 million in 2021. Other operating expenses mainly include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense decreased to $110 million in 2022, compared with $120 million in 2021. The decrease resulted from our early redemption of $700 million aggregate principal amount of our 5.375% senior notes due 2022 in the fourth quarter of 2021, partially offset by interest related to the private offering of $750 million aggregate principal amount of the 3.875% Notes due 2032 in the same period.
OTHER EXPENSES, NET
In 2021, we recognized a loss on debt repayment of $25 million in connection with early redemption of our 5.375% Notes.
INCOME TAXES
Income tax expense amounted to $271 million in 2022, or 25.5% of pretax income, compared with income tax expense of $216 million in 2021, or 24.7% of the pretax income. The difference in the effective tax rate is primarily due to an increase in nondeductible expenses and state and local income taxes, and differences in discrete tax benefits recognized in the respective periods.
REPORTABLE SEGMENTS
As of December 31, 2022, we served approximately 5.3 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
We currently have reportable segments consisting of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other.
The Medicaid, Medicare, and Marketplace segments represent the government-funded or sponsored programs under which we offer managed healthcare services. The Other segment, which is insignificant to our consolidated results of operations, includes long-term services and supports consultative services in Wisconsin.
See Part I, Item 1. Business for further description of our segments.
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
Molina Healthcare, Inc. 2022 Form 10-K | 37

SEGMENT FINANCIAL PERFORMANCE
The following table summarizes our membership by segment as of the dates indicated:

	As of December 31,
	2022	2021
Medicaid	4,754,000	4,329,000
Medicare	156,000	142,000
Marketplace	348,000	728,000
Total	5,258,000	5,199,000

The tables below summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Year Ended December 31,
	2022			2021
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$24,827	$2,981	88.0%	$20,461	$2,322	88.7%
Medicare	3,795	437	88.5	3,361	430	87.2
Marketplace	2,261	290	87.2	3,033	399	86.9
Total	$30,883	$3,708	88.0%	$26,855	$3,151	88.3%
Medicaid
Key factors affecting results for this segment include:
•Membership growth of 425,000 during the year, driven by our growth initiatives, including our acquisitions and expansion into new states;
•The status of the PHE and the associated suspension of membership redeterminations;
•Improved operating performance, including medical cost management; and
•The net effect of COVID, which increased the 2022 MCR by approximately 10 basis points, compared to an increase of 20 basis points in the 2021 MCR.
Medicaid premium revenue increased $4.4 billion, or 21% in 2022, when compared with 2021. The increase was mainly due to the impact from the Affinity, Cigna and AgeWell acquisitions, and state directed payments in our Texas health plan, as well as organic membership growth, including our entry into Nevada. We also benefited from organic membership growth across several other states, driven mainly by the extension of the PHE period and the associated suspension of membership redeterminations due to COVID-19.
As described in “Item 1. Business—COVID-19 Pandemic,” we recognized approximately $197 million in 2022 for the impact of COVID-related risk corridors, enacted by several states in 2020 in response to the lower utilization of medical services resulting from COVID-19. We recognized approximately $323 million in 2021, for the impact of these risk corridors in 2021. The decrease was due to the elimination of most of the COVID-19 risk corridors.
The medical margin of our Medicaid program increased $659 million in 2022, or 28%, when compared with 2021. The increase in margin was driven by the growth in membership and premium revenues discussed above and the MCR decrease discussed below.
The Medicaid MCR decreased 70 basis points to 88.0% in 2022, from 88.7% in 2021. The improvement is mainly attributable to improved operating performance, including medical cost management, and the year-over-year change in the net effect of COVID, partially offset by the impact of state directed payments in our Texas health plan. The year-over-year change in the net effect of COVID for 2022 mainly reflects lower COVID-related risk corridors, partially offset by lower COVID-related utilization curtailment. The 2022 MCR of 88% is at the low end of our long-term target range of 88% to 89% and is consistent with pre-pandemic levels.
Medicare
Key factors affecting results for this segment include:
•Our expansion in MAPD and D-SNP membership;
Molina Healthcare, Inc. 2022 Form 10-K | 38

•Achievement of member risk scores and associated risk-adjusted premium that are commensurate with the health status, or acuity, of our Medicare members; and
•The net effect of COVID, which increased the 2022 MCR by approximately 300 basis points, compared to an increase of 220 basis points in the 2021 MCR.
Medicare premium revenue increased $434 million, or 13%, in 2022 compared to 2021. The increase was primarily due to the impact of MAPD and D-SNP membership expansion, including organic membership growth in existing states, partially offset by lower premium revenue PMPM from the change in business mix.
The medical margin for Medicare increased $7 million in 2022 compared to 2021. The year-over-year increase is mainly due to the increase in premium revenue, partially offset by the increase in the MCR discussed below.
The Medicare MCR increased to 88.5% in 2022, from 87.2% in 2021, or 130 basis points. The MCR increase was primarily driven by the year-over-year change in the net effect of COVID. COVID-related utilization curtailment and corridor adjustments drove a lower MCR for 2021, and COVID inpatient costs increased in 2022. Additionally, the increase in MCR was driven by higher non-COVID utilization and the impact of lower risk-adjusted premiums associated with first year MAPD members, partially offset by higher risk scores on renewing members that more closely reflect the acuity of our membership, and strong medical cost management. The 2022 MCR of 88.5% was modestly above our long-term target range of 87% to 88% due to the net effect of COVID.
Marketplace
Key factors affecting results for this segment include:
•Our product and pricing strategy, which resulted in an overall reduction in membership and repositioning in the metallic tier membership mix;
•Achievement of member risk scores and associated risk-adjusted premium that are commensurate with the health status, or acuity, of our Marketplace members; and
•The net effect of COVID, which increased the 2022 MCR by approximately 120 basis points, compared to an increase of 430 basis points in the 2021 MCR.
Marketplace premium revenue decreased $772 million in 2022 compared to 2021. The decrease was mainly due to an expected decrease in membership in line with our product and pricing strategy, partially offset by an increase in premium revenue PMPM. Our Marketplace membership as of December 31, 2022, amounted to 348,000 members, representing a decrease of 380,000 members compared to December 31, 2021. The increase in premium revenue PMPM is consistent with the change in metallic tier mix, which reflects an increase of members in the sliver metal tier and a decrease of members in the bronze metal tier, partially offset by an increase in the 2021 risk adjustment payment that was finalized in June 2022.
The Marketplace medical margin decreased $109 million in 2022, primarily due to the net decrease in membership and premiums, and the increase in the MCR described below.
The Marketplace MCR increased to 87.2% in 2022, compared to 86.9% in 2021, or 30 basis points. The increase in 2022 reflects changes in membership mix that includes higher acuity members, the unfavorable change in the 2021 risk adjustment payable recognized in the second quarter of 2022, and the unfavorable impact of settling prior year provider balances, partially offset by the year-over-year change in the net effect of COVID. The 2022 MCR of 87.2% is higher than our long-term target range of 78% to 80% due to these factors. We expect MCR performance in 2023 to be within our target range, as we continue to execute on our product and pricing strategy.
Other
The Other segment includes service revenues and costs associated with the long-term services and supports consultative services we provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for 2022 and 2021.
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
Molina Healthcare, Inc. 2022 Form 10-K | 39

Our regulated health plan subsidiaries’ primary liquidity requirements include payment of medical claims and other health care services; payment of certain settlements with our state and federal customers, such as minimum medical loss ratio and risk corridors and Marketplace risk transfers on behalf of CMS; general and administrative costs directly incurred or paid through an administrative services agreement to the parent company; and federal tax payments to the parent company under an intercompany tax sharing agreement. Our regulated health plan subsidiaries meet their liquidity needs by generating cash flows from operating activities, primarily from premium revenue; cash flows from investing activities, including investment income and sales of investments; and capital contributions received from our parent company.
Our regulated health plan subsidiaries generally receive premiums in advance of payments of claims for medical and other health care services; however, cash and cash equivalents in regulated health plan subsidiaries can fluctuate significantly in a particular period depending on the timing of receipts for premiums from our government partners. Any decline or delay in receipt of premium revenue could have a negative impact on our liquidity. We did not experience noticeable delays to, or changes in, the timing or level of premium receipts in 2022 or 2021 as a result of the COVID-19 pandemic, but there can be no assurance that we will not experience such delays in the future. See further discussion below in “Future Sources and Uses of Liquidity—Future Uses—Potential Impact of COVID-19 Pandemic.”
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain appropriate levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. The regulated health plan subsidiaries paid dividends to the parent company amounting to $668 million in 2022 and $564 million in 2021.
Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. The parent company contributed capital of $159 million and $440 million in 2022 and 2021, respectively, to our regulated health plan subsidiaries to satisfy statutory capital and surplus requirements. The higher contributions in 2021 were mainly attributed to fund growth in our New York and Kentucky health plans. Our parent company normally meets its liquidity requirements from administrative services fees earned under administrative services agreements; dividends received from our regulated subsidiaries; federal tax payments collected from the regulated subsidiaries; proceeds received from the issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Cash, cash equivalents and investments at the parent company amounted to $375 million and $348 million as of December 31, 2022, and 2021, respectively. The increase in 2022 was primarily due to the dividends received from our regulated health plan subsidiaries, partially offset by the share repurchase program and the timing of corporate payments and capital contributions to regulated health plan subsidiaries.
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
We believe that the risks of the COVID-19 pandemic, as they relate to our investments, are minimal. The overall rating of our portfolio is A+. Our investment policy has directives in conjunction with state guidelines to minimize risks and exposures in volatile markets. Additionally, our portfolio managers assist us in navigating the current volatility in the capital markets. Our restricted investments are invested principally in cash, cash equivalents, U.S.
Molina Healthcare, Inc. 2022 Form 10-K | 40

Treasury securities, and corporate debt securities; we have the ability to hold such restricted investments until maturity. All of our unrestricted investments are classified as current assets.
Cash Flow Activities
Our cash flows are summarized as follows:

	Year Ended December 31,
	2022	2021	Change

	(In millions)
Net cash provided by operating activities	$773	$2,119	$(1,346)
Net cash used in investing activities	(790)	(1,653)	863
Net cash used in financing activities	(441)	(183)	(258)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(458)	$283	$(741)
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
Net cash provided by operations was $773 million in 2022, compared with $2,119 million in 2021. The $1,346 million decrease in 2022 cash flow was mainly due to the net impact of timing differences in government receivables and payables, including larger risk adjustment payments made in 2022 for the Marketplace 2021 plan year and payment for Medicaid minimum MLR and risk corridor settlements related to prior plan years.
Investing Activities
Net cash used in investing activities was $790 million in 2022, compared with $1,653 million in 2021, an increase in year-over-year cash flow of $863 million. This change in cash flow was primarily due to the net impact of proceeds and purchases of investments. In 2022 and 2021, we funded acquisitions in the amounts of $134 million and $129 million, respectively.
Financing Activities
Net cash used in financing activities was $441 million in 2022, compared with $183 million in 2021, a decrease in year-over-year cash flow of $258 million. In 2022, cash outflows included common stock purchases of $400 million and $54 million for common stock withheld to settle employee tax obligations. In 2021, cash inflows included $740 million from the issuance of the 3.875% Notes due 2032, and cash outflows included $723 million in repayment of the 5.375% Notes due 2022, common stock purchases of $128 million and $53 million for common stock withheld to settle employee tax obligations. Additionally, we paid $20 million in each of 2022 and 2021 to settle contingent consideration liabilities relating to our Kentucky Passport acquisition that closed in 2020.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, as of December 31, 2022, our working capital was $3.2 billion compared with $3.0 billion as of December 31, 2021. At December 31, 2022, our cash and investments amounted to $7.7 billion, compared with $7.9 billion of cash and investments at December 31, 2021. A significant portion of our portfolio is held in cash and cash equivalents and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale increased to $210 million at December 31, 2022 compared to $6 million at December 31, 2021. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
Because of the statutory restrictions that inhibit the ability of our health plan subsidiaries to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash,
Molina Healthcare, Inc. 2022 Form 10-K | 41

cash equivalents and investments held by our unregulated parent. For more information, see the “Liquidity” discussion presented above.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.3 billion at December 31, 2022, compared with $2.1 billion at December 31, 2021. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of December 31, 2022, was approximately $210 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of December 31, 2022, management believes that our regulated wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
Capital Structure
In November 2022, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program supersedes the stock purchase program previously approved by our board of directors in September 2021. This new program will be funded with cash on hand and extends through December 31, 2023. During the fourth quarter of 2022, we used $200 million to repurchase 590,000 shares under this program.
As debt held by the parent company comes due, we typically engage in a new private offering of debt to retire and replace the prior issuance. For several years we saw a continued decline in interest rates, which benefited our overall cost of capital during that time. However, interest rates have increased since we issued our 3.875% Notes due 2032 in 2021. Accordingly, future refinancing may occur at a higher rate than those we have achieved historically. This would increase our cost of capital in the future or may cause us to pursue alternative financing sources, should the need arise.
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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of December 31, 2022, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Potential Impact of COVID-19 Pandemic. Excluding acquisitions and our exit from Puerto Rico, we added approximately 750,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for
Molina Healthcare, Inc. 2022 Form 10-K | 42

Medicaid eligibility. The recently passed Consolidated Appropriations Act of 2023 authorizes states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, we expect Medicaid enrollment to continue to benefit from the current pause on membership redeterminations through March 31, 2023, and then decline thereafter as states resume normal enrollment and renewal operations on April 1, 2023.
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
Credit Agreement Borrowing Capacity. As of December 31, 2022, we had available borrowing capacity of $1 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as we maintain a minimum consolidated net leverage ratio. See further discussion in the Notes to Consolidated Financial Statements, Note 11, “Debt.”
Future Uses
Common Stock Purchases. In November 2022, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program supersedes the stock purchase program previously approved by our board of directors in September 2021. This new program will be funded with cash on hand and extends through December 31, 2023. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of February 13, 2023, $300 million remained available to purchase our common stock under this program through December 31, 2023. See further information in the Notes to Consolidated Financial Statements, Note 13, “Stockholders' Equity.”
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
On July 13, 2022, we announced a definitive agreement to acquire substantially all the assets of My Choice Wisconsin (“MCW”). The purchase price for the transaction is approximately $150 million, net of expected tax benefits and required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals, and the satisfaction of other customary closing conditions. We currently expect the transaction to close in mid-2023.
Potential Impact of COVID-19 Pandemic. As described in “Item 1. Business—COVID-19 Pandemic,” we have been subject to Medicaid risk corridors as a result of the pandemic. Beginning in 2020, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. We have recognized risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. For the year ended December 31, 2022, we recognized approximately $197 million, in the aggregate, related to such risk corridors, in 2022, and approximately $323 million, in the aggregate, was recognized in 2021.
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
Molina Healthcare, Inc. 2022 Form 10-K | 43

The Molina Healthcare Charitable Foundation. In 2020, we announced our commitment of $150 million to fund The Molina Healthcare Charitable Foundation (the “Foundation”), an independent not-for-profit charitable foundation. We have contributed $20 million to the Foundation on a cumulative basis as of December 31, 2022.
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
Molina Healthcare, Inc. 2022 Form 10-K | 44

The following table illustrates consolidated medical care costs by type for the periods indicated:

	Year Ended December 31,
	2022			2021
	Amount	PMPM	% of Total	Amount	PMPM	% of Total

	(In millions, except PMPM amounts)
Fee-for-service	$19,703	$318.55	72.5%	$17,433	$303.80	73.5%
Pharmacy	4,346	70.26	16.0	3,831	66.77	16.2
Capitation	1,637	26.47	6.0	1,471	25.64	6.2
Other	1,489	24.07	5.5	969	16.88	4.1
Total	$27,175	$439.35	100.0%	$23,704	$413.09	100.0%

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
Molina Healthcare, Inc. 2022 Form 10-K | 45

When subsequent actual claims payments are less than we estimated, we recognize a benefit for favorable prior period development that is reported as part of “Components of medical care costs related to: Prior years” in the table presented in Note 10, “Medical Claims and Benefits Payable.” Our reserving practice is to consistently recognize the actuarial best estimate including a provision for moderately adverse conditions for each current period. This provision is reported as part of “Components of medical care costs related to: Current year” in the table presented in Note 10. Assuming stability in the size of our membership, the use of this consistent methodology, during any given period, usually results in the replenishment of reserves at a level that generally offsets the benefit of favorable prior period development in that period. In the case of material growth or decline of membership, replenishment can exceed or fall short of the favorable development, assuming all other factors remain unchanged.
Because of the significant degree of judgment involved in estimation of our IBNP liability, there is considerable variability and uncertainty inherent in such estimates. The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2022 that would result if we change our completion factors for the fourth through the twelfth months preceding December 31, 2022, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in millions.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$869
(4)%	579
(2)%	290
2%	(290)
4%	(579)
6%	(869)
The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2022 that would result if we alter our assumed medical care cost trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in millions.

(Decrease) Increase in Trended Per Member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(307)
(4)%	(204)
(2)%	(102)
2%	102
4%	204
6%	307
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
Molina Healthcare, Inc. 2022 Form 10-K | 46

Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2022, the fair value of our fixed income investments would decrease by approximately $81 million. Declines in interest rates over time will reduce our investment income.
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
Molina Healthcare, Inc. 2022 Form 10-K | 47

MOLINA HEALTHCARE, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Molina Healthcare, Inc. 2022 Form 10-K | 48

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020

	(In millions, except per-share data)
Revenue:
Premium revenue	$30,883	$26,855	$18,299
Premium tax revenue	873	787	649
Health insurer fees reimbursed	—	—	271
Marketplace risk corridor judgment	—	—	128
Investment income	143	52	59
Other revenue	75	77	17
Total revenue	31,974	27,771	19,423
Operating expenses:
Medical care costs	27,175	23,704	15,820
General and administrative expenses	2,311	2,068	1,480
Premium tax expenses	873	787	649
Health insurer fees	—	—	277
Depreciation and amortization	176	131	88
Impairment	208	—	—
Other	58	61	31
Total operating expenses	30,801	26,751	18,345
Operating income	1,173	1,020	1,078
Other expenses, net:
Interest expense	110	120	102
Other expenses, net	—	25	15
Total other expenses, net	110	145	117
Income before income tax expense	1,063	875	961
Income tax expense	271	216	288
Net income	$792	$659	$673

Net income per share:
Basic	$13.72	$11.40	$11.40
Diluted	$13.55	$11.25	$11.23
Weighted average shares outstanding:
Basic	57.8	57.8	59.0
Diluted	58.5	58.6	59.9
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Net income	$792	$659	$673
Other comprehensive (loss) income:
Unrealized investment (loss) income	(204)	(55)	44
Less: effect of income taxes	(49)	(13)	11
Other comprehensive (loss) income, net of tax	(155)	(42)	33
Comprehensive income	$637	$617	$706
See accompanying notes.
Molina Healthcare, Inc. 2022 Form 10-K | 49

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

	(Dollars in millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,006	$4,438
Investments	3,499	3,202
Receivables	2,302	2,177
Prepaid expenses and other current assets	277	247
Total current assets	10,084	10,064
Property, equipment, and capitalized software, net	259	396
Goodwill and intangible assets, net	1,390	1,252
Restricted investments	238	212
Deferred income taxes	220	106
Other assets	123	179
Total assets	$12,314	$12,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3,528	$3,363
Amounts due government agencies	2,079	2,472
Accounts payable, accrued liabilities and other	889	842
Deferred revenue	359	370
Total current liabilities	6,855	7,047
Long-term debt	2,176	2,173
Finance lease liabilities	215	219
Other long-term liabilities	104	140
Total liabilities	9,350	9,579
Stockholders’ equity:
Common stock, $0.001 par value per share; 150 million shares authorized; outstanding: 58 million shares at each of December 31, 2022, and December 31, 2021	—	—
Preferred stock, $0.001 par value per share; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	328	236
Accumulated other comprehensive loss	(160)	(5)
Retained earnings	2,796	2,399
Total stockholders’ equity	2,964	2,630
Total liabilities and stockholders’ equity	$12,314	$12,209
See accompanying notes.
Molina Healthcare, Inc. 2022 Form 10-K | 50

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
Balance at December 31, 2019	62	$—	$175	$4	$1,781	$1,960
Net income	—	—	—	—	673	673
Common stock purchases	(4)	—	(11)	—	(594)	(605)
Termination of warrants	—	—	(30)	—	—	(30)
Other comprehensive income, net	—	—	—	33	—	33
Share-based compensation	1	—	65	—	—	65
Balance at December 31, 2020	59	—	199	37	1,860	2,096
Net income	—	—	—	—	659	659
Common stock purchases	(1)	—	(2)	—	(120)	(122)
Other comprehensive loss, net	—	—	—	(42)	—	(42)
Share-based compensation	—	—	39	—	—	39
Balance at December 31, 2021	58	—	236	(5)	2,399	2,630
Net income	—	—	—	—	792	792
Common stock purchases	(1)	—	(5)	—	(395)	(400)
Other comprehensive loss, net	—	—	—	(155)	—	(155)
Share-based compensation	1	—	97	—	—	97
Balance at December 31, 2022	58	$—	$328	$(160)	$2,796	$2,964
See accompanying notes.
Molina Healthcare, Inc. 2022 Form 10-K | 51

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Operating activities:
Net income	$792	$659	$673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	131	88
Deferred income taxes	(66)	(24)	(19)
Share-based compensation	103	72	57
Loss on debt repayment	—	25	15
Impairment	208	—	—
Other, net	8	33	12
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(95)	(415)	(100)
Prepaid expenses and other current assets	(124)	(19)	(16)
Medical claims and benefits payable	153	471	544
Amounts due government agencies	(428)	1,046	446
Accounts payable, accrued liabilities and other	55	138	86
Deferred revenue	(11)	(5)	126
Income taxes	2	7	(14)
Net cash provided by operating activities	773	2,119	1,898
Investing activities:
Purchases of investments	(1,913)	(2,713)	(670)
Proceeds from sales and maturities of investments	1,398	1,329	1,097
Net cash paid in business combinations	(134)	(129)	(755)
Purchases of property, equipment and capitalized software	(91)	(77)	(74)
Other, net	(50)	(63)	2
Net cash used in investing activities	(790)	(1,653)	(400)
Financing activities:
Common stock purchases	(400)	(128)	(606)
Common stock withheld to settle employee tax obligations	(54)	(53)	(8)
Contingent consideration liabilities settled	(20)	(20)	—
Proceeds from senior notes offerings, net of issuance costs	—	740	1,429
Repayment of senior notes	—	(723)	(338)
Repayment of term loan facility	—	—	(600)
Proceeds from borrowings under term loan facility	—	—	380
Cash paid for partial termination of warrants	—	—	(30)
Cash paid for partial settlement of conversion option	—	—	(27)
Cash received for partial settlement of call option	—	—	27
Repayment of principal amount of convertible senior notes	—	—	(12)
Other, net	33	1	2
Net cash (used in) provided by financing activities	(441)	(183)	217
Net (decrease) increase in cash and cash equivalents, and restricted cash and cash equivalents	(458)	283	1,715
Cash and cash equivalents, and restricted cash and cash equivalents at beginning of period	4,506	4,223	2,508
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$4,048	$4,506	$4,223
See accompanying notes.

Molina Healthcare, Inc. 2022 Form 10-K | 52

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$340	$235	$321
Interest	$108	$127	$112
See accompanying notes.

Molina Healthcare, Inc. 2022 Form 10-K | 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Organization and Operations
Molina Healthcare, Inc. provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Molina was founded in 1980 as a provider organization serving low-income families in Southern California and reincorporated in Delaware in 2002. We currently have four reportable segments consisting of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
As of December 31, 2022, we served approximately 5.3 million members eligible for government-sponsored healthcare programs, located across 19 states.
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
In Medicare, we enter into Medicare Advantage-Part D contracts with the Centers for Medicare and Medicaid Services (“CMS”) annually, and for dual-eligible plans, we enter into contracts with CMS, in partnership with each state’s department of health and human services. Such contracts typically have terms of one to three years.
In Marketplace, we enter into contracts with CMS, which end on December 31 of each year, and must be renewed annually.
Recent Developments
Texas Procurement—Medicaid. On January 27, 2023, the Texas Health and Human Services Commission posted a notice on its website indicating that it was issuing a Notice of Intent to Award to Molina Healthcare of Texas, Inc. a STAR+PLUS ABD contract in each of Bexar, Dallas, El Paso, Harris, Hidalgo, Jefferson, Northeast Texas, and Tarrant Service Areas. The notice follows a proposal that we submitted in June 2022 to continue serving STAR+PLUS members in the same service areas, in response to an RFP posted in March 2022. The start of operations for the new contract is expected to begin in February 2024. Further, in December 2022, the RFP was posted for the TANF and CHIP programs (known as the STAR & CHIP programs, and both existing contracts for Molina), with awards expected in February 2024 and the start of operations in February 2025.
California Procurement—Medicaid. In January 2023, we announced that the California Department of Health Care Services (“DHCS”) had confirmed our California health plan’s footprint as originally announced in August 2022, including Medi-Cal contract awards in each of Riverside, San Bernardino, Sacramento, and San Diego Counties. In Los Angeles County, we will share membership equally with the current commercial incumbent. The Medi-Cal contracts are expected to commence on January 1, 2024, which enables us to continue serving Medi-Cal members in our existing counties and expand our footprint in Los Angeles County. DHCS has also agreed to grant Molina a contract to offer EAE-SNP products for dual eligible members in Los Angeles County.
New York Acquisition—Medicaid. On October 1, 2022, we closed on our acquisition of the Medicaid Managed Long Term Care business of AgeWell New York (“AgeWell”). See Note 4, “Business Combinations,” for further information.
Nebraska Procurement—Medicaid. In September 2022, we announced that our Nebraska health plan had been selected by the Nebraska Department of Health and Human Services to provide health care services to Nebraskans under the state’s Medicaid managed care program. The new five-year contract is expected to begin on January 1, 2024, and may be extended for an additional two-years.
Iowa Procurement—Medicaid. In August 2022, we announced that our Iowa health plan had been notified by the Iowa Department of Health and Human Services (“Iowa HHS”) of its intent to award a Medicaid managed care contract pursuant to the RFP issued by Iowa HHS in February 2022. The new four-year contract is expected to begin on July 1, 2023, and may be extended for an additional four years.
Molina Healthcare, Inc. 2022 Form 10-K | 54

Mississippi Procurement—Medicaid. In August 2022, we announced that our Mississippi health plan had been notified by the Mississippi Division of Medicaid (“DOM”) of its intent to award a Medicaid Coordinated Care Contract for its Mississippi Coordinated Access Program and Mississippi Children’s Health Insurance Program pursuant to the Request for Qualifications issued by DOM in December 2021. The four-year contract is expected to begin on July 1, 2023, and may be extended for an additional two years. The award enables us to continue serving Medicaid members across the state.
Wisconsin Acquisition—Medicaid and Medicare. On July 13, 2022, we announced a definitive agreement to acquire substantially all the assets of My Choice Wisconsin (“MCW”). The purchase price for the transaction is approximately $150 million, net of expected tax benefits and required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals, and the satisfaction of other customary closing conditions. We currently expect the transaction to close in mid-2023.
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

	December 31,
	2022	2021	2020

	(In millions)
Cash and cash equivalents	$4,006	$4,438	$4,154
Restricted cash and cash equivalents	42	68	69
Total cash and cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,048	$4,506	$4,223
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
Molina Healthcare, Inc. 2022 Form 10-K | 55

and HTM securities are included in the determination of net income. The cost of securities sold is determined using the specific-identification method.
Our investment policy requires that all of our investments have final maturities of less than 15 years, or less than 15 years average life for structured securities. Investments and restricted investments are subject to interest rate risk and will decrease in value if market rates increase. Declines in interest rates over time will reduce our investment income.
In general, our AFS securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. We monitor our investments for credit-related impairment. For comprehensive discussions of the fair value and classification of our investments, see Note 5, “Fair Value Measurements,” and Note 6, “Investments.”
Accrued interest receivable relating to our AFS and HTM securities is presented within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets, and amounted to $35 million and $11 million at December 31, 2022, and 2021, respectively. We do not measure an allowance for credit losses on accrued interest receivable. Instead, we write off accrued interest receivable that has not been collected within 90 days of the interest payment due date. We recognize such write offs as a reversal of investment income. No accrued interest was written off during the year ended December 31, 2022.
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

	December 31,
	2022	2021

	(In millions)
Government receivables	$1,702	$1,566
Pharmacy rebate receivables	291	276
Other	309	335
Total receivables	$2,302	$2,177
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. As discussed below, the excess of the purchase consideration transferred over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Measurement period adjustments are recorded in the period in which they are determined, as if they had been completed at the acquisition date. Upon the conclusion of the final determination of the values of assets acquired or liabilities assumed, or one year after the date of acquisition, whichever comes first, any subsequent adjustments are recorded within our consolidated results of operations.
The purchase price for the acquisition of certain assets of Passport Health Plan, Inc. in 2020 included contingent consideration payable to seller relating to guarantees for minimum operating income in the post-acquisition period in 2020 and minimum membership targets in 2021. The liabilities are recorded at fair value on a recurring basis, which totaled $8 million as of December 31, 2022. For the amounts paid in the year ended December 31, 2022, $20 million has been presented in “Financing activities” in the accompanying consolidated statements of cash flows, with the balance reflected in “Operating activities.” We paid the remaining balance of the liabilities, reported in “Accounts payable, accrued liabilities and other” in the accompanying consolidated balance sheets, in January 2023.
Refer to Note 4, “Business Combinations,” and Note 9, “Goodwill and Intangible Assets, Net,” for further details.
Molina Healthcare, Inc. 2022 Form 10-K | 56

Long-Lived Assets, including Intangible Assets
Long-lived assets consist primarily of property, equipment, capitalized software (see Note 7, “Property, Equipment, and Capitalized Software, Net”), and intangible assets resulting from acquisitions. Long-lived assets are subject to impairment tests when events or circumstances indicate that the asset’s (or asset group’s) carrying value may not be recoverable. Refer to the discussion in “Leases” below for impairment charges related to leasehold improvements and other property and equipment associated with the reduction in leased space used in our business operations. Finite-lived, separately-identified intangible assets acquired in business combinations are assets that represent future expected benefits but lack physical substance (such as purchased contract rights and provider contracts). Intangible assets are initially recorded at fair value and are then amortized on a straight-line basis over their expected useful lives, generally between five and 16 years.
Determining the fair value of separately identifiable intangible assets requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. The most significant intangible asset we typically record in a business combination is contract rights associated with membership assumed. In determining the estimated fair value of the intangible assets, we typically apply the income approach, which discounts the projected future net cash flows using an appropriate discount rate that reflects the risk associated with such projected future cash flows. The most critical assumptions used in determining the fair value of contract rights include forecasted operating margins and the weighted average cost of capital.
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
When testing goodwill for impairment, we may first assess qualitative factors, such as industry and market factors, the dynamic economic and political environments in which we operate, cost factors, and changes in overall performance, to determine if it is more likely than not that the carrying value of our reporting units exceed their estimated fair values. If our qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, we perform the quantitative assessment. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative assessment. We performed a qualitative goodwill assessment of our reporting units, and did not identify any factors indicating that the carrying value of our reporting units exceeded their estimated fair values.
If performing a quantitative assessment, we generally estimate the fair values of our reporting units by applying the income approach, using discounted cash flows. The base year in the reporting units’ discounted cash flows is derived from the annual financial planning cycle, which commences in the fourth quarter of the year. As part of a quantitative assessment, we may also apply the asset liquidation method to estimate the fair value of individual reporting units, which is computed as total assets minus total liabilities, excluding intangible assets and deferred taxes. Finally, we apply a market approach to reconcile the value of our reporting units to our consolidated market value. Under the market approach, we consider publicly-traded comparable company information to determine revenue and earnings multiples which are used to estimate our reporting units’ fair values. The assumptions used are consistent with those used in our long-range business plan and annual planning process. However, if these assumptions differ from actual results, the outcome of our goodwill impairment tests could be adversely affected.
Molina Healthcare, Inc. 2022 Form 10-K | 57

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
In the fourth quarter of 2022, we recognized $192 million of ROU asset impairments in connection with the reduction in leased space to accommodate our move to a remote work environment, including vacating and abandonment of various leased properties. We assessed the ROU assets for impairment as a result of the reduction in leased space used in our business operations, and we engaged a third-party real estate specialist to determine the recoverability of the leased properties, based on estimated fair values. The valuation primarily considered comparable leased properties in each market and the assessment of actual and potential future rental income generated by the ROU assets. For further information, including the amount and location of the ROU assets and lease liabilities recognized in the accompanying consolidated balance sheets, see Note 8, “Leases.”
We also recognized $16 million in impairment charges related to leasehold improvements and other property and equipment associated with the reduction in leased space used in our business operations. Please refer to Note 7, “Property, Equipment, and Capitalized Software, Net” for further discussion.
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
Molina Healthcare, Inc. 2022 Form 10-K | 58

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
Premium Revenue Recognition and Amounts Due Government Agencies
Premium revenue is generated from our contracts with state and federal agencies, in connection with our participation in the Medicaid, Medicare, and Marketplace programs. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. State Medicaid programs and the federal Medicare program periodically adjust premium rates, including certain components of premium revenue that are subject to accounting estimates and are described below, under “Contractual Provisions That May Adjust or Limit Revenue or Profit,” and “Quality Incentives.”
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

	December 31,
	2022	2021

	(In millions)
Medicaid program:
Minimum MLR, corridors, and profit sharing	$1,145	$1,016
Other premium adjustments	482	263
Medicare program:
Risk adjustment and Part D risk sharing	76	89
Minimum MLR and profit sharing	84	101
Other premium adjustments	27	35
Marketplace program:
Risk adjustment	230	902
Minimum MLR	2	18
Other premium adjustments	33	48
Total amounts due government agencies	$2,079	$2,472
Molina Healthcare, Inc. 2022 Form 10-K | 59

Medicaid Program
Minimum MLR and Medical Cost Corridors. A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold.
Beginning in 2020, various states enacted temporary risk corridors in response to the reduced demand for medical services stemming from COVID-19, which have resulted in a reduction of our medical margin. In some cases, these risk corridors were retroactive to earlier periods in 2020, or as early as the beginning of the states’ fiscal years in 2019. We have recognized risk corridors that we believe to be probable, and where the ultimate premium amount is reasonably estimable. For the year ended December 31, 2022, we recognized approximately $197 million related to such risk corridors, primarily in the Medicaid segment, compared to $323 million recognized in the year ended December 31, 2021.The decrease in 2022 is due to the elimination of most of the COVID-19 risk corridors.
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
Other Premium Adjustments. State Medicaid programs periodically adjust premium revenues on a retroactive basis for rate changes and changes in membership and eligibility data. In certain states, adjustments are made based on the health status of our members (as measured through a risk score). In these cases, we adjust our premium revenue in the period in which we determine that the adjustment is probable and reasonably estimable, based on our best estimate of the ultimate premium we expect to realize for the period being adjusted.
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
Minimum MLR. The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income.
Marketplace Program
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of December 31, 2022, Marketplace risk adjustment payables amounted to $230 million and related receivables amounted to $135 million, for a net payable of $95 million. As of December 31, 2021, Marketplace risk adjustment payables amounted to $902 million and related receivables amounted to $7 million, for a net payable of $895 million.
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
Molina Healthcare, Inc. 2022 Form 10-K | 60

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
We report reinsurance premiums as a reduction to premium revenue, while related reinsurance recoveries are reported as a reduction to medical care costs. In certain cases, we participate in state-run reinsurance programs for which no reinsurance premium is paid. Reinsurance premiums amounted to $2 million, $2 million, and $9 million for the years ended December 31, 2022, 2021, and 2020, respectively. Reinsurance recoveries amounted to $35 million, $33 million, and $23 million for the years ended December 31, 2022, 2021, and 2020, respectively. Reinsurance recoverable of $27 million, $51 million, and $30 million, as of December 31, 2022, 2021, and 2020, respectively, is included in “Receivables” in the accompanying consolidated balance sheets.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, receivables, and restricted investments. Our investments and a portion of our cash equivalents are managed by professional portfolio managers operating under documented investment guidelines. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels. Our investments consist primarily of investment-grade debt securities with final maturities of less than 15 years, or less than 15 years average life for structured securities. Restricted investments are invested principally in cash, cash equivalents, U.S. Treasury securities, and corporate debt securities. Concentration of credit risk with respect to accounts receivable is limited because our payors consist principally of the federal government, and governments of each state in which our health plan subsidiaries operate.
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
Molina Healthcare, Inc. 2022 Form 10-K | 61

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
Significant Customers
We receive the majority of our revenues under contracts or subcontracts with state Medicaid managed care programs, which are considered individual external customers. Instances where these contracts were at least 10% of our total premium revenue for the year ended December 31, 2022 were New York with 10.0%, Texas with 12.0% and Washington with 13.6%.
Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended December 31,
	2022	2021	2020

	(In millions, except net income per share)
Numerator:
Net income	$792	$659	$673
Denominator:
Shares outstanding at the beginning of the period	57.9	58.0	61.9
Weighted-average number of shares issued:
Stock purchases	(0.5)	(0.5)	(3.0)
Stock-based compensation	0.4	0.3	0.1
Denominator for basic net income per share	57.8	57.8	59.0
Effect of dilutive securities: (1)
Stock-based compensation	0.7	0.8	0.9
Denominator for diluted net income per share	58.5	58.6	59.9

Net income per share - Basic (2)	$13.72	$11.40	$11.40
Net income per share - Diluted (2)	$13.55	$11.25	$11.23

_______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would have been anti-dilutive.
(2)    Source data for calculations in thousands.

Molina Healthcare, Inc. 2022 Form 10-K | 62

4. Business Combinations
In 2022, we closed on two business combinations primarily in the Medicaid segment, consistent with our growth strategy. For these transactions, we applied the acquisition method of accounting, where the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition date. The proforma effects of these acquisitions for prior periods were not material to our consolidated results of operations. Costs to complete acquisitions amounted to $2 million in the aggregate for the year ended December 31, 2022, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of income.
AgeWell. On October 1, 2022, we closed on our acquisition of the Medicaid Managed Long Term Care business of AgeWell New York for purchase consideration of approximately $134 million. We acquired membership and a provider network with a fair value of approximately $47 million. We allocated the remaining $87 million of purchase consideration to goodwill, which relates to future economic benefits arising from expected synergies from the use of our existing infrastructure to support the added membership. The goodwill is deductible for income tax purposes.
Cigna. On January 1, 2022, we closed on our acquisition of Cigna Corporation’s Texas Medicaid and Medicare-Medicaid Plan contracts, along with certain operating assets, for purchase consideration of approximately $60 million. Because the closing date fell on a holiday, the purchase price was paid on December 31, 2021 and was recorded to prepaid expenses and other assets. We acquired membership and a provider network with a fair value of approximately $35 million. We allocated the remaining $25 million of purchase consideration to goodwill, primarily in the Medicaid segment, which relates to future economic benefits arising from expected synergies from the use of our existing infrastructure to support the added membership, and from the assembled workforce. The goodwill is deductible for income tax purposes.
The table below presents intangible assets acquired, by major class, for the AgeWell and Cigna acquisitions.

	Fair Value	Life			Weighted-Average Life

	(In millions)	(Years)			(Years)
Contract rights - member list	$81	2	-	5	3.7
Provider network	1	2	-	5	4.0
	$82				3.7

Affinity. On October 25, 2021, we closed on our acquisition of substantially all of the assets of Affinity Health Plan, Inc., a Medicaid health plan in New York, for purchase consideration of approximately $176 million. In the year ended December 31, 2022, we recorded various measurement period adjustments, including an increase of $12 million to “Medical claims and benefits payable,” and an increase of $4 million to “Amounts due government agencies” net of “Receivables.” In the aggregate, we recorded a net increase of $21 million to goodwill for these measurement period adjustments and various purchase price adjustments, which have been finalized as of December 31, 2022.

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
Level 3 — Unobservable Inputs. Level 3 financial instruments are valued using unobservable inputs that represent management’s best estimate of what market participants would use in pricing the financial instrument at the measurement date. As of December 31, 2022 and 2021, our Level 3 financial instruments consisted of contingent consideration liabilities.
Molina Healthcare, Inc. 2022 Form 10-K | 63

The net changes in fair value of Level 3 financial instruments are reported in “Other” operating expenses in our consolidated statements of income. In the years ended December 31, 2022 and 2021, we recognized a loss of $4 million and $24 million, respectively, primarily for the increase in the fair value of the contingent consideration liability described below.
Our financial instruments measured at fair value on a recurring basis at December 31, 2022, were as follows:

	Total	Level 1	Level 2	Level 3

	(In millions)
Corporate debt securities	$2,184	$—	$2,184	$—
Mortgage-backed securities	731	—	731	—
Asset-backed securities	288	—	288	—
Municipal securities	149	—	149	—
U.S. Treasury notes	105	—	105	—
Other	42	—	42	—
Total assets	$3,499	$—	$3,499	$—

Contingent consideration liabilities	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8
Our financial instruments measured at fair value on a recurring basis at December 31, 2021, were as follows:

	Total	Level 1	Level 2	Level 3

	(In millions)
Corporate debt securities	$1,833	$—	$1,833	$—
Mortgage-backed securities	614	—	614	—
Asset-backed securities	247	—	247	—
Municipal securities	123	—	123	—
U.S. Treasury notes	353	—	353	—
Other	32	—	32	—
Total assets	$3,202	$—	$3,202	$—

Contingent consideration liabilities	$47	$—	$—	$47
Total liabilities	$47	$—	$—	$47
Level 3 Contingent Consideration Liabilities
Our Level 3 financial instruments at December 31, 2022 are comprised solely of contingent consideration liabilities of $8 million, in connection with our 2020 acquisition of certain assets of Passport Health Plan, Inc., a Medicaid health plan in Kentucky. Refer to Note 2, “Significant Accounting Policies—Business Combinations”, for further details. Such liabilities are recorded at fair value on a recurring basis. In 2022, the estimated fair value of contingent purchase consideration increased by approximately $4 million, relating to an operating income guarantee.
In the year ended December 31, 2022, we paid the seller $43 million, of which $23 million was for the remaining half of the consideration due for minimum member enrollment targets and $20 million was for the first payment of the consideration due for the operating income guarantee.
Molina Healthcare, Inc. 2022 Form 10-K | 64

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$792	$729	$791	$829
3.875% Notes due 2030	643	554	642	675
3.875% Notes due 2032	741	629	740	760
Total	$2,176	$1,912	$2,173	$2,264

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	December 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,303	$2	$121	$2,184
Mortgage-backed securities	787	—	56	731
Asset-backed securities	308	—	20	288
Municipal securities	160	—	11	149
U.S. Treasury notes	106	—	1	105
Other	45	—	3	42
Total	$3,709	$2	$212	$3,499

	December 31, 2021
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$1,836	$9	$12	$1,833
Mortgage-backed securities	616	2	4	614
Asset-backed securities	248	—	1	247
Municipal securities	123	1	1	123
U.S. Treasury notes	353	—	—	353
Other	32	—	—	32
Total	$3,208	$12	$18	$3,202
Molina Healthcare, Inc. 2022 Form 10-K | 65

The contractual maturities of our current investments as of December 31, 2022 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$318	$315
Due after one year through five years	2,249	2,127
Due after five years through ten years	364	345
Due after ten years	778	712
Total	$3,709	$3,499
Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains amounted $1 million, $10 million and $6 million in the years ended December 31, 2022, 2021 and 2020, respectively, and were reclassified into earnings from other comprehensive income on a net-of-tax basis. Gross realized investment losses amounted to $7 million in the year ended December 31, 2022, and were reclassified into earnings from other comprehensive income on a net-of-tax basis. Gross realized investment losses were insignificant in the years ended December 31, 2021 and 2020.
We have determined that unrealized losses at December 31, 2022 and 2021 primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience realized losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2022:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions
	(Dollars in millions)
Corporate debt securities	$1,124	$45	683	$887	$76	371
Mortgage-backed securities	395	20	220	319	36	131
Asset-backed securities	161	6	108	118	14	59
Municipal securities	75	4	83	57	7	57
U.S. Treasury notes	88	1	6	—	—	—
Other	15	1	16	17	2	6
Total	$1,858	$77	1,116	$1,398	$135	624
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

Molina Healthcare, Inc. 2022 Form 10-K | 66

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
We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value, of which $193 million will mature in one year or less, $37 million will mature in one through five years, and $8 million will mature after five years.
The following table presents the balances of restricted investments:

	December 31,
	2022	2021

	(In millions)
Cash and cash equivalents	$42	$68
U.S. Treasury notes	159	144
Corporate debt securities	37	—
Total restricted investments	$238	$212

7. Property, Equipment, and Capitalized Software, Net
Property and equipment are stated at historical cost. Replacements and major improvements are capitalized, and repairs and maintenance are charged to expense as incurred. Software developed for internal use is capitalized. Property and equipment are generally depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Software is generally amortized over its estimated useful life of three years. Leasehold improvements are amortized over the term of the lease, or over their useful lives from five to 10 years, whichever is shorter. Buildings are depreciated over their estimated useful lives of 31.5 to 40 years.
As discussed in Note 2, “Significant Accounting Policies”, the Company recognized an impairment on property and equipment of $16 million associated with our reduction in leased space used in our business operations, in the quarter ended December 31, 2022.
A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2022	2021

	(In millions)
Capitalized software	$615	$547
Property and equipment	221	237
Building and improvements	41	37
Land	5	1
Total cost	882	822
Less: accumulated amortization - capitalized software	(482)	(427)
Less: accumulated depreciation and amortization - property, equipment, building, and improvements	(213)	(205)
Total accumulated depreciation and amortization	(695)	(632)
ROU assets - finance leases	72	206
Property, equipment, and capitalized software, net	$259	$396
Molina Healthcare, Inc. 2022 Form 10-K | 67

The following table presents all depreciation and amortization recognized in our consolidated statements of income:

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Recorded in depreciation and amortization:
Amortization of intangible assets	$77	$49	$15
Amortization of capitalized software	54	41	38
Amortization of finance leases	28	25	19
Depreciation and amortization of property, equipment, building, and improvements	17	16	16
Total depreciation and amortization recognized	$176	$131	$88

8. Leases
We are a party to operating and finance leases primarily for our corporate and health plan offices. Our operating leases have remaining lease terms up to 13 years, some of which include options to extend the leases for up to 10 years. As of December 31, 2022, the weighted average remaining operating lease term is 8 years.
Our finance leases have remaining lease terms up to 16 years, some of which include options to extend the leases for up to 25 years. As of December 31, 2022, the weighted average remaining finance lease term is 13 years.
As discussed in Note 2, “Significant Accounting Policies”, the Company recognized $192 million of ROU asset impairments associated with our reduction in leased space used in our business operations in the quarter ended December 31, 2022.
As of December 31, 2022, the weighted-average discount rate used to compute the present value of lease payments was 4.4% for operating lease liabilities, and 6.3% for finance lease liabilities. The components of lease expense for the years ended December 31, 2022, 2021, and 2020 are presented in the following table.

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Operating lease expense	$31	$34	$28

Finance lease expense:
Amortization of ROU assets	$28	$25	$19
Interest on lease liabilities	15	15	15
Total finance lease expense	$43	$40	$34
Supplemental consolidated cash flow information related to leases follows:

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Cash used in operating activities:
Operating leases	$31	$33	$30
Finance leases	15	15	15
Cash used in financing activities:
Finance leases	15	18	9
ROU assets recognized in exchange for lease obligations:
Operating leases	10	86	28
Finance leases	18	18	7
Molina Healthcare, Inc. 2022 Form 10-K | 68

Supplemental information related to leases, including location of amounts reported in the accompanying consolidated balance sheets, follows:

	December 31,
	2022	2021

	(In millions)
Operating leases:
ROU assets
Other assets	$43	$128
Lease liabilities
Accounts payable and accrued liabilities (current)	$41	$35
Other long-term liabilities (non-current)	77	99
Total operating lease liabilities	$118	$134
Finance leases:
ROU assets
Property, equipment, and capitalized software, net	$72	$206
Lease liabilities
Accounts payable and accrued liabilities (current)	$22	$15
Finance lease liabilities (non-current)	215	219
Total finance lease liabilities	$237	$234
Maturities of lease liabilities as of December 31, 2022, were as follows:

	Operating	Finance
	Leases	Leases

	(In millions)
2023	$28	$34
2024	22	30
2025	18	26
2026	11	23
2027	9	24
Thereafter	55	219
Subtotal - undiscounted lease payments	143	356
Less imputed interest	(25)	(119)
Total	$118	$237

9. Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amounts of goodwill by segment, for the periods presented.

	Medicaid	Medicare	Other	Consolidated

	(In millions)
Balance, December 31, 2020	$489	$161	$42	$692
Acquisitions and measurement period adjustments	280	8	2	290
Balance, December 31, 2021	769	169	44	982
Acquisitions and measurement period adjustments	130	3	—	133
Balance, December 31, 2022	$899	$172	$44	$1,115

The changes in the carrying amounts of both goodwill and intangible assets, net, in 2022, were due to the
Molina Healthcare, Inc. 2022 Form 10-K | 69

acquisitions and purchase price adjustments described in Note 4, “Business Combinations.”
Intangible Assets, Net
The following table provides the details of identified intangible assets, by major class, for the periods presented.

	December 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount

	(In millions)
Contract rights and licenses	$507	$279	$228	$426	$210	$216
Provider networks	57	24	33	56	19	37
Trade names	19	5	14	19	2	17
Total	$583	$308	$275	$501	$231	$270
As of December 31, 2022, we estimate that our intangible asset amortization will be approximately $84 million in 2023, $67 million in 2024, $64 million in 2025, $25 million in 2026, and $13 million in 2027.

10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated.

	December 31,
	2022	2021	2020

	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$2,597	$2,486	$1,647
Pharmacy payable	206	219	157
Capitation payable	94	82	70
Other	631	576	528
Magellan Complete Care acquisition opening balance	—	—	294
Total	$3,528	$3,363	$2,696
“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $228 million, $226 million and $235 million, as of December 31, 2022, 2021, and 2020, respectively.
Molina Healthcare, Inc. 2022 Form 10-K | 70

The following tables present the components of the change in our medical claims and benefits payable for the periods indicated.

	Year Ended December 31, 2022
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,580	$404	$379	$3,363
Components of medical care costs related to:
Current year	22,097	3,390	1,972	27,459
Prior years	(251)	(32)	(1)	(284)
Total medical care costs	21,846	3,358	1,971	27,175
Payments for medical care costs related to:
Current year	19,655	2,944	1,746	24,345
Prior years	1,966	361	343	2,670
Total paid	21,621	3,305	2,089	27,015
Acquired balances, net of post-acquisition adjustments	12	—	—	12
Change in non-risk and other provider payables	(2)	(5)	—	(7)
Medical claims and benefits payable, ending balance	$2,815	$452	$261	$3,528

	Year Ended December 31, 2021
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,129	$392	$175	$2,696
Components of medical care costs related to:
Current year	18,321	2,970	2,652	23,943
Prior years	(182)	(39)	(18)	(239)
Total medical care costs	18,139	2,931	2,634	23,704
Payments for medical care costs related to:
Current year	16,284	2,573	2,291	21,148
Prior years	1,601	340	139	2,080
Total paid	17,885	2,913	2,430	23,228
Acquired balances, net of post-acquisition adjustments	205	(8)	—	197
Change in non-risk and other provider payables	(8)	2	—	(6)
Medical claims and benefits payable, ending balance	$2,580	$404	$379	$3,363

Molina Healthcare, Inc. 2022 Form 10-K | 71

	Year Ended December 31, 2020
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$1,465	$267	$122	$1,854
Components of medical care costs related to:
Current year	12,545	2,189	1,205	15,939
Prior years	(84)	(28)	(7)	(119)
Total medical care costs	12,461	2,161	1,198	15,820
Payments for medical care costs related to:
Current year	10,940	1,884	1,047	13,871
Prior years	1,176	233	98	1,507
Total paid	12,116	2,117	1,145	15,378
Acquired balances, net of post-acquisition adjustments	215	79	—	294
Change in non-risk and other provider payables	104	2	—	106
Medical claims and benefits payable, ending balance	$2,129	$392	$175	$2,696

The amounts presented for “Components of medical care costs related to: Prior years” represent the amount by which our original estimate of medical claims and benefits payable at the beginning of the year varied from the actual liabilities, based on information (principally the payment of claims) developed since those liabilities were first reported.
Our estimates of medical claims and benefits payable recorded at December 31, 2022, 2021 and 2020 developed favorably by approximately $284 million, $239 million and $119 million in 2022, 2021 and 2020, respectively. The favorable prior year development recognized in 2022 was primarily due to lower than expected utilization of medical services by our members and improved operating performance, mainly in the Medicaid segment. Consequently, the ultimate costs recognized in 2022, as claims payments were processed, were lower than our estimates in 2021.
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
The following tables provide information about our consolidated incurred and paid claims development as of December 31, 2022, as well as cumulative claims frequency and the total of incurred but not paid claims liabilities. The pattern of incurred and paid claims development is consistent across each of our segments. The cumulative claim frequency is measured by claim event, and includes claims covered under capitated arrangements.

Incurred Claims and Allocated Claims Adjustment Expenses				Total IBNP	Cumulative number of reported claims
Benefit Year	2020	2021	2022

	(Unaudited)	(Unaudited)
	(In millions)
2020	$16,233	$16,056	$16,000	$27	138
2021		24,167	23,979	108	236
2022			27,459	2,453	264
			$67,438	$2,588
Molina Healthcare, Inc. 2022 Form 10-K | 72

Cumulative Paid Claims and Allocated Claims Adjustment Expenses
Benefit Year	2020	2021	2022

	(Unaudited)	(Unaudited)
	(In millions)
2020	$13,871	$16,004	$15,973
2021		21,148	23,871
2022			24,345
			$64,189
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for medical claims and benefits payable.

2022

(In millions)
Incurred claims and allocated claims adjustment expenses	$67,438
Less: cumulative paid claims and allocated claims adjustment expenses	(64,189)
All outstanding liabilities before 2020	9
Non-risk and other provider payables	270
Medical claims and benefits payable	$3,528

11. Debt
Contractual maturities of debt, as of December 31, 2022, are illustrated in the following table. All amounts represent the principal amounts of the debt instruments outstanding.

	Total	2023	2024	2025	2026	2027	Thereafter

	(In millions)
4.375% Notes due 2028	$800	$—	$—	$—	$—	$—	$800
3.875% Notes due 2030	650	—	—	—	—	—	650
3.875% Notes due 2032	750	—	—	—	—	—	750
Total	$2,200	$—	$—	$—	$—	$—	$2,200
All our debt is held at the parent which is reported in the Other segment. The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	December 31,
	2022	2021

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
Less: unamortized debt issuance costs	(24)	(27)
Total	$2,176	$2,173
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
Molina Healthcare, Inc. 2022 Form 10-K | 73

payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, we are required to pay a quarterly commitment fee.
The Credit Agreement contains customary non-financial and financial covenants. As of December 31, 2022, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt. As of December 31, 2022, no amounts were outstanding under the Credit Facility.
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
4.375% Notes due 2028. We have $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of December 31, 2022, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We have $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of December 31, 2022, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We have $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of December 31, 2022, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

12. Income Taxes
Income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Current:
Federal	$297	$209	$281
State	40	31	26
Total current	337	240	307
Deferred:
Federal	(66)	(17)	(13)
State	—	(7)	(7)
Foreign	—	—	1
Total deferred	(66)	(24)	(19)
Income tax expense	$271	$216	$288
A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory federal tax (benefit) rate	21.0%	21.0%	21.0%
State income provision (benefit), net of federal benefit	3.0	2.2	1.6
Nondeductible health insurer fee (“HIF”)	—	—	6.1
Nondeductible compensation	1.8	1.5	1.1
Other	(0.3)	—	0.2
Effective tax expense rate	25.5%	24.7%	30.0%
Molina Healthcare, Inc. 2022 Form 10-K | 74

The effective tax rate was not impacted by the HIF in 2022 and 2021 given it was repealed for years after 2020. Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state, or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions, and compliance with federal, state, foreign, and local tax laws.
Deferred tax assets and liabilities are classified as non-current. Significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

	(In millions)
Accrued expenses and reserve liabilities	$96	$57
Other accrued medical costs	24	23
Net operating losses	9	13
Unearned premiums	16	17
Lease financing obligation	40	9
Unrealized losses	49	2
Fixed assets and intangibles	9	—
Tax credit carryover	5	5
Other	5	4
Valuation allowance	(18)	(10)
Total deferred income tax assets, net of valuation allowance	235	120
Fixed assets and intangibles	—	(1)
Prepaid expenses	(15)	(13)
Total deferred income tax liabilities	(15)	(14)
Net deferred income tax asset	$220	$106
At December 31, 2022, we had state net operating loss carryforwards of $95 million, which begin expiring in 2036.
At December 31, 2022, we had foreign net operating loss carryforwards of $8 million, which expire in 2032.
At December 31, 2022, we had foreign tax credit carryovers of $5 million, which expire in 2030.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2022, $18 million of deferred tax assets did not satisfy the recognition criteria. Therefore, we increased our valuation allowance by $8 million, from $10 million at December 31, 2021, to $18 million as of December 31, 2022.
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
Molina Healthcare, Inc. 2022 Form 10-K | 75

The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Gross unrecognized tax benefits at beginning of period	$(15)	$(20)	$(20)
Settlements	—	5	—
Lapse in statute of limitations	10	—	—
Gross unrecognized tax benefits at end of period	$(5)	$(15)	$(20)
The total amount of unrecognized tax benefits at December 31, 2022, 2021 and 2020 that, if recognized, would affect the effective tax rates is $5 million, $15 million, and $20 million, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by $5 million due to resolution of a state refund claim. The state refund claim will not result in a cash payment for income taxes if our claim is denied.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of December 31, 2022, 2021 and 2020 were insignificant.
We may be subject to examination by the IRS for calendar years after 2018. With a few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local, and Puerto Rico tax examinations for years before 2018.
On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for the tax years beginning on or after January 1, 2023. We do not expect such tax provisions to have a material impact on our consolidated financial results.

13. Stockholders' Equity
Stock Purchase Programs
In November 2022, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program supersedes the stock purchase program previously approved by our board of directors in September 2021, as described below. This new program will be funded with cash on hand and extends through December 31, 2023. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 590,000 shares for $200 million in the fourth quarter of 2022 (average cost of $339.06 per share). No shares have been purchased in 2023.
In September 2021, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This program was funded with cash on hand. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 658,000 shares for $200 million in the second quarter of 2022 (average cost of $304.13 per share).
Share-Based Compensation
In connection with our employee stock plans, approximately 755,000 shares and 429,000 shares of common stock were issued, net of shares used to settle employees’ income tax obligations, during the years ended December 31, 2022, and 2021, respectively. Total share-based compensation expense is reported in “General and administrative expenses” in the accompanying consolidated statements of income, and summarized below.

	Year Ended December 31,
	2022		2021		2020

	(In millions)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
RSAs and PSUs (defined below)	$97	$90	$66	$62	$47	$44
Employee stock purchase plan and stock options	6	6	6	6	10	9
Total	$103	$96	$72	$68	$57	$53
Molina Healthcare, Inc. 2022 Form 10-K | 76

Equity Incentive Plan
At December 31, 2022, we had employee equity incentives outstanding under our 2019 Equity Incentive Plan (the “2019 EIP”). The 2019 EIP provides for awards, in the form of restricted stock awards (“RSAs”), performance units (“PSUs”), stock options, and other stock– or cash–based awards, to eligible persons who perform services for us. The 2019 EIP provides for the issuance of up to 2.9 million shares of our common stock.
Stock-based awards. RSAs and PSUs are granted with a fair value equal to the market price of our common stock on the date of grant, and generally vest in equal annual installments over periods up to four years from the date of grant. PSUs vest in their entirety at the end of three-year performance periods, if their performance conditions are met. We generally recognize expense for RSAs and PSUs on a straight-line basis. Activity for stock-based awards in the year ended December 31, 2022, is summarized below.

	RSAs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2021	539,117	$169.39	275,050	$129.99
Granted	237,590	312.27	271,270	214.94
Vested	(224,345)	156.21	(219,674)	137.54
Forfeited	(41,257)	224.96	(13,816)	249.09
Unvested balance, December 31, 2022	511,105	$237.10	312,830	$193.09

As of December 31, 2022, total unrecognized compensation expense related to unvested RSAs and PSUs was $74 million, and $31 million, respectively, which we expect to recognize over a remaining weighted-average period of 2.0 years, and 0.7 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 9.2% for non-executive employees as of December 31, 2022, based on actual forfeitures over the last 4 years.
The total grant date fair value of awards granted and vested is presented in the following table.

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Granted:
RSAs	$74	$65	$44
PSUs	43	—	23
Total granted	$117	$65	$67
Vested:
RSAs	$70	$53	$22
PSUs	69	71	1
Total vested	$139	$124	$23
Stock Options. Stock option awards generally have an exercise price equal to the fair market value of our common stock on the date of grant, vest in equal annual installments over periods up to four years from the date of grant, and have a maximum term of ten years from the date of grant. Stock option activity for the year ended December 31, 2022, is summarized below.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term

		(Per share)	(In millions)	(Years)
Stock options outstanding as of December 31, 2021	395,000	$65.59
Exercised	(390,000)	66.01
Stock options outstanding, vested, and exercisable as of December 31, 2022	5,000	33.02	$1	0.2
No stock options were granted in 2022, 2021, or 2020, and no stock options were exercised in 2020. As of December 31, 2022, there was no unrecognized compensation expense related to unvested stock options.
Molina Healthcare, Inc. 2022 Form 10-K | 77

Employee Stock Purchase Plans (“ESPP”)
Under our ESPP, eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We estimate the fair value of the stock issued using a standard option pricing model. For the years ended December 31, 2022, 2021, and 2020, the inputs to this model were as follows: risk-free interest rates of approximately 0.1% to 2.5%; expected volatility of approximately 29% to 54%, dividend yields of 0%, and an average expected life of 0.5 years.

14. Employee Benefit Plans
We sponsor defined contribution 401(k) plans that cover substantially all employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plans amounted to $45 million, $41 million, and $28 million in the years ended December 31, 2022, 2021, and 2020, respectively.

We also have a non-qualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer portions of their base salary and bonus to provide tax-deferred growth. The deferrals are distributable based upon termination of employment or other periods, as elected under the plan and were $26 million and $23 million as of December 31, 2022 and 2021, respectively.

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
All of the states in which our health plans operate, except California, Florida, Massachusetts and New York, have adopted the RBC rules. The minimum statutory capital requirements in these states is based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, or other financial ratios. The RBC rules, if adopted by California, Florida, Massachusetts or New York, could increase the minimum capital required for those states. Our Massachusetts health plan maintains a $35 million performance bond, effective through December 31, 2023, to partially satisfy minimum net worth requirements in that state.
Statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries, which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $3.1 billion at December 31, 2022. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company—Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $375 million and $348 million as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, our health plans had aggregate statutory capital and surplus of approximately $3.3 billion, which was in excess of the required minimum aggregate statutory capital and surplus of approximately $2.3 billion. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continue to meet regulatory requirements.
Molina Healthcare, Inc. 2022 Form 10-K | 78

COVID-19 Pandemic
We continue to monitor and assess the estimated operating and financial impact of the COVID-19 pandemic and, as it evolves, we continue to process, assemble, and assess member utilization information. We believe that our cash resources, borrowing capacity available under the Credit Agreement, and cash flow generated from operations will be sufficient to withstand the financial impact of the pandemic, and will enable us to continue to support our operations, regulatory requirements, debt repayment obligations, and capital expenditures for the foreseeable future.
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
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. On September 9, 2022, the Kentucky Court of Appeals ruled that, with regard to the earlier Circuit Court ruling granting Anthem relief, the Circuit Court should not have invalidated the 2020 procurement and thus should not have awarded a contract to Anthem. Anthem has sought discretionary review by the Kentucky Supreme Court of the ruling by the Court of Appeals. Pending further Court order, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract.
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
The Medicaid, Medicare, and Marketplace segments represent the government-funded or sponsored programs under which we offer managed healthcare services. The Other segment, which is insignificant to our consolidated results of operations, includes long-term services and supports consultative services in Wisconsin.
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
Molina Healthcare, Inc. 2022 Form 10-K | 79

service margin. The service margin is equal to service revenue minus cost of service revenue. We do not report total assets by segment since this is not a metric used to assess segment performance or allocate resources.
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Total revenue:
Medicaid	$25,783	$21,231	$15,217
Medicare	3,824	3,379	2,529
Marketplace	2,296	3,091	1,677
Other	71	70	—
Consolidated	$31,974	$27,771	$19,423
The following table reconciles margin by segment to consolidated income before income tax expense:

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Margin:
Medicaid	$2,981	$2,322	$1,804
Medicare	437	430	351
Marketplace	290	399	324
Other	11	14	—
Total margin	3,719	3,165	2,479
Add: other operating revenues (1)	1,020	846	1,124
Less: other operating expenses (2)	(3,566)	(2,991)	(2,525)
Operating income	1,173	1,020	1,078
Less: other expenses, net	110	145	117
Income before income tax expense	$1,063	$875	$961
______________________
(1)Other operating revenues include premium tax revenue, health insurer fees reimbursed, Marketplace risk corridor judgment, investment income and other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, health insurer fees, depreciation and amortization, impairment, and other costs.
Molina Healthcare, Inc. 2022 Form 10-K | 80

17. Condensed Financial Information of Registrant
The condensed balance sheets as of December 31, 2022 and 2021, and the related condensed statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 2022 for our parent company Molina Healthcare, Inc. (the “Registrant”), are presented below.
Condensed Balance Sheets

	December 31,
	2022	2021

	(In millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$329	$274
Investments	46	74
Due from affiliates	143	74
Prepaid expenses and other current assets	106	142
Total current assets	624	564
Property, equipment, and capitalized software, net	224	349
Goodwill and intangible assets, net	731	699
Investments in subsidiaries	4,142	3,772
Deferred income taxes	37	(18)
Advances to related parties and other assets	78	68
Total assets	$5,836	$5,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other	$448	$378
Total current liabilities	448	378
Long-term debt	2,176	2,173
Finance lease liabilities	215	219
Other long-term liabilities	33	34
Total liabilities	2,872	2,804
Stockholders’ equity:
Common stock, $0.001 par value; 150 million shares authorized; outstanding: 58 million shares at each of December 31, 2022 and December 31, 2021	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	328	236
Accumulated other comprehensive loss	(160)	(5)
Retained earnings	2,796	2,399
Total stockholders’ equity	2,964	2,630
Total liabilities and stockholders’ equity	$5,836	$5,434
See accompanying notes.
Molina Healthcare, Inc. 2022 Form 10-K | 81

Condensed Statements of Income

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Revenue:
Administrative services fees	$1,826	$1,496	$1,208
Investment income and other revenue	8	11	13
Total revenue	1,834	1,507	1,221
Expenses:
General and administrative expenses	1,721	1,424	1,089
Depreciation and amortization	141	98	67
Impairment	138	—	—
Other	—	5	24
Total operating expenses	2,000	1,527	1,180
Operating (loss) income	(166)	(20)	41
Interest expense	110	120	102
Other expenses, net	—	25	15
Total other expenses, net	110	145	117
Loss before income tax benefit and equity in net earnings of subsidiaries	(276)	(165)	(76)
Income tax benefit	(42)	(21)	(5)
Net loss before equity in net earnings of subsidiaries	(234)	(144)	(71)
Equity in net earnings of subsidiaries	1,026	803	744
Net income	$792	$659	$673
Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Net income	$792	$659	$673
Other comprehensive (loss) income:
Unrealized investment (loss) income	(204)	(55)	44
Less: effect of income taxes	(49)	(13)	11
Other comprehensive (loss) income, net of tax	(155)	(42)	33
Comprehensive income	$637	$617	$706
See accompanying notes.

Molina Healthcare, Inc. 2022 Form 10-K | 82

Condensed Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Operating activities:
Net cash provided by operating activities	$119	$60	$67
Investing activities:
Capital contributions to subsidiaries	(159)	(440)	(107)
Dividends received from subsidiaries	668	564	635
Purchases of investments	(29)	(27)	(188)
Proceeds from sales and maturities of investments	49	21	282
Purchases of property, equipment and capitalized software	(86)	(70)	(74)
Net cash paid in business combinations	—	(263)	(1,028)
Change in amounts due to/from affiliates	(69)	40	(68)
Other, net	3	(3)	3
Net cash provided by (used in) investing activities	377	(178)	(545)
Financing activities:
Common stock purchases	(400)	(128)	(606)
Common stock withheld to settle employee tax obligations	(54)	(53)	(8)
Contingent consideration liabilities settled	(20)	(20)	—
Proceeds from senior notes offering, net of issuance costs	—	740	1,429
Repayment of senior notes	—	(723)	(338)
Repayment of term loan facility	—	—	(600)
Proceeds from borrowings under term loan facility	—	—	380
Cash paid for partial termination of warrants	—	—	(30)
Cash paid for partial settlement of conversion option	—	—	(27)
Cash received for partial settlement of call option	—	—	27
Repayment of principal amount of convertible notes	—	—	(12)
Other, net	33	1	2
Net cash (used in) provided by financing activities	(441)	(183)	217
Net increase (decrease) in cash and cash equivalents	55	(301)	(261)
Cash and cash equivalents at beginning of period	274	575	836
Cash and cash equivalents at end of period	$329	$274	$575
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
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to our subsidiaries pursuant to administrative services agreements that include, but are not limited to, information technology, product development
Molina Healthcare, Inc. 2022 Form 10-K | 83

and administration, underwriting, claims processing, customer service, certain care management services, human resources, marketing, purchasing, risk management, actuarial, finance, accounting, compliance, legal and public relations. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2022, 2021, and 2020 for these services amounted to $1,826 million, $1,496 million, and $1,208 million, respectively, and are included in operating revenue.
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

Molina Healthcare, Inc. 2022 Form 10-K | 84

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
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level. In addition, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (“GAAP”) for each of the periods presented herein.
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
Management concluded that we maintained effective internal control over financial reporting as of December 31, 2022, based on criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Ernst & Young, LLP, the independent registered public accounting firm who audited our Consolidated Financial Statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Molina Healthcare, Inc. 2022 Form 10-K | 85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Molina Healthcare, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 13, 2023, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 13, 2023

Molina Healthcare, Inc. 2022 Form 10-K | 86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2023, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Incurred but not paid (IBNP) claims reverses

Description of the matter
As of December 31, 2022, the Company’s liability for fee-for-service claims incurred but not paid (“IBNP”), comprised $2,597 million of the $3,528 million of Medical Claims and Benefits Payable. The Company’s IBNP liability is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns, and assumed health care cost trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.

Molina Healthcare, Inc. 2022 Form 10-K | 87

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
Los Angeles, California
February 13, 2023
Molina Healthcare, Inc. 2022 Form 10-K | 88

OTHER INFORMATION
None.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), and is incorporated herein by reference. This information will be included in the following sections of the 2023 Proxy Statement:
•PROPOSAL 1 - Election of Directors
•Information About Director Nominees
•Information About Directors Continuing in Office
•Additional Information About Directors
•Corporate Governance and Board of Directors Matters
•Information About the Executive Officers of the Company
•Section 16(a) Beneficial Ownership Reporting Compliance
Information relating to our Code of Business Conduct and Ethics and compliance with Section 16(a) of the Exchange Act will be set forth in the 2023 Proxy Statement and is incorporated herein by reference. To the extent permissible under NYSE rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Investor Information—Corporate Governance” at molinahealthcare.com.
EXECUTIVE COMPENSATION
Information required by Item 11 of Part III will be included in the 2023 Proxy Statement in the section entitled “Executive Compensation,” and is incorporated herein by reference.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by Item 12 of Part III will be included in the 2023 Proxy Statement in the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III will be included in the 2023 Proxy Statement in the sections entitled “Related Party Transactions,” and “Corporate Governance and Board of Directors Matters—Director Independence,” and is incorporated herein by reference.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Los Angeles, CA, Auditor Firm ID: 42.
Information required by Item 14 of Part III will be included in the 2023 Proxy Statement in the section entitled “Fees Paid to Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Molina Healthcare, Inc. 2022 Form 10-K | 89

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

Molina Healthcare, Inc. 2022 Form 10-K | 90

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 2023.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Zubretsky
Joseph M. Zubretsky
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 13, 2023.

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
Richard C. Zoretic
Molina Healthcare, Inc. 2022 Form 10-K | 91

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
Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 8, 2020
*10.2	2019 Employee Stock Purchase Plan	Filed as Appendix C to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2019
*10.3	Molina Healthcare, Inc. 2019 Equity Incentive Plan	Filed as Appendix B to registrant’s Definitive Proxy Statement on Form DEF 14A filed March 25, 2019
*10.4	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed July 31, 2019
Molina Healthcare, Inc. 2022 Form 10-K | 92

Number	Description	Method of Filing
*10.5	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed July 31, 2019
*10.6	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed July 31, 2019
*10.7	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed July 31, 2019
*10.8	Molina Healthcare, Inc. Second Amended and Restated Change in Control Severance Plan	Filed as Exhibit 10.14 to registrant’s Form 10-K filed February 16, 2021
*10.9	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007
*10.10	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2022)	Filed as Exhibit 10.10 to registrant’s Form 10-K filed February 14, 2022
*10.11	Employment Agreement with Jeff Barlow dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013
*10.12	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013
*10.13	Amended and Restated Employment Agreement, dated September 8, 2021, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed September 9, 2021
*10.14	Amendment of Employment Agreement, dated February 16, 2022, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 16, 2022
+10.15	Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.36 to registrant’s Form 10-K filed February 19, 2019
10.16	First Amendment, dated August 1, 2019, to the Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 30, 2019
+10.17	Change Request #7 to the Master Services Agreement dated February 2, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 27, 2022
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith
Molina Healthcare, Inc. 2022 Form 10-K | 93

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
**	Certain portions of this agreement have been omitted in accordance with Item 601(b)(10) of Regulation S-K. A copy of any omitted portion will be furnished to the Securities and Exchange Commission upon request.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “[redacted]”.

Molina Healthcare, Inc. 2022 Form 10-K | 94