Form 10-Q
period 2023-03-31
MOLINA HEALTHCARE, INC.
filed 2023-04-27
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 21, 2023, was approximately 58,300,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2023	2022

	(Dollars in millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$7,885	$7,531
Premium tax revenue	172	208
Investment income	71	11
Other revenue	21	20
Total revenue	8,149	7,770
Operating expenses:
Medical care costs	6,871	6,563
General and administrative expenses	591	571
Premium tax expenses	172	208
Depreciation and amortization	44	40
Other	16	16
Total operating expenses	7,694	7,398
Operating income	455	372
Other expenses, net:
Interest expense	28	28
Total other expenses, net	28	28
Income before income tax expense	427	344
Income tax expense	106	86
Net income	$321	$258

Net income per share - Basic	$5.58	$4.45
Net income per share - Diluted	$5.52	$4.39

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2023	2022

	(In millions) (Unaudited)
Net income	$321	$258
Other comprehensive gain (loss):
Unrealized investment gain (loss)	46	(100)
Less: effect of income taxes	11	(24)
Other comprehensive gain (loss), net of tax	35	(76)
Comprehensive income	$356	$182

See accompanying notes.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,554	$4,006
Investments	3,810	3,499
Receivables	2,536	2,302
Prepaid expenses and other current assets	259	277
Total current assets	11,159	10,084
Property, equipment, and capitalized software, net	274	259
Goodwill, and intangible assets, net	1,369	1,390
Restricted investments	242	238
Deferred income taxes	208	220
Other assets	119	123
Total assets	$13,371	$12,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3,824	$3,528
Amounts due government agencies	2,349	2,079
Accounts payable, accrued liabilities and other	787	889
Deferred revenue	654	359
Total current liabilities	7,614	6,855
Long-term debt	2,177	2,176
Finance lease liabilities	204	215
Other long-term liabilities	88	104
Total liabilities	10,083	9,350
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 58 million shares at March 31, 2023 and December 31, 2022	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	296	328
Accumulated other comprehensive loss	(125)	(160)
Retained earnings	3,117	2,796
Total stockholders’ equity	3,288	2,964
Total liabilities and stockholders’ equity	$13,371	$12,314

See accompanying notes.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2022	58	$—	$328	$(160)	$2,796	$2,964
Net income	—	—	—	—	321	321
Other comprehensive income, net	—	—	—	35	—	35
Share-based compensation	—	—	(32)	—	—	(32)
Balance at March 31, 2023	58	$—	$296	$(125)	$3,117	$3,288

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2021	58	$—	$236	$(5)	$2,399	$2,630
Net income	—	—	—	—	258	258
Other comprehensive loss, net	—	—	—	(76)	—	(76)
Share-based compensation	1	—	(18)	—	—	(18)
Balance at March 31, 2022	59	$—	$218	$(81)	$2,657	$2,794
See accompanying notes.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022

	(In millions) (Unaudited)
Operating activities:
Net income	$321	$258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	40
Deferred income taxes	1	16
Share-based compensation	25	34
Other, net	5	(8)
Changes in operating assets and liabilities:
Receivables	(234)	21
Prepaid expenses and other current assets	7	(32)
Medical claims and benefits payable	296	263
Amounts due government agencies	270	137
Accounts payable, accrued liabilities and other	(215)	(81)
Deferred revenue	295	(352)
Income taxes	101	67
Net cash provided by operating activities	916	363
Investing activities:
Purchases of investments	(646)	(403)
Proceeds from sales and maturities of investments	371	513
Purchases of property, equipment and capitalized software	(32)	(23)
Other, net	5	(13)
Net cash (used in) provided by investing activities	(302)	74
Financing activities:
Common stock withheld to settle employee tax obligations	(58)	(52)
Contingent consideration liabilities settled	—	(20)
Other, net	(7)	(5)
Net cash used in financing activities	(65)	(77)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	549	360
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,048	4,506
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,597	$4,866

Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023

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
As of March 31, 2023, we served approximately 5.3 million members eligible for government-sponsored healthcare programs, located across 19 states.
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
Recent Developments
Indiana Procurement—Medicaid. In March 2023, we announced that the Indiana Department of Administration has recommended that contract negotiations begin with our Indiana health plan. Under the proposed contract with the Indiana Family and Social Services Administration (“FSSA”), we are expected to provide risk-based managed care long term services and supports as part of the Indiana Pathways for Aging LTSS program pursuant to the request for proposal issued by FSSA in February 2022. The new contract is expected to have an initial four-year term, with the potential for two one-year renewal terms.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the entire year ending December 31, 2023.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2022. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in our December 31, 2022, audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2022.
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

Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 7

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

	March 31,
	2023	2022

	(In millions)
Cash and cash equivalents	$4,554	$4,804
Restricted cash and cash equivalents	43	62
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,597	$4,866

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

	March 31, 2023	December 31, 2022

	(In millions)
Government receivables	$1,896	$1,702
Pharmacy rebate receivables	275	291
Other	365	309
Total	$2,536	$2,302

Premium Revenue Recognition and Amounts Due Government Agencies
Premium revenue is generated from our contracts with state and federal agencies, in connection with our participation in the Medicaid, Medicare, and Marketplace programs. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. State Medicaid programs and the federal Medicare program periodically adjust premium rates, including certain components of premium revenue that are subject to accounting estimates and are described below, and in our 2022 Annual Report on Form 10-K, Note 2, “Significant Accounting Policies,” under “Contractual Provisions That May Adjust or Limit Revenue or Profit,” and “Quality Incentives.”
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 8

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

	March 31, 2023	December 31, 2022

	(In millions)
Medicaid program:
Minimum MLR, corridors, and profit sharing	$1,302	$1,145
Other premium adjustments	557	482
Medicare program:
Minimum MLR and profit sharing	85	84
Risk adjustment and Part D risk sharing	61	76
Other premium adjustments	27	27
Marketplace program:
Risk adjustment	278	230
Minimum MLR	1	2
Other premium adjustments	38	33
Total amounts due government agencies	$2,349	$2,079

Medicaid Program
Minimum MLR and Medical Cost Corridors. A portion of our premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may refund premiums or receive additional premiums, depending on whether amounts spent on medical care costs fall below or exceed defined thresholds. This includes remaining risk corridors that were enacted by various states in 2020 in response to the reduced demand for medical services stemming from COVID-19.
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
Marketplace Program
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score for all plan participants in a state (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score for all plan participants in a state (risk adjustment receivable). Under CMS rules, the Marketplace risk adjustment pool is budget neutral. We estimate our ultimate premium based on insurance policy year-to-date experience, and the data submitted and expected to be submitted to CMS, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of March 31, 2023, Marketplace risk adjustment estimated payables amounted to $278 million and estimated receivables amounted to $173 million, for a net payable of $105 million. As of December 31, 2022, Marketplace risk adjustment estimated payables amounted to $230 million and estimated receivables amounted to $135 million, for a net payable of $95 million.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 9

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

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2023	2022

	(In millions, except net income per share)
Numerator:
Net income	$321	$258
Denominator:
Shares outstanding at the beginning of the period	57.4	57.9
Weighted-average number of shares issued:
Stock-based compensation	0.1	0.1
Denominator for basic net income per share	57.5	58.0
Effect of dilutive securities: (1)
Stock-based compensation	0.5	0.7
Denominator for diluted net income per share	58.0	58.7

Net income per share - Basic (2)	$5.58	$4.45
Net income per share - Diluted (2)	$5.52	$4.39

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method.
(2)    Source data for calculations in thousands.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 10

4. Fair Value Measurements
We consider the carrying amounts of current assets and current liabilities to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions used to: a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, refer to our 2022 Annual Report on Form 10-K, Note 5, “Fair Value Measurements.”
Our financial instruments measured at fair value on a recurring basis at March 31, 2023, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,335	$—	$2,335	$—
Mortgage-backed securities	851	—	851	—
Asset-backed securities	323	—	323	—
Municipal securities	151	—	151	—
U.S. Treasury notes	123	—	123	—
Other	27	—	27	—
Total assets	$3,810	$—	$3,810	$—

Our financial instruments measured at fair value on a recurring basis at December 31, 2022, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,184	$—	$2,184	$—
Mortgage-backed securities	731	—	731	—
Asset-backed securities	288	—	288	—
Municipal securities	149	—	149	—
U.S. Treasury notes	105	—	105	—
Other	42	—	42	—
Total assets	$3,499	$—	$3,499	$—

Contingent consideration liabilities	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8

Contingent Consideration Liabilities
In the three months ended March 31, 2023, we paid $8 million in connection with our 2020 acquisition of certain assets of Passport Health Plan, Inc., which represented the final payment of the consideration due relating to an operating income guarantee. The amount paid in the three months ended March 31, 2023, has been presented in “Operating activities” in the accompanying consolidated statements of cash flows.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 11

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$793	$742	$792	$729
3.875% Notes due 2030	643	568	643	554
3.875% Notes due 2032	741	637	741	629
Total	$2,177	$1,947	$2,176	$1,912

5. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	March 31, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,428	$6	$99	$2,335
Mortgage-backed securities	897	2	48	851
Asset-backed securities	337	—	14	323
Municipal securities	160	—	9	151
U.S. Treasury notes	123	—	—	123
Other	29	—	2	27
Total	$3,974	$8	$172	$3,810

	December 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,303	$2	$121	$2,184
Mortgage-backed securities	787	—	56	731
Asset-backed securities	308	—	20	288
Municipal securities	160	—	11	149
U.S. Treasury notes	106	—	1	105
Other	45	—	3	42
Total	$3,709	$2	$212	$3,499

Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 12

The contractual maturities of our current investments as of March 31, 2023 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$280	$277
Due after one year through five years	2,340	2,245
Due after five years through ten years	455	443
Due after ten years	899	845
Total	$3,974	$3,810

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains were insignificant for the three months ended March 31, 2023, and 2022. Gross realized investments losses amounted to $10 million in the three months ended March 31, 2023, and were reclassified into earnings from other comprehensive income on a net-of-tax basis. Gross realized investment losses were insignificant in the three months ended March 31, 2022.
We have determined that unrealized losses at March 31, 2023, and December 31, 2022, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of March 31, 2023:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$719	$15	480	$1,107	$84	510
Mortgage-backed securities	257	6	144	467	42	228
Asset-backed securities	134	2	76	133	12	73
Municipal securities	48	1	28	83	8	105
Other	8	1	9	10	1	7
Total	$1,166	$25	737	$1,800	$147	923
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

Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 13

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
We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $242 million at March 31, 2023, of which $123 million will mature in one year or less, $111 million will mature in one through five years, and $8 million will mature after five years.

6. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	March 31, 2023	December 31, 2022

	(In millions)
Claims incurred but not paid (“IBNP”)	$2,589	$2,597
Pharmacy payable	233	206
Capitation payable	95	94
Other	907	631
Total	$3,824	$3,528

“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $493 million and $228 million as of March 31, 2023, and December 31, 2022, respectively.
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

	Three Months Ended March 31, 2023
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,815	$452	$261	$3,528
Components of medical care costs related to:
Current year	5,865	934	370	7,169
Prior years	(250)	(14)	(34)	(298)
Total medical care costs	5,615	920	336	6,871
Payments for medical care costs related to:
Current year	3,728	542	217	4,487
Prior years	1,822	369	167	2,358
Total paid	5,550	911	384	6,845
Acquired balances, net of post-acquisition adjustments	—	—	—	—
Change in non-risk and other provider payables	270	—	—	270
Medical claims and benefits payable, ending balance	$3,150	$461	$213	$3,824

Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 14

	Three Months Ended March 31, 2022
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,580	$404	$379	$3,363
Components of medical care costs related to:
Current year	5,424	840	505	6,769
Prior years	(154)	(25)	(27)	(206)
Total medical care costs	5,270	815	478	6,563
Payments for medical care costs related to:
Current year	3,402	465	330	4,197
Prior years	1,633	306	260	2,199
Total paid	5,035	771	590	6,396
Acquired balances, net of post-acquisition adjustments	(25)	—	—	(25)
Change in non-risk and other provider payables	93	3	—	96
Medical claims and benefits payable, ending balance	$2,883	$451	$267	$3,601

Our estimates of medical claims and benefits payable recorded at December 31, 2022, and 2021 developed favorably by approximately $298 million and $206 million as of March 31, 2023, and 2022, respectively.
The favorable prior year development recognized in the three months ended March 31, 2023 was primarily due to lower than expected utilization of medical services by our members and improved operating performance. Consequently, the ultimate costs recognized in 2023, as claims payments were processed, were lower than our estimates in 2022.

7. Debt
The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	March 31, 2023	December 31, 2022

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
Deferred debt issuance costs	(23)	(24)
Total	$2,177	$2,176

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
Effective April 26, 2023, we amended the Credit Agreement to transition from the use of the London Interbank Offered Rate, or LIBOR, to the Secured Overnight Financing Rate, or SOFR, as a benchmark interest rate used in the Credit Agreement.
We have other relationships, including financial advisory and banking, with some parties to the Credit Agreement.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 15

The Credit Agreement contains customary non-financial and financial covenants. As of March 31, 2023, we were in compliance with all financial and non-financial covenants under the Credit Agreement. As of March 31, 2023, no amounts were outstanding under the Credit Facility.
For an understanding of the terms and provisions of the Credit Agreement, reference should be made to the copy of the agreement attached as Exhibit 10.1 to this Form 10-Q and incorporated by reference herein.
Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of the parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. In addition, each of the indentures governing the senior notes contain customary non-financial covenants and change of control provisions. As of March 31, 2023, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We had $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of March 31, 2023, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We had $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of March 31, 2023, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We had $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of March 31, 2023, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

8. Segments
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
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 16

The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended March 31,
	2023	2022

	(In millions)
Total revenue:
Medicaid	$6,578	$6,187
Medicare	1,056	949
Marketplace	497	616
Other	18	18
Total	$8,149	$7,770

The following table reconciles margin by segment to consolidated income before income taxes.

	Three Months Ended March 31,
	2023	2022

	(In millions)
Margin:
Medicaid	$734	$710
Medicare	126	128
Marketplace	154	130
Other	2	3
Total margin	1,016	971
Add: other operating revenues (1)	246	221
Less: other operating expenses (2)	(807)	(820)
Operating income	455	372
Other expenses, net	28	28
Income before income tax expense	$427	$344

______________________
(1)Other operating revenues include premium tax revenue, investment income, and other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, and other operating expenses.
9. Commitments and Contingencies
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
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 17

Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. On September 9, 2022, the Kentucky Court of Appeals ruled that, with regard to the earlier Circuit Court ruling granting Anthem relief, the Circuit Court should not have invalidated the 2020 procurement and thus should not have awarded a contract to Anthem. Anthem sought discretionary review by the Kentucky Supreme Court of the ruling by the Court of Appeals. On April 19, 2023, the Kentucky Supreme Court granted Anthem’s request for discretionary review and ordered legal briefing. Pending further Court order, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract.
Puerto Rico. On August 13, 2021, Molina Healthcare of Puerto Rico, Inc. (“MHPR”) filed a complaint with the Commonwealth of Puerto Rico, Court of First Instance, San Juan (State Court) asserting, among other claims, breach of contract against Puerto Rico Health Insurance Administration (“ASES”). On September 13, 2021, ASES filed a counterclaim and a third-party complaint against MHPR and the Company. This matter remains subject to significant additional proceedings, and no prediction can be made as to the outcome.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “guidance,” “future,” “anticipates,” “believes,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our 2022 Annual Report on Form 10-K, including without limitation risks related to the following matters:
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
•the constantly evolving market dynamics surrounding the Affordable Care Act (“ACA”) Marketplaces, including issues impacting enrollment, special enrollment periods, member choice, risk adjustment estimates and results, Marketplace plan insolvencies or receiverships, and the potential for disproportionate enrollment of higher acuity members;
•the success of our efforts to retain existing or awarded government contracts, the success of our bid submissions in response to requests for proposal, and our ability to identify merger and acquisition targets to support our continued growth over time;
•the success of the scaling up of our operations in California, Iowa, Nebraska, and Indiana in connection with our recent request for proposal (“RFP”) wins;
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
•the impact of our transition to a permanent remote work environment, including any associated impairment charges or contract termination costs;
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
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 19

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
Readers should refer to the section entitled “Risk Factors” in our 2022 Annual Report on Form 10-K, for a discussion of certain risk factors that could materially affect our business, financial condition, cash flows, or results of operations. Given these risks and uncertainties, we can give no assurance that any results or events projected or contemplated by our forward-looking statements will in fact occur.
This Quarterly Report on Form 10-Q and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our 2022 Annual Report on Form 10-K.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 20

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company (currently ranked 125), provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.3 million members as of March 31, 2023, located across 19 states.
FIRST QUARTER 2023 HIGHLIGHTS
We reported net income of $321 million, or $5.52 per diluted share, for the first quarter of 2023, which reflected the following:
•Membership increased 181,000, or 4%, compared with March 31, 2022, and increased sequentially by 8,000 compared to December 31, 2022;
•Premium revenue of $7.9 billion increased 5% compared with the first quarter of 2022, reflecting the increased organic membership in Medicaid and Medicare, and the impact of acquisitions, partially offset by the impact of expected attrition in Marketplace membership;
•Consolidated medical care ratio (“MCR”) was 87.1%, consistent with the first quarter of 2022, which we believe demonstrates continued strong operating performance;
•General and administrative expense (“G&A”) ratio of 7.2%, which improved compared with 7.4% in the first quarter of 2022, reflecting the benefits of scale produced by our increase in revenue and disciplined cost management; and
•After-tax margin of 3.9%, which was in line with our expectations.

Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 21

CONSOLIDATED FINANCIAL SUMMARY

	Three Months Ended March 31,
	2023	2022

	(In millions, except per-share amounts)
Premium revenue	$7,885	$7,531
Less: medical care costs	6,871	6,563
Medical margin	1,014	968
MCR (1)	87.1%	87.1%

Other revenues:
Premium tax revenue	172	208
Investment income	71	11
Other revenue	21	20

General and administrative expenses	591	571
G&A ratio (2)	7.2%	7.4%

Premium tax expenses	172	208
Depreciation and amortization	44	40
Other	16	16
Operating income	455	372
Interest expense	28	28
Income before income tax expense	427	344
Income tax expense	106	86
Net income	$321	$258

Net income per share – Diluted	$5.52	$4.39

Diluted weighted average shares outstanding	58.0	58.7

Other Key Statistics
Ending membership	5.3	5.1
Effective income tax rate	25.0%	25.0%
After-tax margin (3)	3.9%	3.3%

________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the first quarter of 2023 amounted to $321 million, or $5.52 per diluted share, compared with $258 million, or $4.39 per diluted share, in the first quarter of 2022. The 24% increase in net income is consistent with the improvement in operating income, which increased to $455 million in the first quarter of 2023, compared with $372 million in the first quarter of 2022.
The improvement in operating income was mainly due to membership growth that drove higher premium revenues, and medical margin, and increased investment income.
PREMIUM REVENUE
Premium revenue increased $354 million, or 5%, in the first quarter of 2023, when compared with the first quarter of 2022. The higher premium revenue reflects increased organic membership in the Medicaid and Medicare segments and the impact of our recent acquisitions, partially offset by a decline in the Marketplace segment.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 22

MEDICAL CARE RATIO
The consolidated MCR in the first quarter of 2023 was 87.1%, and was consistent with the first quarter of 2022. The Medicaid and Medicare MCRs increased slightly, while the Marketplace MCR decreased.
The prior year reserve development in the first quarter of 2023 was favorable, but its impact on earnings was mostly absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.1% and 2.7% for the first quarter of 2023 and 2022, respectively. The current year ratio decrease was mainly due to changes in business mix.
INVESTMENT INCOME
Investment income increased to $71 million in the first quarter of 2023, compared with $11 million in the first quarter of 2022, mainly due to an increase in interest rates and, to a lesser extent, higher levels of invested assets.
OTHER REVENUE
Other revenue amounted to $21 million in the first quarter of 2023, compared with $20 million in the first quarter of 2022. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio was 7.2% in the first quarter of 2023, compared with 7.4% in the first quarter of 2022, mainly reflecting the benefits of scale produced by our increase in revenue and continued disciplined cost management, net of deployment costs for new business implementation associated with our recent contract wins that will start in mid-2023 and January 2024.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased to $44 million in the first quarter of 2023, compared with $40 million in the first quarter of 2022, due primarily to amortization associated with the AgeWell acquisition completed in the fourth quarter of 2022.
OTHER OPERATING EXPENSES
Other operating expenses totaled $16 million in the first quarter of 2023 and were consistent with the first quarter of 2022. Other operating expenses mainly include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense totaled $28 million in the first quarter of 2023 and was consistent with the first quarter of 2022.
INCOME TAXES
Income tax expense amounted to $106 million in the first quarter of 2023, or 25.0% of pretax income, compared with income tax expense of $86 million, or 25.0% of pretax income in the first quarter of 2022.

TRENDS AND UNCERTAINTIES
COVID-19 PANDEMIC
Federal Economic Stabilization and Other Programs
On January 30, 2023, the Biden Administration issued a Statement of Administration Policy declaring its intent to end the PHE on May 11, 2023. While the Consolidated Appropriations Act of 2023 decoupled Medicaid eligibility redeterminations from the PHE, there are several other healthcare programs tied to the PHE which will be impacted by this change in policy. These include coverage of COVID-19 testing and vaccines, changes to the Medicare fee schedule for COVID-related treatments, and free coverage of at-home COVID-19 diagnostic tests. Upon the end of the PHE on May 11, 2023, per federal statutory and regulatory requirements, some of these policies will end immediately, some will continue for the rest of 2023 or through 2024, and some will remain in place permanently.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 23

Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we added approximately 800,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The recently passed Consolidated Appropriations Act of 2023 authorizes states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, Medicaid enrollment continued to benefit from the pause on membership redeterminations through March 31, 2023, and then is expected to decline as states resume normal enrollment and renewal operations on April 1, 2023. We expect to retain approximately half the membership gained since March 31, 2020 through a variety of well-established operational protocols where allowed.
OTHER RECENT DEVELOPMENTS
Indiana Procurement—Medicaid. In March 2023, we announced that the Indiana Department of Administration has recommended that contract negotiations begin with our Indiana health plan. Under the proposed contract with the Indiana Family and Social Services Administration (“FSSA”), we are expected to provide risk-based managed care long term services and supports as part of the Indiana Pathways for Aging LTSS program pursuant to the request for proposal issued by FSSA in February 2022. The new contract is expected to have an initial four-year term, with the potential for two one-year renewal terms.
For a discussion of additional segment trends, uncertainties and other developments, refer to our 2022 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”

REPORTABLE SEGMENTS
As of March 31, 2023, we served approximately 5.3 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
Management’s discussion and analysis of the change in medical margin is discussed below under “Segment Financial Performance.” For more information, see Notes to Consolidated Financial Statements, Note 8, “Segments.”
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 24

SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	March 31,	December 31,	March 31,
	2023	2022	2022
Medicaid	4,834,000	4,754,000	4,566,000
Medicare	161,000	156,000	148,000
Marketplace	271,000	348,000	371,000
Total	5,266,000	5,258,000	5,085,000

SEGMENT FINANCIAL PERFORMANCE
The following table summarizes premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2023			2022
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$6,349	$734	88.4%	$5,980	$710	88.1%
Medicare	1,046	126	88.0	943	128	86.5
Marketplace	490	154	68.6	608	130	78.6
Total	$7,885	$1,014	87.1%	$7,531	$968	87.1%

Medicaid
Medicaid premium revenue increased $369 million, or 6%, in the first quarter of 2023, when compared with the first quarter of 2022. The increase was mainly due to organic membership growth and the impact from the AgeWell acquisition that closed in the fourth quarter of 2022, partially offset by the impact of minimum MLR and medical cost corridors. Excluding the AgeWell acquisition, membership growth was across several states and was mainly driven by the extension of the PHE period and the associated suspension of membership redeterminations due to COVID-19.
The medical margin in our Medicaid program increased $24 million, or 3%, in the first quarter of 2023 when compared with the first quarter of 2022. The increase was driven by increased premium revenues and margin associated with the membership growth discussed above, partially offset by an increase in the MCR.
The Medicaid MCR increased to 88.4% in the first quarter of 2023, from 88.1% in the first quarter of 2022, or 30 basis points. The increase was mainly attributable to certain state rate actions and retrospective premium adjustments, and changes in business mix, partially offset by improved operations, including medical cost management. The Medicaid MCR for the first quarter of 2023 is consistent with our long-term target range.
Medicare
Medicare premium revenue increased $103 million, or 11%, in the first quarter of 2023 when compared to the first quarter of 2022. The increase was primarily due to the impact of MAPD and D-SNP membership expansion, including organic membership growth in existing states.
The medical margin for Medicare decreased $2 million in the first quarter of 2023, when compared with the first quarter of 2022, mainly due to the increase in MCR discussed below, partially offset by the increase in premium revenues.
The Medicare MCR increased to 88.0% in the first quarter of 2023, from 86.5% in the first quarter of 2022, or 150 basis points. The increase was primarily driven by higher non-COVID utilization and the impact of lower risk-adjusted premiums associated with first year MAPD members, partially offset by higher risk scores on renewing members that more closely reflect the acuity of our membership, and strong medical cost management. The Medicare MCR for the first quarter of 2023 is within our long-term target range.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 25

Marketplace
Marketplace premium revenue in the first quarter of 2023 decreased $118 million, compared with the first quarter of 2022, mainly due to an expected reduction in membership, partially offset by an increase in premium revenue PMPM. Our Marketplace membership as of March 31, 2023 amounted to 271,000 members, representing a decline of 77,000 members compared to December 31, 2022, which is in line with our product and pricing strategy to achieve our target margins in this segment. The increase in premium revenue PMPM is consistent with the product and pricing strategy.
The Marketplace medical margin increased $24 million in the first quarter of 2023, when compared with the first quarter of 2022, primarily due to the decrease in the MCR discussed below, partially offset by the decrease in membership and premiums.
The Marketplace MCR decreased to 68.6% in the first quarter of 2023, from 78.6% in the first quarter of 2022. The decrease resulted mainly from our product and pricing strategy to achieve our target margins and a favorable change in the 2022 risk adjustment payable, partially offset by changes in membership mix discussed above. Our first quarter Marketplace MCR was significantly below full year expectations, but consistent with seasonality patterns. Silver metal tier products incur less MCR seasonality than bronze metal tier products due to lower deductibles.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations in the first quarters of 2023 and 2022, respectively.

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
A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the three months ended March 31, 2023, the parent company received $100 million in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
The parent company may also contribute capital to the regulated health plan subsidiaries to satisfy minimum statutory net worth requirements, including funding for newer health plans. In the three months ended March 31, 2023, the parent company contributed capital in the aggregate amount of $16 million, to certain of the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $283 million and $375 million as of March 31, 2023, and December 31, 2022, respectively. The decrease as of March 31, 2023, was primarily due to the timing of corporate payments and capital contributions to regulated health plan subsidiaries, partially offset by dividends received from regulated health plan subsidiaries.
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
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 26

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
Cash Flow Activities
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2023	2022	Change

	(In millions)
Net cash provided by operating activities	$916	$363	$553
Net cash (used in) provided by investing activities	(302)	74	(376)
Net cash used in financing activities	(65)	(77)	12
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$549	$360	$189

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
Net cash provided by operations for the three months ended March 31, 2023 was $916 million, compared with $363 million in the three months ended March 31, 2022. The $553 million increase in cash flow was due to the net impact of timing differences in government receivables and payables and the growth in operations and net earnings.
Investing Activities
Net cash used in investing activities was $302 million in the three months ended March 31, 2023, compared with $74 million cash provided by investing activities in the three months ended March 31, 2022, a decrease in cash flow of $376 million. This decrease in cash flow was primarily due to the net activity of proceeds and purchases of investments in the three months ended March 31, 2023.
Financing Activities
Net cash used in financing activities was $65 million in the three months ended March 31, 2023, compared with $77 million used in the three months ended March 31, 2022, an increase in cash flow of $12 million. In the three months ended March 31, 2023, financing cash outflows included $58 million for common stock withheld to settle employee tax obligations. In the three months ended March 31, 2022, financing cash outflows included $52 million for common stock withheld to settle employee tax obligations. Additionally, we paid $20 million in the three months ended March 31, 2022, to settle contingent consideration liabilities.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under the Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 27

On a consolidated basis, at March 31, 2023, our working capital was $3.5 billion, compared with $3.2 billion at December 31, 2022. At March 31, 2023, our cash and investments amounted to $8.6 billion, compared with $7.7 billion at December 31, 2022. A significant portion of our portfolio is held in cash and cash equivalents and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale decreased to $164 million at March 31, 2023 compared to $210 million at December 31, 2022. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.2 billion at March 31, 2023, compared with $2.3 billion at December 31, 2022. The aggregate capital and surplus of our regulated, wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our regulated, wholly owned subsidiaries without prior approval by regulatory authorities as of March 31, 2023, was approximately $270 million in the aggregate. These subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of March 31, 2023, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of March 31, 2023, we were in compliance with all financial and non-financial covenants under the Credit Agreement and the indentures governing our senior notes.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Potential Impact of COVID-19 Pandemic. Excluding acquisitions and our exit from Puerto Rico, we added approximately 800,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The recently passed Consolidated Appropriations Act of 2023 authorizes states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, Medicaid enrollment continued to benefit from the pause on membership redeterminations through March 31, 2023, and then is expected to decline as states resume normal enrollment and renewal operations on April 1, 2023. We expect to retain approximately half the membership gained since March 31, 2020 through a variety of well-established operational protocols where allowed.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes.
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 28

Credit Agreement Borrowing Capacity. As of March 31, 2023, we had available borrowing capacity of $1 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as our consolidated net leverage ratio is not greater than a defined maximum. See further discussion in the Notes to Consolidated Financial Statements, Note 7, “Debt.”
Future Uses
Common Stock Purchases. In November 2022, our board of directors authorized the purchase of up to $500 million, in the aggregate, of our common stock. This new program, which superseded the stock purchase program approved by our board of directors in September 2021, will be funded with cash on hand and extends through December 31, 2023. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of March 31, 2023, $300 million remained available to purchase our common stock under this program through December 31, 2023.
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

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2022, was disclosed in our 2022 Annual Report on Form 10-K.
There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2023.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates based on assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the three months ended March 31, 2023 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.
•Contractual provisions that may adjust or limit revenue or profit. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Quality incentives. In the three months ended March 31, 2023, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.
•Business combinations, goodwill, and intangible assets, net. In the three months ended March 31, 2023, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.

Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 29

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2023, the fair value of our fixed income investments would decrease by approximately $95 million. Declines in interest rates over time will reduce our investment income.
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
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 9, “Commitments and Contingencies.”

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision with respect to our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the caption “Risk Factors,” in our 2022 Annual Report on Form 10-K. The risk factors described in our 2022 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, results of operations, or stock price.

Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 30

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the first quarter of 2023, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	1,000	$329.36	—	$300,000,000
February 1 - February 28	—	$—	—	$300,000,000
March 1 - March 31	211,000	$273.80	—	$300,000,000
Total	212,000	$273.94	—

_______________________
(1)During the first quarter of 2023, we withheld approximately 212,000 shares of common stock, to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to our 2022 Annual Report on Form 10-K, Note 13, “Stockholders' Equity.”
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 31

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
10.1
First Amendment to Credit Agreement, dated as of April 26, 2023, by and between Molina Healthcare, Inc. and Truist Bank, in its capacity as Administrative Agent, including the amended and restated Credit Agreement attached as Exhibit A thereto, and the amended and restated Exhibits 2.3 and 2.7 to the Credit Agreement, each attached as Exhibit B thereto.
Filed herewith.
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith.

Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	April 27, 2023	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 27, 2023	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. March 31, 2023 Form 10-Q | 33