Form 10-Q
period 2023-06-30
MOLINA HEALTHCARE, INC.
filed 2023-07-27
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 21, 2023, was approximately 58,300,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$8,042	$7,799	$15,927	$15,330
Premium tax revenue	169	215	341	423
Investment income	97	22	168	33
Other revenue	19	18	40	38
Total revenue	8,327	8,054	16,476	15,824
Operating expenses:
Medical care costs	7,038	6,872	13,909	13,435
General and administrative expenses	618	551	1,209	1,122
Premium tax expenses	169	215	341	423
Depreciation and amortization	42	44	86	84
Other	17	11	33	27
Total operating expenses	7,884	7,693	15,578	15,091
Operating income	443	361	898	733
Other expenses, net:
Interest expense	27	27	55	55
Total other expenses, net	27	27	55	55
Income before income tax expense	416	334	843	678
Income tax expense	107	86	213	172
Net income	$309	$248	$630	$506

Net income per share - Basic	$5.37	$4.29	$10.95	$8.74
Net income per share - Diluted	$5.35	$4.25	$10.87	$8.63

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions) (Unaudited)
Net income	$309	$248	$630	$506
Other comprehensive (loss) gain:
Unrealized investment (loss) gain	(29)	(62)	17	(162)
Less: effect of income taxes	(8)	(15)	3	(39)
Other comprehensive (loss) gain, net of tax	(21)	(47)	14	(123)
Comprehensive income	$288	$201	$644	$383

See accompanying notes.
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,910	$4,006
Investments	3,886	3,499
Receivables	2,385	2,302
Prepaid expenses and other current assets	260	277
Total current assets	11,441	10,084
Property, equipment, and capitalized software, net	285	259
Goodwill, and intangible assets, net	1,348	1,390
Restricted investments	249	238
Deferred income taxes	220	220
Other assets	118	123
Total assets	$13,661	$12,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$3,677	$3,528
Amounts due government agencies	2,589	2,079
Accounts payable, accrued liabilities and other	857	889
Deferred revenue	414	359
Total current liabilities	7,537	6,855
Long-term debt	2,178	2,176
Finance lease liabilities	203	215
Other long-term liabilities	122	104
Total liabilities	10,040	9,350
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 58 million shares at June 30, 2023 and December 31, 2022	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	341	328
Accumulated other comprehensive loss	(146)	(160)
Retained earnings	3,426	2,796
Total stockholders’ equity	3,621	2,964
Total liabilities and stockholders’ equity	$13,661	$12,314

See accompanying notes.
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2022	58	$—	$328	$(160)	$2,796	$2,964
Net income	—	—	—	—	321	321
Other comprehensive income, net	—	—	—	35	—	35
Share-based compensation	—	—	(32)	—	—	(32)
Balance at March 31, 2023	58	—	296	(125)	3,117	3,288
Net income	—	—	—	—	309	309
Other comprehensive loss, net	—	—	—	(21)	—	(21)
Share-based compensation	—	—	45	—	—	45
Balance at June 30, 2023	58	$—	$341	$(146)	$3,426	$3,621

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2021	58	$—	$236	$(5)	$2,399	$2,630
Net income	—	—	—	—	258	258
Other comprehensive loss, net	—	—	—	(76)	—	(76)
Share-based compensation	1	—	(18)	—	—	(18)
Balance at March 31, 2022	59	—	218	(81)	2,657	2,794
Net income	—	—	—	—	248	248
Common stock purchases	(1)	—	(2)	—	(198)	(200)
Other comprehensive loss, net	—	—	—	(47)	—	(47)
Share-based compensation	—	—	35	—	—	35
Balance at June 30, 2022	58	$—	$251	$(128)	$2,707	$2,830
See accompanying notes.
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022

	(In millions) (Unaudited)
Operating activities:
Net income	$630	$506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	84
Deferred income taxes	(4)	3
Share-based compensation	55	57
Other, net	5	(6)
Changes in operating assets and liabilities:
Receivables	(83)	(43)
Prepaid expenses and other current assets	6	(64)
Medical claims and benefits payable	149	405
Amounts due government agencies	510	247
Accounts payable, accrued liabilities and other	(208)	(147)
Deferred revenue	55	(357)
Income taxes	202	46
Net cash provided by operating activities	1,403	731
Investing activities:
Purchases of investments	(924)	(1,413)
Proceeds from sales and maturities of investments	546	879
Purchases of property, equipment and capitalized software	(63)	(50)
Other, net	2	(7)
Net cash used in investing activities	(439)	(591)
Financing activities:
Common stock withheld to settle employee tax obligations	(59)	(53)
Common stock purchases	—	(200)
Contingent consideration liabilities settled	—	(20)
Other, net	4	5
Net cash used in financing activities	(55)	(268)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	909	(128)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,048	4,506
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,957	$4,378

Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023

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
As of June 30, 2023, we served approximately 5.2 million members eligible for government-sponsored healthcare programs, located across 19 states.
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
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); and populations such as the aged, blind or disabled (“ABD”); and regions or service areas.
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
Recent Developments
Iowa Procurement—Medicaid. Our new contract with the Iowa Department of Health and Human Services commenced on July 1, 2023, and offers health coverage to TANF, CHIP, ABD, LTSS and Medicaid Expansion beneficiaries. This new contract has a term of four years, with a potential for two two-year extensions.
Mississippi Procurement—Medicaid. In August 2022, we announced that our Mississippi health plan had been notified by the Mississippi Division of Medicaid (“DOM”) of its intent to award a Medicaid Coordinated Care Contract for its Mississippi Coordinated Access Program and Mississippi Children’s Health Insurance Program pursuant to the Request for Qualifications issued by DOM in December 2021. The four-year contract was expected to begin on July 1, 2023, but in the second quarter of 2023, DOM extended the existing contracts by an additional year. We now expect the four-year contract to commence July 1, 2024, and DOM has discretion to extend the new awards for an additional two years. The award enables us to continue serving Medicaid members across the state.
California Acquisition—Medicare. On June 30, 2023, we announced a definitive agreement to acquire 100% of the issued and outstanding capital stock of Brand New Day and Central Health Plan of California, each of which is a wholly owned subsidiary of Bright Health Company of California, Inc. The purchase price for the transaction is approximately $510 million, net of certain tax benefits, which we intend to fund with available funds including cash on hand. The transaction is subject to federal and state regulatory approvals, the solvency and continued operation as a going concern of Bright Health Group throughout the pre-closing period, and other closing conditions. We currently expect the transaction to close by the first quarter of 2024.
Indiana Procurement—Medicaid. In March 2023, we announced that the Indiana Department of Administration has recommended that contract negotiations begin with our Indiana health plan. Under the proposed contract with the Indiana Family and Social Services Administration (“FSSA”), we are expected to provide risk-based managed care long term services and supports as part of the Indiana Pathways for Aging LTSS program pursuant to the request for proposal issued by FSSA in February 2022. The new contract is expected to have an initial four-year term, with the potential for two, one-year renewal terms.
Wisconsin Acquisition—Medicaid and Medicare. On July 13, 2022, we announced a definitive agreement to acquire substantially all the assets of My Choice Wisconsin (“MCW”). The purchase price for the transaction is approximately $150 million, net of expected tax benefits and required regulatory capital, which we intend to fund
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 7

with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals, and the satisfaction of other customary closing conditions. We currently expect the transaction to close in the fourth quarter of 2023.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results for the entire year ending December 31, 2023.
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

	June 30,
	2023	2022

	(In millions)
Cash and cash equivalents	$4,910	$4,312
Restricted cash and cash equivalents	47	66
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,957	$4,378

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

	June 30, 2023	December 31, 2022

	(In millions)
Government receivables	$1,713	$1,702
Pharmacy rebate receivables	277	291
Other	395	309
Total	$2,385	$2,302

Premium Revenue Recognition and Amounts Due Government Agencies
Premium revenue is generated from our contracts with state and federal agencies, in connection with our participation in the Medicaid, Medicare, and Marketplace programs. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 8

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

	June 30, 2023	December 31, 2022

	(In millions)
Medicaid program:
Minimum MLR, corridors, and profit sharing	$1,381	$1,145
Other premium adjustments	682	482
Medicare program:
Minimum MLR and profit sharing	85	84
Risk adjustment and Part D risk sharing	65	76
Other premium adjustments	26	27
Marketplace program:
Risk adjustment	312	230
Minimum MLR	2	2
Other premium adjustments	36	33
Total amounts due government agencies	$2,589	$2,079

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
Marketplace Program
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score for all plan participants in a state (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score for all plan participants in a state (risk adjustment receivable). Under CMS rules, the Marketplace risk adjustment pool in each state is budget neutral. We estimate our ultimate premium based on insurance policy year-to-date experience, and the data submitted and expected to be submitted to CMS, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of June 30, 2023, Marketplace risk adjustment estimated payables
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 9

amounted to $312 million and estimated receivables amounted to $249 million, for a net payable of $63 million. As of December 31, 2022, Marketplace risk adjustment estimated payables amounted to $230 million and estimated receivables amounted to $135 million, for a net payable of $95 million.
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

Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 10

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions, except net income per share)
Numerator:
Net income	$309	$248	$630	$506
Denominator:
Shares outstanding at the beginning of the period	57.7	58.1	57.4	57.9
Weighted-average number of shares issued:
Stock-based compensation	—	—	0.2	0.2
Stock purchases	—	(0.3)	—	(0.2)
Denominator for basic net income per share	57.7	57.8	57.6	57.9
Effect of dilutive securities: (1)
Stock-based compensation	0.2	0.6	0.4	0.7
Denominator for diluted net income per share	57.9	58.4	58.0	58.6

Net income per share - Basic (2)	$5.37	$4.29	$10.95	$8.74
Net income per share - Diluted (2)	$5.35	$4.25	$10.87	$8.63

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
Our financial instruments measured at fair value on a recurring basis at June 30, 2023, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,454	$—	$2,454	$—
Mortgage-backed securities	855	—	855	—
Asset-backed securities	321	—	321	—
Municipal securities	152	—	152	—
U.S. Treasury notes	72	—	72	—
Other	32	—	32	—
Total assets	$3,886	$—	$3,886	$—

Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 11

Our financial instruments measured at fair value on a recurring basis at December 31, 2022, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,184	$—	$2,184	$—
Mortgage-backed securities	731	—	731	—
Asset-backed securities	288	—	288	—
Municipal securities	149	—	149	—
U.S. Treasury notes	105	—	105	—
Other	42	—	42	—
Total assets	$3,499	$—	$3,499	$—

Contingent consideration liabilities	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8

Contingent Consideration Liabilities
In the six months ended June 30, 2023, we paid $8 million in connection with our 2020 acquisition of certain assets of Passport Health Plan, Inc., which represented the final payment of the consideration due relating to an operating income guarantee. The amount paid in the six months ended June 30, 2023, has been presented in “Operating activities” in the accompanying consolidated statements of cash flows.
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$793	$735	$792	$729
3.875% Notes due 2030	643	558	643	554
3.875% Notes due 2032	742	625	741	629
Total	$2,178	$1,918	$2,176	$1,912

Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 12

5. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	June 30, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,563	$2	$111	$2,454
Mortgage-backed securities	911	—	56	855
Asset-backed securities	338	—	17	321
Municipal securities	161	—	9	152
U.S. Treasury notes	72	—	—	72
Other	34	—	2	32
Total	$4,079	$2	$195	$3,886

	December 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,303	$2	$121	$2,184
Mortgage-backed securities	787	—	56	731
Asset-backed securities	308	—	20	288
Municipal securities	160	—	11	149
U.S. Treasury notes	106	—	1	105
Other	45	—	3	42
Total	$3,709	$2	$212	$3,499

The contractual maturities of our current investments as of June 30, 2023 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$313	$307
Due after one year through five years	2,421	2,311
Due after five years through ten years	428	415
Due after ten years	917	853
Total	$4,079	$3,886

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains were insignificant for the six months ended June 30, 2023, and 2022. Gross realized investment losses amounted to $10 million in the six months ended June 30, 2023, and were reclassified into earnings from other comprehensive income on a net-of-tax basis. Gross realized investment losses were insignificant in the six months ended June 30, 2022.
We have determined that unrealized losses at June 30, 2023, and December 31, 2022, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 13

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of June 30, 2023:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$992	$21	561	$1,234	$90	627
Mortgage-backed securities	275	8	193	541	48	256
Asset-backed securities	144	2	88	164	15	86
Municipal securities	55	1	29	82	8	103
Other	18	1	19	10	1	8
Total	$1,484	$33	890	$2,031	$162	1,080
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
We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $249 million at June 30, 2023, of which $112 million will mature in one year or less, $131 million will mature in one through five years, and $6 million will mature after five years.

Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 14

6. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	June 30, 2023	December 31, 2022

	(In millions)
Claims incurred but not paid (“IBNP”)	$2,612	$2,597
Pharmacy payable	208	206
Capitation payable	130	94
Other	727	631
Total	$3,677	$3,528

“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $277 million and $228 million as of June 30, 2023, and December 31, 2022, respectively.
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

	Six Months Ended June 30, 2023
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,815	$452	$261	$3,528
Components of medical care costs related to:
Current year	11,585	1,857	738	14,180
Prior years	(241)	(6)	(24)	(271)
Total medical care costs	11,344	1,851	714	13,909
Payments for medical care costs related to:
Current year	9,184	1,430	552	11,166
Prior years	2,041	406	203	2,650
Total paid	11,225	1,836	755	13,816
Change in non-risk and other provider payables	58	(2)	—	56
Medical claims and benefits payable, ending balance	$2,992	$465	$220	$3,677

Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 15

	Six Months Ended June 30, 2022
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,580	$404	$379	$3,363
Components of medical care costs related to:
Current year	11,059	1,681	1,006	13,746
Prior years	(243)	(33)	(35)	(311)
Total medical care costs	10,816	1,648	971	13,435
Payments for medical care costs related to:
Current year	8,532	1,270	820	10,622
Prior years	1,801	330	280	2,411
Total paid	10,333	1,600	1,100	13,033
Acquired balances, net of post-acquisition adjustments	7	—	—	7
Change in non-risk and other provider payables	3	—	—	3
Medical claims and benefits payable, ending balance	$3,073	$452	$250	$3,775

Our estimates of medical claims and benefits payable recorded at December 31, 2022, and 2021 developed favorably by approximately $271 million and $311 million as of June 30, 2023, and 2022, respectively.
The favorable prior year development recognized in the six months ended June 30, 2023 was primarily due to lower than expected utilization of medical services by our members and improved operating performance. Consequently, the ultimate costs recognized in 2023, as claims payments were processed, were lower than our estimates in 2022.

7. Debt
The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	June 30, 2023	December 31, 2022

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
Deferred debt issuance costs	(22)	(24)
Total	$2,178	$2,176

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
The Credit Agreement contains customary non-financial and financial covenants. As of June 30, 2023, we were in compliance with all financial and non-financial covenants under the Credit Agreement. As of June 30, 2023, no amounts were outstanding under the Credit Facility.
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 16

Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of the parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. In addition, each of the indentures governing the senior notes contain customary non-financial covenants and change of control provisions. As of June 30, 2023, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We had $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of June 30, 2023, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We had $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of June 30, 2023, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We had $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of June 30, 2023, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

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
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Total revenue:
Medicaid	$6,728	$6,524	$13,306	$12,711
Medicare	1,055	963	2,111	1,912
Marketplace	524	549	1,021	1,165
Other	20	18	38	36
Total	$8,327	$8,054	$16,476	$15,824

Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 17

The following table reconciles margin by segment to consolidated income before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Margin:
Medicaid	$756	$755	$1,490	$1,465
Medicare	113	124	239	252
Marketplace	135	48	289	178
Other	3	3	5	6
Total margin	1,007	930	2,023	1,901
Add: other operating revenues (1)	265	237	511	458
Less: other operating expenses (2)	(829)	(806)	(1,636)	(1,626)
Operating income	443	361	898	733
Other expenses, net	27	27	55	55
Income before income tax expense	$416	$334	$843	$678

______________________
(1)Other operating revenues include premium tax revenue, investment income, and certain other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, and certain other operating expenses.
9. Commitments and Contingencies
Overview
The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments, as well as various contractual provisions, governing our operations. Compliance with these laws, regulations, and contractual provisions can be subject to government audit, review, and interpretation, as well as regulatory actions. Penalties associated with violations of these laws, regulations, and contractual provisions can include significant fines and penalties, temporary or permanent exclusion from participating in publicly funded programs, a limitation on our ability to market or sell products, the repayment of previously billed and collected revenues, and reputational damage.
Legal Proceedings
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
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. On September 9, 2022, the Kentucky Court of Appeals ruled that, with regard to the earlier Circuit Court ruling granting Anthem relief, the Circuit Court should not have invalidated the 2020 procurement and thus should not have awarded a contract to Anthem. Anthem sought discretionary review by the Kentucky Supreme Court of the ruling by the Court of Appeals. On April 19, 2023, the Kentucky Supreme Court granted Anthem’s request for discretionary review and ordered legal briefing, which we expect to be completed by early September 2023. Pending further Court order, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract.
Puerto Rico. On August 13, 2021, Molina Healthcare of Puerto Rico, Inc. (“MHPR”) filed a complaint with the Commonwealth of Puerto Rico, Court of First Instance, San Juan (State Court) asserting, among other claims, breach of contract against Puerto Rico Health Insurance Administration (“ASES”). On September 13, 2021, ASES
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 18

filed a counterclaim and a third-party complaint against MHPR and the Company. This matter remains subject to significant additional proceedings, and no prediction can be made as to the outcome.
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, and results of operations within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “guidance,” “future,” “anticipates,” “believes,” “embedded,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties. Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our 2022 Annual Report on Form 10-K, including without limitation risks related to the following matters:
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
•the success of the scaling up of our operations in California, Nebraska, and Indiana in connection with our recent request for proposal (“RFP”) wins, and the satisfaction of all readiness review requirements under the new Medicaid contracts;
•our ability to close, integrate, and realize benefits from acquisitions, including the acquisitions of AgeWell New York, My Choice Wisconsin, Brand New Day and Central Health Plan of California;
•subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including changes to estimated amounts payable or receivable related to Marketplace risk adjustment;
•effective management of our medical costs;
•our ability to predict with a reasonable degree of accuracy utilization rates;
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
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 20

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
•the increasing integration of Medicare and Medicaid programmatic and compliance requirements, and the extension or incorporation of federal Medicare requirements developed by CMS into state-administered Medicaid programs;
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
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 21

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company (currently ranked 126), provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.2 million members as of June 30, 2023, located across 19 states.
SECOND QUARTER 2023 HIGHLIGHTS
We reported net income of $309 million, or $5.35 per diluted share, for the second quarter of 2023, which reflected the following:
•Membership increased 58,000, or 1%, compared with June 30, 2022, and decreased sequentially by 90,000 compared to March 31, 2023 as expected, due to redetermination impacts;
•Premium revenue of $8.0 billion increased 3% compared with the second quarter of 2022, reflecting the increased membership in Medicaid and Medicare, partially offset by the impact of expected attrition in Marketplace membership;
•Consolidated medical care ratio (“MCR”) was 87.5%, compared with 88.1% for the second quarter of 2022, reflecting continued strong operating performance and medical cost management;
•General and administrative expense (“G&A”) ratio of 7.4%, compared with 6.8% in the second quarter of 2022, reflecting new business implementation spending ahead of new contract wins starting in July 2023 and in 2024, partially offset by the benefits of disciplined cost management; and
•After-tax margin of 3.7%, which was in line with our expectations.

Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 22

CONSOLIDATED FINANCIAL SUMMARY
The following table summarizes our consolidated results of operations and other financial information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions, except per-share amounts)
Premium revenue	$8,042	$7,799	$15,927	$15,330
Less: medical care costs	7,038	6,872	13,909	13,435
Medical margin	1,004	927	2,018	1,895
MCR (1)	87.5%	88.1%	87.3%	87.6%

Other revenues:
Premium tax revenue	169	215	341	423
Investment income	97	22	168	33
Other revenue	19	18	40	38

General and administrative expenses	618	551	1,209	1,122
G&A ratio (2)	7.4%	6.8%	7.3%	7.1%

Premium tax expenses	169	215	341	423
Depreciation and amortization	42	44	86	84
Other	17	11	33	27
Operating income	443	361	898	733
Interest expense	27	27	55	55
Income before income tax expense	416	334	843	678
Income tax expense	107	86	213	172
Net income	$309	$248	$630	$506

Net income per share – Diluted	$5.35	$4.25	$10.87	$8.63

Diluted weighted average shares outstanding	57.9	58.4	58.0	58.6

Other Key Statistics
Ending membership	5.2	5.1	5.2	5.1
Effective income tax rate	25.5%	25.8%	25.2%	25.4%
After-tax margin (3)	3.7%	3.1%	3.8%	3.2%

________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the second quarter of 2023 amounted to $309 million, or $5.35 per diluted share, compared with $248 million, or $4.25 per diluted share, in the second quarter of 2022. The 25% increase in net income is consistent with the improvement in operating income, which increased to $443 million in the second quarter of 2023, compared with $361 million in the second quarter of 2022.
Net income in the six months ended June 30, 2023 amounted to $630 million, or $10.87 per diluted share, compared with $506 million, or $8.63 per diluted share, in the six months ended June 30, 2022. The 25% increase in net income is consistent with the improvement in operating income of $898 million in the six months ended June 30, 2023, compared with $733 million in the six months ended June 30, 2022.
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 23

The improvement in operating income for both periods was mainly due to membership growth that drove higher premium revenues, and medical margin, and increased investment income.
PREMIUM REVENUE
Premium revenue increased $243 million, or 3%, in the second quarter of 2023, when compared with the second quarter of 2022, and increased $597 million, or 4%, in the six months ended June 30, 2023, when compared with the six months ended June 30, 2022. The higher premium revenue reflects increased organic membership in the Medicaid and Medicare segments and the impact from the AgeWell acquisition that closed in the fourth quarter of 2022, partially offset by a decline in the Marketplace segment.
MEDICAL CARE RATIO
The consolidated MCR in the second quarter of 2023 decreased to 87.5%, compared with 88.1% in the second quarter of 2022, or 60 basis points. The consolidated MCR in the six months ended June 30, 2023 decreased to 87.3%, compared with 87.6% MCR for the six months ended June 30, 2022, or 30 basis points. The improvement reflects continued strong operating performance and medical cost management. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
Prior year reserve development has been favorable for the six months ended June 30, 2023, but its impact on earnings has been mostly absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.0% and 2.7% for the second quarter of 2023 and 2022, respectively, and 2.1% and 2.7% for the six months ended June 30, 2023 and 2022, respectively. The current year ratio decrease was mainly due to changes in business mix.
INVESTMENT INCOME
Investment income increased to $97 million in the second quarter of 2023, compared with $22 million in the second quarter of 2022, and increased to $168 million in the six months ended June 30, 2023, compared with $33 million in the six months ended June 30, 2022.The increase in both periods was mainly driven by an increase in interest rates and, to a lesser extent, higher levels of invested assets.
OTHER REVENUE
Other revenue increased slightly to $19 million in the second quarter of 2023, compared with $18 million in the second quarter of 2022, and increased to $40 million in the six months ended June 30, 2023, compared with $38 million in the six months ended June 30, 2022. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio increased to 7.4% in the second quarter of 2023, compared with 6.8% in the second quarter of 2022. The G&A expense ratio was 7.3% in the six months ended June 30, 2023, compared with 7.1% in the six months ended June 30, 2022. The increase resulted primarily from deployment costs for new business implementation associated with our recent contract wins that started in July and will start in 2024 and was partially offset by the benefits of scale and continued disciplined cost management.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $42 million in the second quarter of 2023, compared with $44 million in the second quarter of 2022, and increased to $86 million in the six months ended June 30, 2023, compared with $84 million in the six months ended June 30, 2022.
OTHER OPERATING EXPENSES
Other operating expenses increased to $17 million in the second quarter of 2023, compared with $11 million in the second quarter of 2022, and increased to $33 million in the six months ended June 30, 2023, compared with $27 million in the six months ended June 30, 2022. Other operating expenses mainly includes service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense was $27 million in the second quarter of 2023 and 2022, and $55 million in the six months ended June 30, 2023 and 2022.
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 24

INCOME TAXES
Income tax expense amounted to $107 million in the second quarter of 2023, or 25.5% of pretax income, compared with income tax expense of $86 million, or 25.8% of pretax income in the second quarter of 2022. Income tax expense amounted to $213 million in the six months ended June 30, 2023, or 25.2% of pretax income, compared with income tax expense of $172 million, or 25.4% of pretax income in the six months ended June 30, 2022. The difference in the effective tax rate is primarily due to state income taxes.

TRENDS AND UNCERTAINTIES
COVID-19 PANDEMIC
Federal Economic Stabilization and Other Programs
The PHE officially ended on May 11, 2023. There are several other healthcare programs tied to the PHE which are impacted by this change in policy. These include coverage of COVID-19 testing and vaccines, changes to the Medicare fee schedule for COVID-related treatments, and free coverage of at-home COVID-19 diagnostic tests. Per federal statutory and regulatory requirements, some of these programs concluded with the end of the PHE, while some will continue for the rest of 2023 or through 2024, and some will remain in place permanently.
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we added approximately 800,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The recently passed Consolidated Appropriations Act of 2023 authorizes states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, during the second quarter of 2023, all but four of the states in which we operate began disenrolling members, with the remaining states initiating disenrollment on July 1, 2023. Our Medicaid membership declined 93,000 members during the second quarter of 2023, which was within our expectations. Although the medical cost profile of members who have left is slightly more favorable than the portfolio average, the impact on our Medicaid MCR during the second quarter of 2023 was negligible and within our expectations. We are still in the early stages of the Medicaid redetermination process, but based on the experience to date, we continue to expect that we will retain approximately half the membership gained since March 31, 2020.
OTHER RECENT DEVELOPMENTS
Iowa Procurement—Medicaid. Our new contract with the Iowa Department of Health and Human Services commenced on July 1, 2023, and offers health coverage to TANF, CHIP, ABD, LTSS and Medicaid Expansion beneficiaries. This new contract has a term of four years, with a potential for two two-year extensions.
Mississippi Procurement—Medicaid. In August 2022, we announced that our Mississippi health plan had been notified by the Mississippi Division of Medicaid (“DOM”) of its intent to award a Medicaid Coordinated Care Contract for its Mississippi Coordinated Access Program and Mississippi Children’s Health Insurance Program pursuant to the Request for Qualifications issued by DOM in December 2021. The four-year contract was expected to begin on July 1, 2023, but in the second quarter of 2023, DOM extended the existing contracts by an additional year. We now expect the four-year contract to commence July 1, 2024, and DOM has discretion to extend the new awards for an additional two-years. The award enables us to continue serving Medicaid members across the state.
California Acquisition—Medicare. On June 30, 2023, we announced a definitive agreement to acquire 100% of the issued and outstanding capital stock of Brand New Day and Central Health Plan of California, each of which is a wholly owned subsidiary of Bright Health Company of California, Inc. The purchase price for the transaction is approximately $510 million, net of certain tax benefits, which we intend to fund with available funds including cash on hand. The transaction is subject to federal and state regulatory approvals, the solvency and continued operation as a going concern of Bright Health Group throughout the pre-closing period, and other closing conditions. We currently expect the transaction to close by the first quarter of 2024.
Indiana Procurement—Medicaid. In March 2023, we announced that the Indiana Department of Administration has recommended that contract negotiations begin with our Indiana health plan. Under the proposed contract with the Indiana Family and Social Services Administration (“FSSA”), we are expected to provide risk-based managed care long term services and supports as part of the Indiana Pathways for Aging LTSS program pursuant to the request
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 25

for proposal issued by FSSA in February 2022. The new contract is expected to have an initial four-year term, with the potential for two, one-year renewal terms.
Wisconsin Acquisition—Medicaid and Medicare. On July 13, 2022, we announced a definitive agreement to acquire substantially all the assets of My Choice Wisconsin (“MCW”). The purchase price for the transaction is approximately $150 million, net of expected tax benefits and required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals, and the satisfaction of other customary closing conditions. We currently expect the transaction to close in the fourth quarter of 2023.
For a discussion of additional segment trends, uncertainties and other developments, refer to our 2022 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”

REPORTABLE SEGMENTS
As of June 30, 2023, we served approximately 5.2 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	June 30,	December 31,	June 30,
	2023	2022	2022
Medicaid	4,741,000	4,754,000	4,610,000
Medicare	166,000	156,000	151,000
Marketplace	269,000	348,000	357,000
Total	5,176,000	5,258,000	5,118,000

Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 26

SEGMENT FINANCIAL PERFORMANCE
The following tables summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2023			2022
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$6,485	$756	88.3%	$6,301	$755	88.0%
Medicare	1,044	113	89.2	957	124	86.9
Marketplace	513	135	73.7	541	48	91.2
Total	$8,042	$1,004	87.5%	$7,799	$927	88.1%

	Six Months Ended June 30,
	2023			2022
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$12,834	$1,490	88.4%	$12,281	$1,465	88.1%
Medicare	2,090	239	88.6	1,900	252	86.7
Marketplace	1,003	289	71.2	1,149	178	84.5
Total	$15,927	$2,018	87.3%	$15,330	$1,895	87.6%

Medicaid
Medicaid premium revenue increased $184 million, or 3% in the second quarter of 2023, when compared with the second quarter of 2022. Medicaid premium revenue increased $553 million, or 5% in the six months ended June 30, 2023, when compared with the six months ended June 30, 2022. The increases were mainly due to organic membership growth and the impact from the AgeWell acquisition that closed in the fourth quarter of 2022. Excluding the AgeWell acquisition, membership growth was across several states and was mainly driven by the extension of the PHE period and the associated suspension of membership redeterminations due to COVID-19.
The medical margin in our Medicaid program in the second quarter of 2023 was essentially flat when compared with the second quarter of 2022, and increased $25 million, or 2%, in the six months ended June 30, 2023 when compared with the six months ended June 30, 2022. The year-over-year changes for both periods were driven by increased premium revenues and margin associated with the membership growth discussed above, partially offset by an increase in MCR.
The Medicaid MCR increased 30 basis points to 88.3% in the second quarter of 2023, from 88.0% in the second quarter of 2022, and increased 30 basis points to 88.4% in the six months ended June 30, 2023, from 88.1% in the six months ended June 30, 2022. The increase was mainly attributable to changes in business and membership mix, partially offset by improved operating performance and medical cost management. The Medicaid MCR for the six months ended June 30, 2023 is consistent with our long-term target range.
Medicare
Medicare premium revenue increased $87 million, or 9%, in the second quarter of 2023 compared to the second quarter of 2022, and increased $190 million, or 10%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to the impact of MAPD and D-SNP membership expansion, including organic membership growth in existing states.
The medical margin for Medicare decreased $11 million in the second quarter of 2023, and decreased $13 million in the six months ended June 30, 2023, when compared to the same periods in 2022. The decrease in both periods was mainly due to the increase in MCR discussed below, partially offset by the increase in premium revenues.
The Medicare MCR increased to 89.2% in the second quarter of 2023, from 86.9% in the second quarter of 2022, or 230 basis points. The Medicare MCR increased to 88.6% in the six months ended June 30, 2023, compared to 86.7% in the six months ended June 30, 2022, or 190 basis points. The increases were primarily driven by increased utilization in professional and outpatient services and the impact of lower risk-adjusted premiums associated with new MAPD and D-SNP members, partially offset by higher risk scores on renewing members that
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 27

more closely reflect the acuity of our membership, and strong medical cost management. The Medicare MCR for the six months ended June 30, 2023 is within our long-term target range.
Marketplace
Marketplace premium revenue decreased $28 million in the second quarter of 2023 compared to the second quarter of 2022, and decreased $146 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in both periods was mainly due to an expected reduction in membership, partially offset by an increase in premium revenue PMPM. Our Marketplace membership as of June 30, 2023, amounted to 269,000 members, representing a decrease of 88,000 members compared to June 30, 2022, which is in line with our product and pricing strategy to achieve our target margins in this segment. The increase in premium revenue PMPM was due to higher silver metal tier product mix consistent with the product and pricing strategy.
The Marketplace medical margin increased $87 million in the second quarter of 2023 when compared with the second quarter of 2022, and increased $111 million in the six months ended June 30, 2023 when compared with the six months ended June 30, 2022. The improvement in the second quarter of 2023 was due mainly to the decrease in MCR discussed below, partially offset by the decrease in membership and premiums.
The Marketplace MCR decreased to 73.7% in the second quarter of 2023, compared to 91.2% in the second quarter of 2022, or 1,750 basis points, and decreased to 71.2% in the six months ended June 30, 2023, compared to 84.5% in the six months ended June 30, 2022, or 1,330 basis points. The decreases resulted mainly from our product and pricing strategy to achieve our target margins and a favorable change in the 2022 risk adjustment payable recognized in the second quarter of 2023, compared to an unfavorable change in the 2021 risk adjustment payable recognized in the second quarter of 2022. These impacts were partially offset by changes in membership mix discussed above. Silver metal tier products incur less MCR seasonality than bronze metal tier products due to lower deductibles. Our second quarter 2023 Marketplace MCR was below full year expectations, but consistent with seasonality patterns.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for the three and six months ended June 30, 2023 and 2022.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
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
A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the second quarter and six months ended June 30, 2023, the parent company received $148 million and $248 million, respectively, in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
The parent company may also contribute capital to the regulated health plan subsidiaries to satisfy minimum statutory net worth requirements, including funding for newer health plans. In the second quarter and six months ended June 30, 2023, the parent company contributed capital in the aggregate amount of $17 million and $33 million, respectively, to certain of the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $482 million and $375 million as of June 30, 2023, and December 31, 2022, respectively. The increase as of June 30, 2023, was primarily due to
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 28

dividends received from regulated health plan subsidiaries, partially offset by the timing of corporate payments and capital contributions to regulated health plan subsidiaries.
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
Cash Flow Activities
Our cash flows are summarized as follows:

	Six Months Ended June 30,
	2023	2022	Change

	(In millions)
Net cash provided by operating activities	$1,403	$731	$672
Net cash used in investing activities	(439)	(591)	152
Net cash used in financing activities	(55)	(268)	213
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$909	$(128)	$1,037

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
Net cash provided by operations for the six months ended June 30, 2023 was $1,403 million, compared with $731 million in the six months ended June 30, 2022. The $672 million increase in cash flow was due to the net impact of timing differences in government receivables and payables accompanied by the growth in operations and net earnings.
Investing Activities
Net cash used in investing activities was $439 million in the six months ended June 30, 2023, compared with $591 million used in the six months ended June 30, 2022, an increase in cash flow of $152 million. This increase in cash flow was primarily due to the net activity of proceeds and purchases of investments in the six months ended June 30, 2023.
Financing Activities
Net cash used in financing activities was $55 million in the six months ended June 30, 2023, compared with $268 million used in the six months ended June 30, 2022, an increase in cash flow of $213 million. In the six months ended June 30, 2023, financing cash outflows included $59 million for common stock withheld to settle employee tax obligations. In the six months ended June 30, 2022, financing cash outflows included common stock purchases
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 29

of $200 million and $53 million for common stock withheld to settle employee tax obligations. Additionally, we paid $20 million in the six months ended June 30, 2022, to settle contingent consideration liabilities.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under the Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at June 30, 2023, our working capital was $3.9 billion, compared with $3.2 billion at December 31, 2022. At June 30, 2023, our cash and investments amounted to $9.0 billion, compared with $7.7 billion at December 31, 2022. A significant portion of our portfolio is held in cash and cash equivalents and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale decreased to $193 million at June 30, 2023 compared to $210 million at December 31, 2022. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.3 billion at both June 30, 2023 and December 31, 2022. The aggregate capital and surplus of our regulated, wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our regulated, wholly owned subsidiaries without prior approval by regulatory authorities as of June 30, 2023, was approximately $270 million in the aggregate. These subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of June 30, 2023, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of June 30, 2023, we were in compliance with all financial and non-financial covenants under the Credit Agreement and the indentures governing our senior notes.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Potential Impact of COVID-19 Pandemic. Excluding acquisitions and our exit from Puerto Rico, we added approximately 800,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The recently passed Consolidated Appropriations Act of 2023 authorizes states to resume
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 30

redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, during the second quarter of 2023, all but four of the states in which we operate began disenrolling members, with the remaining states initiating disenrollment on July 1, 2023. Our Medicaid membership declined 93,000 members during the second quarter of 2023, which was within our expectations. Although the medical cost profile of members who have left is slightly more favorable than the portfolio average, the impact on our Medicaid MCR during the second quarter of 2023 was negligible and within our expectations. We are still in the early stages of the Medicaid redetermination process, but based on the experience to date, we continue to expect that we will retain approximately half the membership gained since March 31, 2020.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes.
Credit Agreement Borrowing Capacity. As of June 30, 2023, we had available borrowing capacity of $1 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as our consolidated net leverage ratio is not greater than a defined maximum. See further discussion in the Notes to Consolidated Financial Statements, Note 7, “Debt.”
Future Uses
Common Stock Purchases. In November 2022, our board of directors authorized the purchase of up to $500 million of our common stock. This new program is funded with cash on hand and extends through December 31, 2023. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of June 30, 2023, $300 million remained available to purchase our common stock under this program through December 31, 2023.
Acquisitions. On July 13, 2022, we announced a definitive agreement to acquire substantially all the assets of My Choice Wisconsin (“MCW”). The purchase price for the transaction is approximately $150 million, net of expected tax benefits and required regulatory capital, which we intend to fund with cash on hand. The transaction is subject to receipt of applicable federal and state regulatory approvals, and the satisfaction of other customary closing conditions. We currently expect the transaction to close in the fourth quarter of 2023.
On June 30, 2023, we announced a definitive agreement to acquire 100% of the issued and outstanding capital stock of Brand New Day and Central Health Plan of California, each of which is a wholly owned subsidiary of Bright Health Company of California, Inc. The purchase price for the transaction is approximately $510 million, net of certain tax benefits, which we intend to fund with available funds including cash on hand. The transaction is subject to federal and state regulatory approvals, the solvency and continued operation as a going concern of Bright Health Group throughout the pre-closing period, and other closing conditions. We currently expect the transaction to close by the first quarter of 2024.
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
There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2023.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates based on assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 31

claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the six months ended June 30, 2023 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.
•Contractual provisions that may adjust or limit revenue or profit. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Quality incentives. In the six months ended June 30, 2023, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.
•Business combinations, goodwill, and intangible assets, net. In the six months ended June 30, 2023, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2023, the fair value of our fixed income investments would decrease by approximately $99 million. Declines in interest rates over time will reduce our investment income.
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

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the six months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 32

uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, results of operations, or stock price.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the second quarter of 2023, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	3,000	$267.49	—	$300,000,000
May 1 - May 31	—	$—	—	$300,000,000
June 1 - June 30	—	$—	—	$300,000,000
Total	3,000	$267.49	—

_______________________
(1)During the second quarter of 2023, we withheld approximately 3,000 shares of common stock, to settle employee income tax obligations, for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to our 2022 Annual Report on Form 10-K, Note 13, “Stockholders' Equity.”

OTHER INFORMATION
(a)    None.
(b)    None.
(c)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended June 30, 2023.

Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 33

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

Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	July 27, 2023	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 27, 2023	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. June 30, 2023 Form 10-Q | 35