Form 10-Q
period 2023-09-30
MOLINA HEALTHCARE, INC.
filed 2023-10-26
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 20, 2023, was approximately 58,300,000.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$8,240	$7,636	$24,167	$22,966
Premium tax revenue	176	223	517	646
Investment income	112	49	280	82
Other revenue	20	19	60	57
Total revenue	8,548	7,927	25,024	23,751
Operating expenses:
Medical care costs	7,306	6,748	21,215	20,183
General and administrative expenses	608	560	1,817	1,682
Premium tax expenses	176	223	517	646
Depreciation and amortization	42	45	128	129
Other	57	16	90	43
Total operating expenses	8,189	7,592	23,767	22,683
Operating income	359	335	1,257	1,068
Other expenses, net:
Interest expense	27	28	82	83
Total other expenses, net	27	28	82	83
Income before income tax expense	332	307	1,175	985
Income tax expense	87	77	300	249
Net income	$245	$230	$875	$736

Net income per share - Basic	$4.24	$4.00	$15.18	$12.74
Net income per share - Diluted	$4.21	$3.95	$15.08	$12.58

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions) (Unaudited)
Net income	$245	$230	$875	$736
Other comprehensive loss:
Unrealized investment loss	(24)	(75)	(7)	(237)
Less: effect of income taxes	(5)	(18)	(2)	(57)
Other comprehensive loss, net of tax	(19)	(57)	(5)	(180)
Comprehensive income	$226	$173	$870	$556

See accompanying notes.
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,565	$4,006
Investments	4,111	3,499
Receivables	2,460	2,302
Prepaid expenses and other current assets	332	277
Total current assets	12,468	10,084
Property, equipment, and capitalized software, net	290	259
Goodwill, and intangible assets, net	1,471	1,390
Restricted investments	261	238
Deferred income taxes	255	220
Other assets	125	123
Total assets	$14,870	$12,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,235	$3,528
Amounts due government agencies	2,476	2,079
Accounts payable, accrued liabilities and other	1,090	889
Deferred revenue	691	359
Total current liabilities	8,492	6,855
Long-term debt	2,179	2,176
Finance lease liabilities	199	215
Other long-term liabilities	121	104
Total liabilities	10,991	9,350
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 58 million shares at September 30, 2023 and December 31, 2022	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	373	328
Accumulated other comprehensive loss	(165)	(160)
Retained earnings	3,671	2,796
Total stockholders’ equity	3,879	2,964
Total liabilities and stockholders’ equity	$14,870	$12,314

See accompanying notes.
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2022	58	$—	$328	$(160)	$2,796	$2,964
Net income	—	—	—	—	321	321
Other comprehensive income, net	—	—	—	35	—	35
Share-based compensation	—	—	(32)	—	—	(32)
Balance at March 31, 2023	58	—	296	(125)	3,117	3,288
Net income	—	—	—	—	309	309
Other comprehensive loss, net	—	—	—	(21)	—	(21)
Share-based compensation	—	—	45	—	—	45
Balance at June 30, 2023	58	—	341	(146)	3,426	3,621
Net income	—	—	—	—	245	245
Other comprehensive loss, net	—	—	—	(19)	—	(19)
Share-based compensation	—	—	32	—	—	32
Balance at September 30, 2023	58	$—	$373	$(165)	$3,671	$3,879

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2021	58	$—	$236	$(5)	$2,399	$2,630
Net income	—	—	—	—	258	258
Other comprehensive loss, net	—	—	—	(76)	—	(76)
Share-based compensation	1	—	(18)	—	—	(18)
Balance at March 31, 2022	59	—	218	(81)	2,657	2,794
Net income	—	—	—	—	248	248
Common stock purchases	(1)	—	(2)	—	(198)	(200)
Other comprehensive loss, net	—	—	—	(47)	—	(47)
Share-based compensation	—	—	35	—	—	35
Balance at June 30, 2022	58	—	251	(128)	2,707	2,830
Net income	—	—	—	—	230	230
Other comprehensive loss, net	—	—	—	(57)	—	(57)
Share-based compensation	—	—	38	—	—	38
Balance at September 30, 2022	58	$—	$289	$(185)	$2,937	$3,041
See accompanying notes.
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022

	(In millions) (Unaudited)
Operating activities:
Net income	$875	$736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128	129
Deferred income taxes	(33)	(35)
Share-based compensation	88	80
Other, net	3	(3)
Changes in operating assets and liabilities:
Receivables	(132)	(15)
Prepaid expenses and other current assets	(69)	(110)
Medical claims and benefits payable	611	251
Amounts due government agencies	377	(360)
Accounts payable, accrued liabilities and other	(137)	(40)
Deferred revenue	332	293
Income taxes	309	59
Net cash provided by operating activities	2,352	985
Investing activities:
Purchases of investments	(1,295)	(1,764)
Proceeds from sales and maturities of investments	670	1,082
Net cash paid in business combinations	(3)	(134)
Purchases of property, equipment and capitalized software	(89)	(81)
Other, net	(2)	(41)
Net cash used in investing activities	(719)	(938)
Financing activities:
Common stock withheld to settle employee tax obligations	(60)	(53)
Common stock purchases	—	(200)
Contingent consideration liabilities settled	—	(20)
Other, net	(1)	15
Net cash used in financing activities	(61)	(258)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	1,572	(211)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,048	4,506
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$5,620	$4,295

Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2023

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
As of September 30, 2023, we served approximately 5.2 million members eligible for government-sponsored healthcare programs, located across 20 states.
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
Recent Developments
Wisconsin Acquisition—Medicaid and Medicare. On September 1, 2023, we closed on our acquisition of My Choice Wisconsin, which added approximately 40,000 mostly MLTSS members. See Note 4, “Business Combinations,” for further information.
New Mexico Procurement—Medicaid. In August 2023, we confirmed that the New Mexico Human Services Department (“HSD”) has announced its intention to award a Medicaid managed care contract to Molina Healthcare of New Mexico. The announcement by HSD follows its rescission of the cancellation of the Turquoise Care Request for Proposals made on January 30, 2023. The go-live date for the new Medicaid contract is expected to be July 1, 2024. The new contract is expected to have a duration of three years, with potential extensions adding a further five years to the term.
Texas Procurement—Medicaid. In July 2023, we finalized our contract for the Texas STAR+PLUS program, retaining our entire existing footprint. The start of operations for the new contract is expected to begin in September 2024.
Iowa Procurement—Medicaid. Our new contract with the Iowa Department of Health and Human Services commenced on July 1, 2023, and offers health coverage to TANF, CHIP, ABD, LTSS and Medicaid Expansion beneficiaries serving approximately 180,000 new members. This new contract has a term of four years, with a potential for two, two-year extensions.
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
California Acquisition—Medicare. On June 30, 2023, we announced a definitive agreement to acquire 100% of the issued and outstanding capital stock of Brand New Day and Central Health Plan of California, each of which is a
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 7

wholly owned subsidiary of Bright Health Company of California, Inc. The purchase price for the transaction is approximately $510 million, net of certain tax benefits, which we intend to fund with available funds including cash on hand. The transaction is subject to federal and state regulatory approvals, the solvency and continued operation as a going concern of Bright Health Group throughout the pre-closing period, and other closing conditions. The regulatory approval process is proceeding as planned. We continue to work with Bright management on satisfying the remaining closing conditions and continue to expect to close by the first quarter of 2024.
Indiana Procurement—Medicaid. In September 2023, the Indiana Family and Social Services Administration notified us that the state does not intend to offer a long-term services and supports contract to Molina to serve in the state’s Pathways for Aging program effective July 1, 2024. The state deemed Molina not to have met the readiness review requirements. Molina was required to have a dual eligible special needs plan (“D-SNP”) product available in Indiana by January 1, 2024, but was unable to do so due to an administrative requirement of the Centers for Medicare & Medicaid Services (“CMS”). Molina would have had a D-SNP in Indiana on January 1, 2025 through the normal course of action with CMS.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results for the entire year ending December 31, 2023.
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

	September 30,
	2023	2022

	(In millions)
Cash and cash equivalents	$5,565	$4,242
Restricted cash and cash equivalents	55	53
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$5,620	$4,295

Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 8

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

	September 30, 2023	December 31, 2022

	(In millions)
Government receivables	$1,737	$1,702
Pharmacy rebate receivables	316	291
Other	407	309
Total	$2,460	$2,302

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

	September 30, 2023	December 31, 2022

	(In millions)
Medicaid program:
Minimum MLR, corridors, and profit sharing	$1,304	$1,145
Other premium adjustments	824	482
Medicare program:
Minimum MLR, corridors, and profit sharing	64	84
Risk adjustment and Part D risk sharing	59	76
Other premium adjustments	28	27
Marketplace program:
Risk adjustment	163	230
Minimum MLR	2	2
Other premium adjustments	32	33
Total amounts due government agencies	$2,476	$2,079

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
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 9

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
Marketplace Program
Risk Adjustment. Under this program, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score for all plan participants in a state (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score for all plan participants in a state (risk adjustment receivable). Under CMS rules, the Marketplace risk adjustment pool in each state is budget neutral. We estimate our ultimate premium based on insurance policy year-to-date experience, and the data submitted and expected to be submitted to CMS, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of September 30, 2023, Marketplace risk adjustment estimated payables amounted to $163 million and estimated receivables amounted to $246 million, for a net receivable of $83 million. Marketplace risk adjustment receivables at September 30, 2023 are net of a $41 million credit loss allowance resulting from a credit loss recognized in the third quarter of 2023 on 2022 Marketplace risk adjustment receivables due to the insolvency of an issuer in the Texas risk pool. This charge is included in other operating expenses in the accompanying consolidated statements of income. As of December 31, 2022, Marketplace risk adjustment estimated payables amounted to $230 million and estimated receivables amounted to $135 million, for a net payable of $95 million.
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

Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 10

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions, except net income per share)
Numerator:
Net income	$245	$230	$875	$736
Denominator:
Shares outstanding at the beginning of the period	57.8	57.6	57.4	57.9
Weighted-average number of shares issued:
Stock-based compensation	—	—	0.3	0.2
Stock purchases	—	—	—	(0.3)
Denominator for basic net income per share	57.8	57.6	57.7	57.8
Effect of dilutive securities: (1)
Stock-based compensation	0.3	0.7	0.4	0.7
Denominator for diluted net income per share	58.1	58.3	58.1	58.5

Net income per share - Basic (2)	$4.24	$4.00	$15.18	$12.74
Net income per share - Diluted (2)	$4.21	$3.95	$15.08	$12.58

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method.
(2)    Source data for calculations in thousands.

4. Business Combinations
We closed on one business combination in the Medicaid and Medicare segments, consistent with our strategy to grow in our existing markets. For this transaction, we applied the acquisition method of accounting, where the total purchase price was preliminarily allocated, to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition date. We expect to complete the final determination of the purchase price allocation as soon as practicable, but no later than one year following the acquisition’s closing date in accordance with Accounting Standards Codification Topic 805, Business Combinations.
My Choice. On September 1, 2023, we closed on our acquisition of My Choice Wisconsin for preliminary purchase consideration of approximately $74 million. Finalization of purchase price adjustments, as provided in the definitive asset purchase agreement governing the transaction, is expected to occur in the first half of 2024.
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 11

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies we expect to achieve as a result of the transaction, such as the use of our existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. We allocated goodwill in the amounts of $95 million to the Medicaid segment and $31 million to the Medicare segment. Approximately 100% of the goodwill is deductible for income tax purposes. The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed, in millions.

Assets acquired:
Current assets	$98
Goodwill	126
Intangible assets	18
Other long-term assets	8
Liabilities assumed:
Medical claims and benefits payable	(96)
Amounts due government agencies	(20)
Accounts payable, accrued and other long-term liabilities	(60)
Net consideration transferred	$74
The table below presents intangible assets acquired, by major class, for the My Choice acquisition. The weighted-average amortization period, in the aggregate, is 6.5 years.

	Fair Value	Life

	(In millions)	(Years)
Contract rights - member list	$13	7
Trade name	3	2
Provider network	2	10
	$18

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
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 12

Our financial instruments measured at fair value on a recurring basis at September 30, 2023, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,619	$—	$2,619	$—
Mortgage-backed securities	888	—	888	—
Asset-backed securities	361	—	361	—
Municipal securities	149	—	149	—
U.S. Treasury notes	51	—	51	—
Other	43	—	43	—
Total assets	$4,111	$—	$4,111	$—

Our financial instruments measured at fair value on a recurring basis at December 31, 2022, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,184	$—	$2,184	$—
Mortgage-backed securities	731	—	731	—
Asset-backed securities	288	—	288	—
Municipal securities	149	—	149	—
U.S. Treasury notes	105	—	105	—
Other	42	—	42	—
Total assets	$3,499	$—	$3,499	$—

Contingent consideration liabilities	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8

Contingent Consideration Liabilities
In the nine months ended September 30, 2023, we paid $8 million in connection with our 2020 acquisition of certain assets of Passport Health Plan, Inc., which represented the final payment of the consideration due relating to an operating income guarantee. The amount paid in the nine months ended September 30, 2023, has been presented in “Operating activities” in the accompanying consolidated statements of cash flows.
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$793	$715	$792	$729
3.875% Notes due 2030	644	537	643	554
3.875% Notes due 2032	742	601	741	629
Total	$2,179	$1,853	$2,176	$1,912

Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 13

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	September 30, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,739	$1	$121	$2,619
Mortgage-backed securities	955	—	67	888
Asset-backed securities	378	—	17	361
Municipal securities	159	—	10	149
U.S. Treasury notes	51	—	—	51
Other	46	—	3	43
Total	$4,328	$1	$218	$4,111

	December 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,303	$2	$121	$2,184
Mortgage-backed securities	787	—	56	731
Asset-backed securities	308	—	20	288
Municipal securities	160	—	11	149
U.S. Treasury notes	106	—	1	105
Other	45	—	3	42
Total	$3,709	$2	$212	$3,499

The contractual maturities of our current investments as of September 30, 2023 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$474	$464
Due after one year through five years	2,447	2,334
Due after five years through ten years	440	424
Due after ten years	967	889
Total	$4,328	$4,111

Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains were insignificant for the nine months ended September 30, 2023, and 2022. Gross realized investment losses amounted to $10 million in nine months ended September 30, 2023, and were reclassified into earnings from other comprehensive income on a net-of-tax basis. Gross realized investment losses were insignificant in nine months ended September 30, 2022.
We have determined that unrealized losses at September 30, 2023, and December 31, 2022, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 14

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of September 30, 2023:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$942	$23	549	$1,559	$98	785
Mortgage-backed securities	272	10	219	567	57	297
Asset-backed securities	136	1	96	206	16	100
Municipal securities	—	—	—	121	10	123
Other	13	1	16	17	2	16
Total	$1,363	$35	880	$2,470	$183	1,321
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
We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $261 million at September 30, 2023, of which $100 million will mature in one year or less, $155 million will mature in one through five years, and $6 million will mature after five years.

Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 15

7. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	September 30, 2023	December 31, 2022

	(In millions)
Claims incurred but not paid (“IBNP”)	$2,915	$2,597
Pharmacy payable	197	206
Capitation payable	92	94
Other	1,031	631
Total	$4,235	$3,528

“Other” medical claims and benefits payable include amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $554 million and $228 million as of September 30, 2023, and December 31, 2022, respectively.
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

	Nine Months Ended September 30, 2023
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,815	$452	$261	$3,528
Components of medical care costs related to:
Current year	17,630	2,811	1,132	21,573
Prior years	(327)	(6)	(25)	(358)
Total medical care costs	17,303	2,805	1,107	21,215
Payments for medical care costs related to:
Current year	14,961	2,340	927	18,228
Prior years	2,074	424	209	2,707
Total paid	17,035	2,764	1,136	20,935
Acquired balances, net of post-acquisition adjustments	83	13	—	96
Change in non-risk and other provider payables	335	(4)	—	331
Medical claims and benefits payable, ending balance	$3,501	$502	$232	$4,235

Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 16

	Nine Months Ended September 30, 2022
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,580	$404	$379	$3,363
Components of medical care costs related to:
Current year	16,520	2,525	1,476	20,521
Prior years	(282)	(38)	(18)	(338)
Total medical care costs	16,238	2,487	1,458	20,183
Payments for medical care costs related to:
Current year	14,133	2,103	1,302	17,538
Prior years	1,861	337	283	2,481
Total paid	15,994	2,440	1,585	20,019
Acquired balances, net of post-acquisition adjustments	8	—	—	8
Change in non-risk and other provider payables	91	(4)	—	87
Medical claims and benefits payable, ending balance	$2,923	$447	$252	$3,622

Our estimates of medical claims and benefits payable recorded at December 31, 2022, and 2021 developed favorably by approximately $358 million and $338 million as of September 30, 2023, and 2022, respectively.
The favorable prior year development recognized in the nine months ended September 30, 2023 was primarily due to lower than expected utilization of medical services by our members and improved operating performance. Consequently, the ultimate costs recognized in 2023, as claims payments were processed, were lower than our estimates in 2022.

8. Debt
The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	September 30, 2023	December 31, 2022

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
Deferred debt issuance costs	(21)	(24)
Total	$2,179	$2,176

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
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 17

The Credit Agreement contains customary non-financial and financial covenants. As of September 30, 2023, we were in compliance with all financial and non-financial covenants under the Credit Agreement. As of September 30, 2023, no amounts were outstanding under the Credit Facility.
Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of the parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. In addition, each of the indentures governing the senior notes contain customary non-financial covenants and change of control provisions. As of September 30, 2023, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We had $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of September 30, 2023, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We had $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of September 30, 2023, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We had $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of September 30, 2023, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

9. Stockholders' Equity
In September 2023, our board of directors authorized the purchase of up to $750 million of our common stock. This new program supersedes the stock purchase program previously approved by our board of directors in November 2022 and extends through December 31, 2024. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law.

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
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 18

The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Total revenue:
Medicaid	$6,976	$6,380	$20,282	$19,091
Medicare	1,046	955	3,157	2,867
Marketplace	507	575	1,528	1,740
Other	19	17	57	53
Total	$8,548	$7,927	$25,024	$23,751

The following table reconciles margin by segment to consolidated income before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Margin:
Medicaid	$752	$703	$2,242	$2,168
Medicare	78	108	317	360
Marketplace	104	77	393	255
Other	2	2	7	8
Total margin	936	890	2,959	2,791
Add: other operating revenues (1)	289	274	800	732
Less: other operating expenses (2)	(866)	(829)	(2,502)	(2,455)
Operating income	359	335	1,257	1,068
Other expenses, net	27	28	82	83
Income before income tax expense	$332	$307	$1,175	$985

______________________
(1)Other operating revenues include premium tax revenue, investment income, and certain other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, and certain other operating expenses, including a credit loss charge of $41 million as described in Note 2.
11. Commitments and Contingencies
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
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 19

Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. (“Anthem”) brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. On September 9, 2022, the Kentucky Court of Appeals ruled that, with regard to the earlier Circuit Court ruling granting Anthem relief, the Circuit Court should not have invalidated the 2020 procurement and thus should not have awarded a contract to Anthem. Anthem sought discretionary review by the Kentucky Supreme Court (“KSC”) of the ruling by the Court of Appeals. On April 19, 2023, KSC granted Anthem’s request for discretionary review and ordered legal briefing, which the parties completed in September 2023. KSC is expected to schedule oral argument. Pending further KSC order, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
Puerto Rico. On August 13, 2021, Molina Healthcare of Puerto Rico, Inc. (“MHPR”) filed a complaint with the Commonwealth of Puerto Rico, Court of First Instance, San Juan (State Court) asserting, among other claims, breach of contract against Puerto Rico Health Insurance Administration (“ASES”). On September 13, 2021, ASES filed a counterclaim and a third-party complaint against MHPR and the Company. The parties are engaged in settlement conversations. A status hearing was held on September 28, 2023, in which ASES and Molina informed the Court of the ongoing settlement conversations. The Court scheduled a status conference for January 17, 2024, to receive an update on settlement and at this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered under the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions, and all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “guidance,” “future,” “anticipates,” “believes,” “embedded,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, regulatory developments, business strategy, strategic transactions and commercial arrangements, membership and market growth and our objectives for future operations.
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
•the success of the scaling up of our operations in California, New Mexico and Nebraska in connection with our recent request for proposal (“RFP”) wins, and the satisfaction of all readiness review requirements under the new Medicaid contracts;
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
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 21

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
Each of the terms “Molina Healthcare, Inc.” “Molina Healthcare,” “Company,” “we,” “our,” and “us,” as used herein, refers collectively to Molina Healthcare, Inc. and its wholly owned subsidiaries, unless otherwise stated. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 22

qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 23

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.2 million members as of September 30, 2023, located across 20 states.
THIRD QUARTER 2023 HIGHLIGHTS
We reported net income of $245 million, or $4.21 per diluted share, for the third quarter of 2023, which reflected the following:
•Membership of 5.2 million at September 30, 2023, which increased 31,000, or 1%, compared with September 30, 2022, primarily due to the commencement of the Iowa Medicaid contract in July 2023 and closing of the My Choice Wisconsin acquisition in September 2023, which offset the impact of Medicaid redeterminations;
•Premium revenue of $8.2 billion, which increased 8% compared with the third quarter of 2022 due to the increased membership in Medicaid and Medicare, partially offset by the impact of expected attrition in Marketplace membership;
•Consolidated medical care ratio (“MCR”) of 88.7%, compared with 88.4% for the third quarter of 2022. Our year-to-date consolidated MCR of 87.8% is squarely in line with our long-term target range, reflecting continued strong operating performance and medical cost management;
•Investment income of $112 million, which increased 129% compared with the third quarter of 2022, and continues to bolster our year-over-year increase in net income;
•General and administrative expense (“G&A”) ratio of 7.1%, which was consistent with the third quarter of 2022 despite new business implementation spending for new contract wins that started in July 2023 and expected to begin in 2024, due to the benefits of disciplined cost management; and
•After-tax margin of 2.9%, which was in line with our expectations.

Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 24

CONSOLIDATED FINANCIAL SUMMARY
The following table summarizes our consolidated results of operations and other financial information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions, except per-share amounts)
Premium revenue	$8,240	$7,636	$24,167	$22,966
Less: medical care costs	7,306	6,748	21,215	20,183
Medical margin	934	888	2,952	2,783
MCR (1)	88.7%	88.4%	87.8%	87.9%

Other revenues:
Premium tax revenue	176	223	517	646
Investment income	112	49	280	82
Other revenue	20	19	60	57

General and administrative expenses	608	560	1,817	1,682
G&A ratio (2)	7.1%	7.1%	7.3%	7.1%

Premium tax expenses	176	223	517	646
Depreciation and amortization	42	45	128	129
Other	57	16	90	43
Operating income	359	335	1,257	1,068
Interest expense	27	28	82	83
Income before income tax expense	332	307	1,175	985
Income tax expense	87	77	300	249
Net income	$245	$230	$875	$736

Net income per share – Diluted	$4.21	$3.95	$15.08	$12.58

Diluted weighted average shares outstanding	58.1	58.3	58.1	58.5

Other Key Statistics
Ending membership	5.2	5.2	5.2	5.2
Effective income tax rate	26.3%	24.9%	25.5%	25.2%
After-tax margin (3)	2.9%	2.9%	3.5%	3.1%

________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the third quarter of 2023 amounted to $245 million, or $4.21 per diluted share, compared with $230 million, or $3.95 per diluted share, in the third quarter of 2022. The 7% increase in net income is consistent with the improvement in operating income, which increased to $359 million in the third quarter of 2023, compared with $335 million in the third quarter of 2022.
Net income in the nine months ended September 30, 2023 amounted to $875 million, or $15.08 per diluted share, compared with $736 million, or $12.58 per diluted share, in the nine months ended September 30, 2022. The 19% increase in net income is consistent with the improvement in operating income of $1,257 million in the nine months ended September 30, 2023, compared with $1,068 million in the nine months ended September 30, 2022.
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 25

The improvement in operating income for both periods was mainly due to membership growth that drove higher premium revenues, and medical margin, and increased investment income.
PREMIUM REVENUE
Premium revenue increased $604 million, or 8%, in the third quarter of 2023, when compared with the third quarter of 2022, and increased $1.2 billion, or 5%, in the nine months ended September 30, 2023, when compared with the nine months ended September 30, 2022. The higher premium revenue reflects increased organic membership in the Medicaid and Medicare segments and the impact from the AgeWell acquisition that closed in the fourth quarter of 2022, the start of the Iowa Medicaid contract on July 1, 2023, and the My Choice Wisconsin acquisition that closed on September 1, 2023, partially offset by the expected decline in the Marketplace segment.
MEDICAL CARE RATIO
The consolidated MCR in the third quarter of 2023 increased to 88.7%, compared with 88.4% in the third quarter of 2022, or 30 basis points. The increase is driven by the Medicaid and Medicare segments, partially offset by an improvement in the Marketplace segment. The consolidated MCR in the nine months ended September 30, 2023 decreased to 87.8%, compared with 87.9% MCR for the nine months ended September 30, 2022, or 10 basis points. The improvement reflects a decrease in the Marketplace MCR and continued strong operating performance and medical cost management. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
Prior year reserve development has been favorable for the nine months ended September 30, 2023, but its impact on earnings has been mostly absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 2.1% and 2.8% for the third quarter of 2023 and 2022, respectively, and 2.1% and 2.7% for the nine months ended September 30, 2023 and 2022, respectively. The current year ratio decrease was mainly due to the expiration of the California managed care organization tax on December 31, 2022.
INVESTMENT INCOME
Investment income increased to $112 million in the third quarter of 2023, compared with $49 million in the third quarter of 2022, and increased to $280 million in the nine months ended September 30, 2023, compared with $82 million in the nine months ended September 30, 2022. The increase in both periods was mainly driven by higher levels of invested assets and an increase in interest rates.
OTHER REVENUE
Other revenue increased slightly to $20 million in the third quarter of 2023, compared with $19 million in the third quarter of 2022, and increased to $60 million in the nine months ended September 30, 2023, compared with $57 million in the nine months ended September 30, 2022. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio was consistent at 7.1% in the third quarter of 2023 and 2022. The G&A expense ratio was 7.3% in the nine months ended September 30, 2023, compared with 7.1% in the nine months ended September 30, 2022. The increase during the nine months ended September 30, 2023 resulted primarily from deployment costs for new business implementation associated with the Iowa and California Medicaid contract wins that started in July and expected to begin in 2024, respectively, and was partially offset by the benefits of scale and continued disciplined cost management.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $42 million in the third quarter of 2023, compared with $45 million in the third quarter of 2022, and decreased slightly to $128 million in the nine months ended September 30, 2023, compared with $129 million in the nine months ended September 30, 2022.
OTHER OPERATING EXPENSES
Other operating expenses increased to $57 million in the third quarter of 2023, compared with $16 million in the third quarter of 2022, and increased to $90 million in the nine months ended September 30, 2023, compared with $43 million in the nine months ended September 30, 2022. The increases in both periods reflect a $41 million credit loss, or $0.54 per diluted share, on 2022 Marketplace risk adjustment receivables due to the insolvency of an issuer
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 26

in the Texas risk pool. Other operating expenses also include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense was $27 million and $28 million in the third quarter of 2023 and 2022, respectively, and $82 million and $83 million in the nine months ended September 30, 2023 and 2022, respectively.
INCOME TAXES
Income tax expense amounted to $87 million in the third quarter of 2023, or 26.3% of pretax income, compared with income tax expense of $77 million, or 24.9% of pretax income, in the third quarter of 2022. Income tax expense amounted to $300 million in the nine months ended September 30, 2023, or 25.5% of pretax income, compared with income tax expense of $249 million, or 25.2% of pretax income, in the nine months ended September 30, 2022. The difference in the effective tax rate is primarily due to state income taxes and differences in discrete tax benefits recorded in the respective periods.

TRENDS AND UNCERTAINTIES
REGULATORY DEVELOPMENTS AND RELATED TRENDS
Federal Economic Stabilization and Other Programs
The PHE officially ended on May 11, 2023. There are several healthcare programs tied to the PHE which are impacted by this change in policy. These include coverage of COVID-19 testing and vaccines, changes to the Medicare fee schedule for COVID-related treatments, and free coverage of at-home COVID-19 diagnostic tests. Per federal statutory and regulatory requirements, some of these programs concluded with the end of the PHE, while some will continue for the rest of 2023 or through 2024, and some will remain in place permanently.
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we added approximately 800,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The Consolidated Appropriations Act of 2023 authorized states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, during the third quarter of 2023, all states in which we operate had begun disenrolling members. In the third quarter, we estimate we lost approximately 200,000 members due to the net effect of redeterminations, offset by new enrollment, bringing the year-to-date figure to approximately 300,000. Given the high number of procedural terminations and increasing interventions by CMS and various states, we expect reconnects will likely continue, decreasing currently reported losses. Although the medical cost profile of members who have been disenrolled is more favorable than the Medicaid segment average, when combined with the beneficial impact of corridor offsets in several states, our Medicaid MCR for the nine months ended September 30, 2023 was within our expectations. We are still in the early stages of the Medicaid redetermination process, but based on the experience to date, we expect that we will retain approximately 40% of the membership gained since March 31, 2020.
OTHER RECENT DEVELOPMENTS
Wisconsin Acquisition—Medicaid and Medicare. On September 1, 2023, we closed on our acquisition of substantially all the assets of My Choice Wisconsin. As a result, we added approximately 40,000 members in Wisconsin.
New Mexico Procurement—Medicaid. In August 2023, we confirmed that the New Mexico Human Services Department (“HSD”) has announced its intention to award a Medicaid managed care contract to Molina Healthcare of New Mexico. The announcement by HSD follows its rescission of the cancellation of the Turquoise Care Request for Proposals made on January 30, 2023. The go-live date for the new Medicaid contract is expected to be July 1, 2024. The new contract is expected to have a duration of three years, with potential extensions adding a further five years to the term.
Texas Procurement—Medicaid. In July 2023, we finalized our contract for the Texas STAR+PLUS program, retaining our entire existing footprint. The start of operations for the new contract is expected to begin in September 2024.
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 27

Iowa Procurement—Medicaid. Our new contract with the Iowa Department of Health and Human Services commenced on July 1, 2023, and offers health coverage to TANF, CHIP, ABD, LTSS and Medicaid Expansion beneficiaries. As of September 30, 2023, we served approximately 180,000 members. This new contract has a term of four years, with a potential for two, two-year extensions.
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
California Acquisition—Medicare. On June 30, 2023, we announced a definitive agreement to acquire 100% of the issued and outstanding capital stock of Brand New Day and Central Health Plan of California, each of which is a wholly owned subsidiary of Bright Health Company of California, Inc. The purchase price for the transaction is approximately $510 million, net of certain tax benefits, which we intend to fund with available funds including cash on hand. The transaction is subject to federal and state regulatory approvals, the solvency and continued operation as a going concern of Bright Health Group throughout the pre-closing period, and other closing conditions. The regulatory approval process is proceeding as planned. We continue to work with Bright management on satisfying the remaining closing conditions and continue to expect to close by the first quarter of 2024.
Indiana Procurement—Medicaid. In September 2023, the Indiana Family and Social Services Administration notified us that the state does not intend to offer a long-term services and supports contract to Molina to serve in the state’s Pathways for Aging program effective July 1, 2024. The state deemed Molina not to have met the readiness review requirements. Molina was required to have a dual eligible special needs plan (“D-SNP) product available in Indiana by January 1, 2024, but was unable to do so due to an administrative requirement of the Centers for Medicare & Medicaid Services (“CMS”). Molina would have had a D-SNP in Indiana on January 1, 2025 through the normal course of action with CMS.
For a discussion of additional segment trends, uncertainties and other developments, refer to our 2022 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”

REPORTABLE SEGMENTS
As of September 30, 2023, we served approximately 5.2 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 28

SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	September 30,	December 31,	September 30,
	2023	2022	2022
Medicaid	4,757,000	4,754,000	4,667,000
Medicare	173,000	156,000	155,000
Marketplace	276,000	348,000	353,000
Total	5,206,000	5,258,000	5,175,000

SEGMENT FINANCIAL PERFORMANCE
The following tables summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2023			2022
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$6,711	$752	88.8%	$6,125	$703	88.5%
Medicare	1,032	78	92.4	947	108	88.7
Marketplace	497	104	78.9	564	77	86.3
Total	$8,240	$934	88.7%	$7,636	$888	88.4%

	Nine Months Ended September 30,
	2023			2022
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$19,545	$2,242	88.5%	$18,406	$2,168	88.2%
Medicare	3,122	317	89.8	2,847	360	87.4
Marketplace	1,500	393	73.8	1,713	255	85.1
Total	$24,167	$2,952	87.8%	$22,966	$2,783	87.9%

Medicaid
Medicaid premium revenue increased $586 million, or 10%, in the third quarter of 2023, when compared with the third quarter of 2022. Medicaid premium revenue increased $1.1 billion, or 6%, in the nine months ended September 30, 2023, when compared with the nine months ended September 30, 2022. The increases were mainly due to the increase in membership, changes in business mix and the beneficial impact of risk corridors in several states. We continued to benefit from membership growth related to the suspension of redeterminations through the end of the first quarter of 2023. Additionally, membership increased due to the commencement of the Iowa Medicaid contract in July 2023 and the impact from the AgeWell acquisition that closed in the fourth quarter of 2022 and the My Choice Wisconsin acquisition that closed on September 1, 2023. These increases were partially offset by the net membership impact of redetermination. By the end of the third quarter of 2023, all states within our Medicaid footprint had begun disenrolling members.
The medical margin in our Medicaid program increased $49 million, or 7%, in the third quarter of 2023 when compared with the third quarter of 2022, and increased $74 million, or 3%, in the nine months ended September 30, 2023 when compared with the nine months ended September 30, 2022. The year-over-year changes for both periods were driven by increased premium revenues discussed above, partially offset by an increase in MCR.
The Medicaid MCR increased 30 basis points to 88.8% in the third quarter of 2023, from 88.5% in the third quarter of 2022, and increased 30 basis points to 88.5% in the nine months ended September 30, 2023, from 88.2% in the nine months ended September 30, 2022. The increase for both periods was mainly attributable to changes in business and membership mix, including a modest acuity impact from redetermination, partially offset by the beneficial impact of risk corridor offsets in several states, improved operating performance and medical cost management. The MCR increase in the third quarter of 2023 also reflects a provisional retroactive rate adjustment
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 29

in New York state. The Medicaid MCR for nine months ended September 30, 2023 is consistent with our long-term target range.
Medicare
Medicare premium revenue increased $85 million, or 9%, in the third quarter of 2023 compared to the third quarter of 2022, and increased $275 million, or 10%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to the impact of MAPD and D-SNP membership expansion, including organic membership growth in existing states and the closing of My Choice Wisconsin on September 1, 2023.
The medical margin for Medicare decreased $30 million in the third quarter of 2023, and decreased $43 million in the nine months ended September 30, 2023, when compared to the same periods in 2022. The decrease in both periods was mainly due to the increase in MCR discussed below, partially offset by the increase in premium revenues.
The Medicare MCR increased to 92.4% in the third quarter of 2023, from 88.7% in the third quarter of 2022, or 370 basis points. The Medicare MCR increased to 89.8% in the nine months ended September 30, 2023, compared to 87.4% in the nine months ended September 30, 2022, or 240 basis points. The increases were primarily driven by increased utilization in professional, outpatient, and in-home services, and the impact of lower risk-adjusted premiums associated with new MAPD and D-SNP members, partially offset by higher risk scores on renewing members that more closely reflect the acuity of our membership. The Medicare MCR for the nine months ended September 30, 2023 is above our long-term target range.
Marketplace
Marketplace premium revenue decreased $67 million in the third quarter of 2023 compared to the third quarter of 2022, and decreased $213 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in both periods was mainly due to an expected reduction in membership, partially offset by an increase in premium revenue PMPM. Our Marketplace membership as of September 30, 2023, amounted to 276,000 members, representing a decline of 77,000 members compared to September 30, 2022, which is in line with our product and pricing strategy to achieve our target margins in this segment. The increase in premium revenue PMPM was due to higher silver metal tier product mix consistent with the product and pricing strategy and higher risk adjustment premiums.
The Marketplace medical margin increased $27 million in the third quarter of 2023 when compared with the third quarter of 2022, and increased $138 million in the nine months ended September 30, 2023 when compared with the nine months ended September 30, 2022. The improvement in the third quarter of 2023 was due mainly to the decrease in MCR discussed below, partially offset by the decrease in membership and premiums.
The Marketplace MCR decreased to 78.9% in the third quarter of 2023, compared to 86.3% in the third quarter of 2022, or 740 basis points, and decreased to 73.8% in the nine months ended September 30, 2023, compared to 85.1% in the nine months ended September 30, 2022, or 1,130 basis points. The decreases in both periods resulted mainly from our product and pricing strategy to achieve our target margins, including higher risk adjustment premium on silver metal tier and renewal members, commensurate with the acuity profile of those members. In addition, the comparison for the nine-month periods reflects a favorable change in the 2022 risk adjustment payable recognized in the second quarter of 2023, compared to an unfavorable change in the 2021 risk adjustment payable recognized in the second quarter of 2022. Silver metal tier products incur less MCR seasonality than bronze metal tier products due to lower deductibles. These impacts were partially offset by changes in membership mix discussed above. Our 2023 Marketplace MCR was within full year expectations to achieve single digit margins for this business.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022.

Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 30

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
A majority of the assets held by our regulated health plan subsidiaries is in the form of cash, cash equivalents, and investments. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the third quarter and nine months ended September 30, 2023, the parent company received $175 million and $423 million, respectively, in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
The parent company may also contribute capital to the regulated health plan subsidiaries to satisfy minimum statutory net worth requirements, including funding for newer health plans and acquisitions. In the third quarter and nine months ended September 30, 2023, the parent company contributed capital in the aggregate amount of $152 million and $185 million, respectively, to certain of the regulated health plan subsidiaries.
Cash, cash equivalents and investments at the parent company amounted to $481 million and $375 million as of September 30, 2023, and December 31, 2022, respectively. The increase as of September 30, 2023, was primarily due to dividends received from regulated health plan subsidiaries, partially offset by the timing of corporate payments, capital contributions to regulated health plan subsidiaries and net cash paid for acquisitions.
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
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 31

Cash Flow Activities
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2023	2022	Change

	(In millions)
Net cash provided by operating activities	$2,352	$985	$1,367
Net cash used in investing activities	(719)	(938)	219
Net cash used in financing activities	(61)	(258)	197
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$1,572	$(211)	$1,783

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
Net cash provided by operations for the nine months ended September 30, 2023 was $2,352 million, compared with $985 million in the nine months ended September 30, 2022. The $1,367 million increase in cash flow was due to the growth in operations and net earnings from organic and new RFP starts and acquisitions accompanied by the net impact of timing differences in government receivables and payables.
Investing Activities
Net cash used in investing activities was $719 million in the nine months ended September 30, 2023, compared with $938 million used in the nine months ended September 30, 2022, an increase in cash flow of $219 million. This increase in cash flow was primarily due to the net activity of proceeds and purchases of investments in the nine months ended September 30, 2023. In the nine months ended September 30, 2023 and 2022, net cash outflow related to acquisitions was $3 million and $134 million, respectively.
Financing Activities
Net cash used in financing activities was $61 million in the nine months ended September 30, 2023, compared with $258 million used in the nine months ended September 30, 2022, an increase in cash flow of $197 million. In the nine months ended September 30, 2023, financing cash outflows included $60 million for common stock withheld to settle employee tax obligations. In the nine months ended September 30, 2022, financing cash outflows included common stock purchases of $200 million and $53 million for common stock withheld to settle employee tax obligations. Additionally, we paid $20 million in the nine months ended September 30, 2022, to settle contingent consideration liabilities.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under the Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at September 30, 2023, our working capital was $4.0 billion, compared with $3.2 billion at December 31, 2022. At September 30, 2023, our cash and investments amounted to $9.9 billion, compared with $7.7 billion at December 31, 2022. A significant portion of our portfolio is held in cash and cash equivalents and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale was $217 million at September 30, 2023 and $210 million at December 31, 2022. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 32

the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.4 billion at September 30, 2023 and $2.3 billion at December 31, 2022. The aggregate capital and surplus of our regulated, wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our regulated, wholly owned subsidiaries without prior approval by regulatory authorities as of September 30, 2023, was approximately $250 million in the aggregate. These subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of September 30, 2023, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with statutory capital and surplus requirements.
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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of September 30, 2023, we were in compliance with all financial and non-financial covenants under the Credit Agreement and the indentures governing our senior notes.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Regulatory Developments. Excluding acquisitions and our exit from Puerto Rico, we added approximately 800,000 new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The Consolidated Appropriations Act of 2023 authorized states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, during the third quarter of 2023, all states in which we operate had begun disenrolling members. In the third quarter, we estimate we lost approximately 200,000 members due to the net effect of redeterminations, offset by new enrollment, bringing the year-to-date figure to approximately 300,000. Given the high number of procedural terminations and increasing interventions by CMS and various states, we expect reconnects will likely continue, decreasing currently reported losses. Although the medical cost profile of members who have been disenrolled is more favorable than the Medicaid segment average, when combined with the beneficial impact of corridor offsets in several states, our Medicaid MCR for the nine months ended September 30, 2023 was within our expectations. We are still in the early stages of the Medicaid redetermination process, but based on the experience to date, we expect that we will retain approximately 40% of the membership gained since March 31, 2020.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes.
Credit Agreement Borrowing Capacity. As of September 30, 2023, we had available borrowing capacity of $1 billion under the revolving credit facility of our Credit Agreement. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as our consolidated net leverage ratio is not greater than a defined maximum. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 33

Future Uses
Common Stock Purchases. In September 2023, our board of directors authorized the purchase of up to $750 million of our common stock. This new program supersedes the stock purchase program previously approved by our board of directors in November 2022 and extends through December 31, 2024. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of September 30, 2023, $750 million remained available to purchase our common stock under this program.
Acquisitions. On June 30, 2023, we announced a definitive agreement to acquire 100% of the issued and outstanding capital stock of Brand New Day and Central Health Plan of California, each of which is a wholly owned subsidiary of Bright Health Company of California, Inc. The purchase price for the transaction is approximately $510 million, net of certain tax benefits, which we intend to fund with available funds including cash on hand. The transaction is subject to federal and state regulatory approvals, the solvency and continued operation as a going concern of Bright Health Group throughout the pre-closing period, and other closing conditions. The regulatory approval process is proceeding as planned. We continue to work with Bright management on satisfying the remaining closing conditions and continue to expect to close by the first quarter of 2024.
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
There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2023.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates based on assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the nine months ended September 30, 2023 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.
•Contractual provisions that may adjust or limit revenue or profit. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Quality incentives. In the nine months ended September 30, 2023, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.
•Business combinations, goodwill, and intangible assets, net. In the nine months ended September 30, 2023, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.

Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 34

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2023, the fair value of our fixed income investments would decrease by approximately $104 million. Declines in interest rates over time will reduce our investment income.
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

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 35

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the third quarter of 2023, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	2,100	$301.24	—	$300,000,000
August 1 - August 31	—	$—	—	$300,000,000
September 1 - September 30	—	$—	—	$750,000,000
Total	2,100	$301.24	—

_______________________
(1)During the third quarter of 2023, we withheld approximately 2,100 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to the accompanying Notes to Financial Statements, Note 9, “Stockholders' Equity.”

OTHER INFORMATION
(a)    Marc S. Russo, formerly executive vice president of health plans, departed the Company on October 25, 2023 as part of management changes initiated by the Company. Mr. Russo is entitled to severance benefits of 12 months base salary plus a pro-rated bonus at target subject to entering into a release of claims.
(b)    None.
(c)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended September 30, 2023.

Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 36

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
10.1	First Amendment to Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2022)	Filed herewith.
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith.

Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	October 26, 2023	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 26, 2023	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. September 30, 2023 Form 10-Q | 38