Form 10-K
period 2023-12-31
MOLINA HEALTHCARE, INC.
filed 2024-02-13
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of our most recently completed second fiscal quarter, was approximately $17.4 billion (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2023).
As of February 9, 2024, approximately 58.4 million shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, to the extent described therein.

MOLINA HEALTHCARE, INC. 2023 FORM 10-K
TABLE OF CONTENTS

		Page

Part I
Item Number
1.	Business	3

1A.	Risk Factors	19

1B.	Unresolved Staff Comments	Not Applicable.

1C.	Cybersecurity	33

2.	Properties	34

3.	Legal Proceedings	34

4.	Mine Safety Disclosures	Not Applicable.

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34

6.	[Reserved]	Not Applicable.

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

7A.	Quantitative and Qualitative Disclosures About Market Risk	49

8.	Financial Statements and Supplementary Data	50

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable.

9A.	Controls and Procedures	88

9B.	Other Information	91

9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable.

Part III

10.	Directors, Executive Officers and Corporate Governance	91

11.	Executive Compensation	91

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	91

13.	Certain Relationships and Related Transactions, and Director Independence	91

14.	Principal Accountant Fees and Services	91

Part IV

15.	Exhibits and Financial Statement Schedules	92

16.	Form 10-K Summary	Not Applicable.
Signatures

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered under the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions, and all statements other than statements of historical fact contained in this Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “guidance,” “future,” “anticipates,” “believes,” “embedded,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, regulatory developments, business strategy, strategic transactions and commercial arrangements, membership and market growth and our objectives for future operations. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties.
Those known risks and uncertainties include, but are not limited to, risks related to the following:
•the continuing impact of Medicaid redeterminations in all of our state health plans, including the accuracy of our projections regarding the number of members we expect to retain, their health acuity levels, and the actuarially sound adjustment of rates with regard to the members we retain;
•budget pressures on state governments and states’ efforts to reduce rates or limit rate increases;
•the constantly evolving market dynamics surrounding the Affordable Care Act (“ACA”) Marketplaces, including issues impacting enrollment, special enrollment periods, member choice, premium subsidies, risk adjustment estimates and results, Marketplace plan insolvencies or receiverships, and the potential for disproportionate enrollment of higher acuity members;
•the success of our efforts to retain existing or awarded government contracts, the success of our bid submissions in response to requests for proposal, and our ability to identify merger and acquisition targets to support our continued growth over time;
•the success of the scaling up of our operations in new states in connection with request for proposal (“RFP”) wins, and the satisfaction of all readiness review requirements under the new Medicaid contracts;
•our ability to close, integrate, and realize benefits from acquisitions, including the acquisitions of My Choice Wisconsin, and Brand New Day/Central Health Plan of California;
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
•operational improvements, efficiencies, and cost savings that are less than anticipated, or that result in unforeseen consequences, from our investments in artificial intelligence (“AI”) administrative tools and initiatives;
•the impact of our working in a permanent remote work environment, including any associated impairment charges or contract termination costs;
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
Molina Healthcare, Inc. 2023 Form 10-K | 1

•our estimates of amounts owed for minimum medical loss ratio regulations and contractual provisions, administrative cost and profit ceilings, premium stabilization programs, profit-sharing arrangements, and risk adjustment provisions and requirements;
•the interpretation and implementation of at-risk premium rules and state contract performance requirements regarding the achievement of certain quality measures, and our ability to recognize revenue amounts associated therewith;
•the transition of Medicare-Medicaid pilot programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas serving those dually eligible for both Medicare and Medicaid, and the increasing integration of Medicare and Medicaid programmatic and compliance requirements, and the extension or incorporation of federal Medicare requirements developed by CMS into state-administered Medicaid programs;
•the accurate estimation of incurred but not reported or paid medical costs across our health plans;
•efforts by states to recoup previously paid and recognized premium amounts;
•changes in our annual effective tax rate due to federal and/or state legislation, or changes in our mix of earnings and other factors;
•the efficient and effective operations of the vendors on whom our business relies;
•complications, member confusion, or enrollment backlogs related to the renewal of Medicaid coverage;
•fraud, waste and abuse matters, government audits, reviews, or investigations, comment letters, and any fine, sanction, enrollment freeze, debarment, corrective action plan, monitoring program, or premium recovery that may result therefrom;
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
•increasing competition and consolidation in the Medicaid industry; and
•the other risk factors identified in the section of this Form 10-K titled “Risk Factors.”
Each of the terms “Molina Healthcare, Inc.” “Molina Healthcare,” “Company,” “we,” “our,” and “us,” as used herein, refers collectively to Molina Healthcare, Inc. and its wholly owned subsidiaries, unless otherwise stated. The forward-looking statements in this Form 10-K are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Molina Healthcare, Inc. 2023 Form 10-K | 2

PART I
Item 1. BUSINESS
OVERVIEW
ABOUT MOLINA HEALTHCARE
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Molina was founded in 1980 as a provider organization serving low-income families in Southern California and reincorporated in Delaware in 2002. We served approximately 5.0 million members as of December 31, 2023, located across 20 states.
Our business footprint, as of December 31, 2023, is illustrated below.
FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2023	2022

	(In millions, except per-share amounts)
Premium Revenue	$32,529	$30,883
Total Revenue	$34,072	$31,974
Medical Care Ratio (“MCR”) (1)	88.1%	88.0%
Net Income	$1,091	$792
Net Income per Diluted Share	$18.77	$13.55
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
Molina Healthcare, Inc. 2023 Form 10-K | 3

SEGMENT MEMBERSHIP
The following table summarizes our membership by segment as of the dates indicated:

	As of December 31,
	2023	2022
Medicaid	4,542,000	4,754,000
Medicare	172,000	156,000
Marketplace	281,000	348,000
Total	4,995,000	5,258,000

SEGMENT PREMIUM REVENUE
The following table presents our consolidated premium revenue by segment for the periods indicated:

	Year Ended December 31,
	2023	2022

	(In millions)
Medicaid	$26,327	$24,827
Medicare	4,179	3,795
Marketplace	2,023	2,261
Total	$32,529	$30,883
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
•Inorganic growth through accretive mergers and acquisitions (“M&A”);
•Strong MCR and general and administrative (“G&A”) management to drive attractive and sustainable margins; and
•Reinvesting excess capital in the business or returning it to shareholders (e.g., share repurchases).
Our 2023 strategy refresh analyzed our changing environment to identify the largest opportunities and risks within our portfolio and the adequacy of our capabilities.
Landscape. We operate in highly competitive environment as our markets are attractive. Public policy and demographics continue to be positive catalysts for growth. The convergence of Medicaid and low-income Medicare poses an opportunity and a threat. Managed care rates are pressured in the near-term, but the Marketplace risk pool is likely stabilized. Medicaid redetermination will continue to play out after resuming in 2023.
Retrospective. We have successfully executed our strategic plan and have confidence that we can continue to do so. We have achieved 20% revenue growth and 26% earnings per share growth from 2020 to 2023. We have achieved a 75% new contract win rate, and 100% re-procurement win rate for Medicaid requests for proposal (“RFPs”). We have completed acquisitions totaling $11 billion of revenue since 2020, purchased at an average 22% of premium. We have achieved industry leading margins at approximately 5% pre-tax.
The Plan. We see multiple paths to achieve our target 13% to 15% revenue growth rate through 2026. We plan to maintain our balanced approach to growth, including market share gains, new state contracts, and M&A. We will
Molina Healthcare, Inc. 2023 Form 10-K | 4

continue to focus on driving market share gains through improved execution of enrollment and retention. Approximately $20 billion of current revenue will be up for state re-procurement over the 2024-2026 planning horizon; however, our proven track record of RFP success makes us confident in our ability to retain current revenue and pursue the majority of new state opportunities with a continued high win rate. We plan to continue executing on our M&A pipeline at attractive prices with strong integrations.
How We Will Execute. To enable the achievement of our growth strategy, we will continue providing low-cost health plans, high quality and appropriate access to care, reliable service and seamless experience, evolving capabilities in value-based contracting, operating efficiencies and clinical operations, enhancing the operating model, management processes and organization design, maintaining a strong capital foundation, harnessing the full capabilities of our people, and seeking continual talent upgrades. Our synergistic market segments provide the opportunity for member continuity and leverage common capabilities.
KEY DEVELOPMENTS
We are pleased with the continued success of our profitable growth strategy. We believe our performance on Medicaid state procurements in 2023 was exceptional. The acquisitions component of our growth strategy produced the My Choice Wisconsin acquisition that we closed on September 1, 2023. Collectively, these RFP successes and acquisitions represent $7 billion of incremental annual premium revenue, which was partially realized in 2023, is expected to be mostly realized in 2024 and is expected to be fully realized in 2025. Presented below is more detail on the recent developments and accomplishments relating to our growth strategy:
California Acquisition—Medicare. Effective January 1, 2024, we closed on our acquisition of 100% of the issued and outstanding capital stock of Brand New Day and Central Health Plan of California (“Bright Health Medicare”), which added approximately 109,000 members.
California Procurement— Medicaid. Our new contract with the California Department of Health Care Services (“DHCS”) commenced on January 1, 2024, which enables us to continue servicing Medi-Cal members in most of our existing counties and expand our footprint in Los Angeles County.
Nebraska Procurement— Medicaid. Our new contract with the Nebraska Department of Health and Human services commenced on January 1, 2024.
Wisconsin Acquisition—Medicaid and Medicare. On September 1, 2023, we closed on our acquisition of substantially all the assets of My Choice Wisconsin, which added approximately 40,000 mostly managed long term services and supports (“LTSS”) members.
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
Texas Procurement—Medicaid. In July 2023, we finalized our contract for the Texas STAR+PLUS program, retaining our entire existing footprint and expecting to grow our market share. The start of operations for the new contract is expected to begin in September 2024.
Iowa Procurement—Medicaid. Our new contract with the Iowa Department of Health and Human Services commenced on July 1, 2023, and offers health coverage to TANF, CHIP, ABD, LTSS and Medicaid Expansion beneficiaries serving approximately 180,000 new members. This new contract has a term of four-years, with a potential for two, two-year extensions.
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
Indiana Procurement—Medicaid. In September 2023, the Indiana Family and Social Services Administration notified us that the state does not intend to offer an LTSS contract to Molina to serve in the state’s Pathways for Aging program effective July 1, 2024. The state deemed Molina not to have met the readiness review requirements. Molina was required to have a dual eligible special needs plan (“D-SNP”) product available in Indiana by January 1,
Molina Healthcare, Inc. 2023 Form 10-K | 5

2024, but was unable to do so due to an administrative requirement of the Centers for Medicare & Medicaid Services (“CMS”). Molina would have had a D-SNP in Indiana on January 1, 2025 through the normal course of action with CMS.
CAPITAL MANAGEMENT
Continued management of our cash, investments, and capital structure is enabling us to meet the short- and long-term objectives and obligations of our business while maintaining liquidity and financial flexibility. We have continued to execute a capital plan that has produced a strong and stable balance sheet, with a simplified capital structure, which resulted in the following accomplishments in 2023:
•Our regulated health plans paid $705 million in total dividends to the parent company, representing cash in excess of their capital needs.
•Investment income increased $251 million in 2023, due to higher levels of invested assets and increased interest rates.
•In September 2023, our board of directors authorized the purchase of up to $750 million of our common stock. This new program supersedes the stock purchase program previously approved by our board of directors in November 2022 and extends through December 31, 2024.

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
We expect Medicaid enrollment to increase by approximately 12% in 2024, to a total of 5.1 million members by the end of the year, despite additional, expected losses from redetermination. In 2024, we anticipate a benefit from our recent RFP successes in California, Nebraska, New Mexico and Texas, as well as organic growth.
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
•LTSS – LTSS programs cover a range of medical and personal care assistance that people may need – for several weeks, months, or years – when they experience difficulty completing self-care tasks as a result of aging, chronic illness, or disability. Such services include, but are not limited to, nursing facility care, adult daycare programs, home health aide services, personal care services, transportation, and supported employment as well as assistance provided by a family caregiver.
Molina Healthcare, Inc. 2023 Form 10-K | 6

Contracts
Our state Medicaid contracts typically have terms of three to five years, contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Such contracts are subject to risk of loss in states that issue RFPs open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may not be renewed.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the ABD; and regions or service areas.
Status of Significant Contracts
Our Medicaid premium revenue constituted 81% of our consolidated premium revenue in the year ended December 31, 2023. Our Medicaid contracts with each of the states of New York, Texas and Washington accounted for approximately 10% or more of our consolidated Medicaid premium revenues in the year ended December 31, 2023. Our Medicaid contract with the state of California accounted for slightly below 10% in 2023, but we expect that it will be above 10% in 2024, following the commencement of the new Medi-Cal contracts. The current status of each of these contracts is described below.
New York. Our presence in New York has increased substantially after completion of the Magellan Complete Care acquisition in December 2020, the Affinity Health Plan acquisition in October 2021 and the AgeWell New York acquisition in 2022. Affinity Health Plan is a Medicaid managed care organization serving members in New York City, Westchester, Orange, Nassau, Suffolk, and Rockland counties in New York. AgeWell is a specialty managed care organization that provides long-term care services at home or in the community for those who are chronically ill or disabled in The Bronx, New York (Manhattan), Queens, Kings (Brooklyn), Nassau, Westchester, and Suffolk counties. Our New York Medicaid contracts represented premium revenue of approximately $3,695 million, or 14%, of our consolidated Medicaid premium revenue in 2023.
Texas. In July 2023, we finalized our contract for the Texas STAR+PLUS program, retaining our entire existing footprint in each of Bexar, Dallas, El Paso, Harris, Hidalgo, Jefferson, Northeast Texas, and Tarrant Service Areas. The start of operations for the new contract is expected to begin in September 2024. Further, in December 2022, the RFP was posted for the TANF and CHIP programs (known as the STAR & CHIP programs, and both existing contracts for Molina), with awards expected in February 2024 and the start of operations in February 2025. Our Texas Medicaid contracts represented approximately $3,587 million, or 14%, of consolidated Medicaid premium revenue in 2023.
Washington. Our managed care contract with the Washington State Health Care Authority (“HCA”) covers all ten regions of the state’s Apple Health Integrated Managed Care program, and was effective through December 31, 2023. HCA exercised its renewal option for at least one year, through December 31, 2024. HCA is expected to re-procure for Medicaid with an anticipated release of an RFP no earlier than mid-2025, and contract effective date of January 1, 2027. Our Washington Medicaid contract represented approximately $3,952 million, or 15%, of consolidated Medicaid premium revenue in 2023.
California. Our Medi-Cal managed care contracts with DHCS for 2023 covered six county regions in northern and southern California (including Los Angeles County, California, as a subcontractor to another health plan holding a direct contract with the state). These contracts were effective through December 31, 2023. In December 2022, we were notified by DHCS of its confirmation to award a Medi-Cal contract in each of Los Angeles, Riverside, San Bernardino, Sacramento, and San Diego Counties. The five Medi-Cal contracts commenced on January 1, 2024, which enables us to continue serving Medi-Cal members in most of our existing counties and expand our footprint in Los Angeles County. Our California Medicaid contracts represented premium revenue of approximately $2,227 million, or 8%, of our consolidated Medicaid premium revenue in 2023.
A loss of any of our significant Medicaid contracts could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Basis for Premium Rates
Under our Medicaid contracts, state government agencies pay our health plans per-member per-month (“PMPM”) rates that vary by state, line of business, demographics and, in most instances, health risk factors. CMS requires these rates to be actuarially sound. In exchange for the payment received, Molina arranges, pays for, and manages healthcare services provided to Medicaid beneficiaries. Therefore, our health plans are at risk for the medical costs associated with their members’ healthcare. Premium rates under our Medicaid contracts are subject to each state’s
Molina Healthcare, Inc. 2023 Form 10-K | 7

annual appropriation process. The premium rates paid to our health plans may vary substantially between states and among various government programs. For the year ended December 31, 2023, Medicaid program PMPM premium rates ranged from $270 to $1,100.
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
We expect Medicare enrollment to increase by approximately 58% in 2024, to a total of 270,000 members by the end of the year, including the 109,000 members we added as a result of the Bright Health Medicare acquisition. In 2024, we are participating in Medicare in all our markets except Florida, Iowa, Mississippi, New Mexico and Nebraska.
We participate in the following Medicare programs:
•Medicare Advantage-Part D (“MAPD”) – We contract with CMS under the Medicare Advantage program to provide benefits in excess of original Medicare, including cost-sharing and enhanced prescription drug benefits under Part D, that are targeted towards low-income beneficiaries;
•Dual Eligible Special Needs Plan (“D-SNP”) – We contract with CMS to provide benefits in excess of original Medicare, including care coordination complex case management and care management;
•Fully-Integrated Dual Special Needs Plans (“FIDE”) – We contract with CMS and state Medicaid agencies to fully integrate care for dually eligible beneficiaries under a single managed care plan;
•Medicare-Medicaid Plans (“MMP”) – To coordinate care and deliver services in a more financially efficient manner, some states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual-eligible individuals. We operate MMPs in five states, as described further below.
Molina Healthcare, Inc. 2023 Form 10-K | 8

Contracts
We enter into MAPD contracts with CMS annually, and for D-SNP, FIDE and MMP (collectively, “dual-eligible programs”), we enter into contracts with CMS, in partnership with each state’s department of health and human services. Such contracts typically have terms of one to three years.
Status of MMP Contracts
In May 2022, CMS published a Final Rule that addressed the termination of the Financial Alignment Initiative Demonstration. Under a provision within the Final Rule, states can maintain their existing MMP through a two-year extension until December 31, 2025, so long as the applicable state provided CMS with a transition plan by October 1, 2022. In the proposed rule for contract year 2025, CMS has further provided states with a process for identifying a pathway to an integrative D-SNP.
Our California MMP members were transitioned to Molina’s California EAE-SNP products early in 2023.
Our Illinois, Ohio, Michigan, South Carolina, and Texas MMP contracts were effective through December 31, 2023, which represented aggregate premium revenue of approximately $1,929 million in 2023. Based on the transition plans submitted by those states to CMS, we expect these plans to continue through December 31, 2025. On January 1, 2026, we expect to transition these members to our integrated D-SNP, if all regulatory requirements are met and we are successful with applicable RFPs.
Basis for Premium Rates
Under Medicare Advantage, managed care plans contract with CMS, and for the dual-eligible programs with CMS and state governments, to provide benefits in exchange for a PMPM premium payment that varies based on health plan Star rating and member demographics, including county of residence and health risk factors. The premium payment considers inflation, non-benefit expense requirements, other Medicare Advantage bids submitted to CMS, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the PMPM premium payment. Amounts payable to us under the dual-eligible programs and Medicare Advantage contracts are subject to annual revision by CMS, including any federal budget cuts or tax changes applicable to Medicare. We elect to participate in each Medicare service area or region on an annual basis.
CMS developed the Medicare Advantage Star ratings system to help beneficiaries choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality. The Star ratings are used by CMS to award quality bonus payments to Medicare Advantage plans. Beginning with the 2014 Star ratings, Medicare Advantage plans were required to achieve a minimum of 4.0 Stars to qualify for a quality bonus payment. In addition, a Medicare Advantage plan will be determined to be low-performing if it receives fewer than three stars for three consecutive years. Beginning in 2016, those Medicare plans that achieve less than a three-star rating for three consecutive years will be issued a notice of non-renewal of their contract for the following year.
Medicare Advantage premiums are subject to retroactive increase or decrease based on the health status of our Medicare members, as measured by member risk scores determined pursuant to the CMS risk adjustment model. The data we provide to CMS to determine risk scores is subject to audit by CMS at the contract level, by plan year on an on-going basis. Such risk adjustment data validation (“RADV”) audits can result in retroactive and prospective premium adjustments. We record the estimated impact of audit settlements as a reduction to premium revenues, based upon available information, in the year that CMS determines repayment is required. On January 30, 2023, CMS finalized its approach to RADV audits, including its decision to extrapolate the results of audit samples when calculating payment errors, but without comparison of the audit results to a similar audit of the government’s original Medicare program. CMS will apply extrapolation to audits for the 2018 plan year with payment recoveries for those RADV audits expected in 2025, and will settle payment errors identified in RADV audits for plan years 2011 through 2017 on a non-extrapolated basis. CMS also announced the removal of the fee-for-service adjuster from the risk adjustment data validation audit methodology beginning for audit year 2018. On March 31, 2023, CMS issued its final 2024 Medicare Advantage Rate Announcement, which implements a three-year phase-in of certain changes to the methodology CMS will use to perform risk adjustment for plan years 2024 through 2026. Under the new risk adjustment model that was implemented in 2024, CMS has changed the manner by which over 2,000 diagnosis codes, across a range of disease and condition categories, are considered for purposes of patient risk scoring, with certain of these codes no longer impacting risk scoring.
Compared with our Medicaid programs, Medicare programs generate higher average PMPM revenues and healthcare costs. For the year ended December 31, 2023, Medicare program PMPM premium rates ranged from $910 to $4,080.
Molina Healthcare, Inc. 2023 Form 10-K | 9

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
MARKETPLACE
Overview
The ACA authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase federally subsidized health insurance effective January 1, 2014. Marketplace plans must be ACA-compliant, meeting standards established by the federal government, including a requirement to cover certain essential health benefits. Certain beneficiaries qualify for premium tax credits and cost-sharing reductions based on annual household income. Plans are categorized by metal tiers (Platinum, Gold, Silver or Bronze), which determine how beneficiaries and the plan share costs (e.g., premiums, out-of-pocket costs and deductibles). We offer Marketplace plans in many of the states where we offer Medicaid health plans. Our plans allow our Medicaid members to stay with their providers as they transition between Medicaid and the Marketplace. Additionally, our plans remove financial barriers to quality care and seek to minimize members' out-of-pocket expenses. In 2024, we are participating in the Marketplace in all our markets except Arizona, Iowa, Massachusetts, Nebraska, New York, and Virginia.
We expect Marketplace enrollment to increase by approximately 31% in 2024, to a total of 370,000 members by the end of the year. This would represent an estimated Marketplace premium revenue increase of approximately 17% in 2024, as this business is now positioned to grow modestly and maintain our target margins.
Contracts
We enter into contracts with CMS annually for the state Marketplace programs. These contracts have a one-year term ending on December 31, and must be renewed annually.
Basis for Premium Rates
For Marketplace, we develop each state’s premium rates during the spring of each year for policies effective in the following calendar year. Premium rates are based on our estimates of utilization of services and unit costs, anticipated member risk acuity and related federal risk adjustment transfer amounts, and non-benefit expenses such as administrative costs, taxes, and fees. The premium rates are filed for approval with the various state and federal authorities in accordance with the rules and regulations applicable to the ACA individual market, including, but not limited to, minimum loss ratio thresholds and adjustments for permissible rate variations by age, geographic area, and variations in plan design. In the year ended December 31, 2023, Marketplace program PMPM premium rates ranged from $270 to $1,140.
Member Enrollment and Marketing
Our Marketplace members enroll in our plans with the assistance of insurance agents employed by Molina, outside brokers, vendors, direct to consumer marketing, and via the Internet.
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
Molina Healthcare, Inc. 2023 Form 10-K | 10

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
TRENDS AND UNCERTAINTIES
REGULATORY DEVELOPMENTS AND RELATED TRENDS
Federal Economic Stabilization and Other Programs
The COVID-19 pandemic was the worst public health crisis of the last 100 years, and a national public health emergency (“PHE”) was declared. The surge of COVID-19 cases, hospitalizations, and testing requirements put increased pressure on medical costs in 2020 and 2021. The increases were more than offset by a reduction in non-COVID related costs, including the postponement and cancellation of elective procedures; however, many of our state Medicaid partners implemented medical cost risk corridors, which resulted in increased rebate payments back to the states. The impact of the pandemic began to decrease in 2022, as the high levels of vaccination, widespread population immunity, and available treatments significantly reduced the risk of severe COVID-19 disease, hospitalization, and death.
The Consolidated Appropriations Act of 2023 authorized states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, all states in which we operate had begun disenrolling members, resulting in a loss of members that were gained due to the suspension of redetermination for Medicaid eligibility during the PHE.
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
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we estimate we added approximately one million new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The Consolidated Appropriations Act of 2023 authorized states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, during the third quarter of 2023, all states in which we operate had begun disenrolling members. In 2023, we estimate we lost approximately 500,000 members due to redeterminations, offset by new enrollment and expect to lose an additional 100,000 members in 2024. Given the high number of procedural terminations and increasing interventions by CMS and various states, we expect reconnects will likely continue, decreasing currently reported losses. Although the medical cost profile of members who have been disenrolled is more favorable than the Medicaid segment average, when combined with the beneficial impact of corridor offsets in several states, our Medicaid MCR for the year ended December 31, 2023 was within our expectations. Based on the experience to date, we expect that we will ultimately retain approximately 40% of the membership gained since March 31, 2020.
LEGISLATIVE AND POLITICAL ENVIRONMENT
PRESSURES ON FUNDING
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
Molina Healthcare, Inc. 2023 Form 10-K | 11

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
Recently, members of the U.S. House of Representatives have started to weigh a series of legislative proposals targeting Medicaid, Medicare and other entitlement programs as part of a broader campaign to reduce federal spending and, to maximize their leverage, they have pursued these spending cuts in exchange for their support to raise the debt ceiling, the legal cap that allows the U.S. government to borrow money to pay its bills.
AFFORDABLE CARE ACT
In addition to past proposals calling for the full repeal of the Affordable Care Act - proposals which could be renewed again in the future - proposed changes and reforms to the ACA have included, or may include, the following:
•Prohibiting the federal government from operating Marketplaces;
•Eliminating the advanced premium tax credits and cost sharing reductions for low-income individuals who purchase their health insurance through the Marketplaces;
•Expanding and encouraging the use of private health savings accounts;
•Providing for insurance plans that offer fewer and less extensive health insurance benefits than under the ACA’s essential health benefits package, including broader use of catastrophic coverage plans, or short-term health insurance;
•Establishing and funding high risk pools or reinsurance programs for individuals with chronic or high-cost conditions; and
•Allowing insurers to sell insurance across state lines.
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
On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which became effective for tax years beginning on January 1, 2023 and thereafter. Such tax provisions did not and are not expected to have a material impact on our consolidated financial results.
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
As of December 31, 2023, 17 of our health plans were accredited by the National Committee for Quality Assurance (“NCQA”), and 12 of our health plans have earned NCQA’s Health Equity Accreditation, which is awarded to organizations that lead the market in providing culturally and linguistically sensitive services and work to reduce disparities in health care. Additionally, seven health plans earned NCQA’s Long Term Services and Supports Distinction. We believe that these objective measures of quality are important to state Medicaid agencies, as a growing number of states link reimbursement and patient assignment to quality scores.
In October 2022, CMS published its updated Medicare 2023 Star Ratings based on plan year 2021 data. For the 2023 Star Ratings, five of our plans had a decrease of 0.5 Stars, two of our plans had a decrease of 1 Star, one plan had a decrease of 1.5 Stars, and two plans either maintained or increased Star Ratings by 0.5. The decreases to the 2023 Star Ratings impact the 2024 bonus year payments.
In October 2023, CMS published its updated Medicare 2024 Star Ratings based on plan year 2022 data. For the 2024 Star Ratings, three of our plans had a decrease of 0.5 Stars, one of our plans had a decrease of 1 Star, four
Molina Healthcare, Inc. 2023 Form 10-K | 12

plans maintained, and one plan had an increase of 0.5 Stars. The decreases to the 2024 Star Ratings impact the 2025 bonus year payments.
Approximately one-third of our Medicare premium revenue is not impacted by Star Ratings. We are actively working on improvement plans and remain committed to invest in these programs to improve our quality Star scores with a focus on member experience and access measures.
For the states where our health plans are accredited by the NCQA and/or have Medicare Star Ratings, the table below presents such health plans’ NCQA status, as well as their current scores as part of the Medicare Star Ratings, which measures the quality of Medicare plans across the country using a 5-star rating system.

State	NCQA Accreditation	Medicare Star Rating 2024
Arizona	Medicaid	
California	Marketplace Medicaid	★★½
Florida	Marketplace, Medicaid: Molina Florida (accredited) and FL SMI (in process)	
Idaho	Marketplace	
Illinois	Medicaid	
Kentucky	Marketplace, Medicaid	★★★
Massachusetts		★★★½
Michigan	Marketplace, Medicaid	★★½
Mississippi	Marketplace, Medicaid	
New Mexico	Marketplace	
Nevada	Medicaid (interim)	
Ohio	Marketplace, Medicaid	★★★
South Carolina	Marketplace, Medicaid	★★★½
Texas	Marketplace, Medicaid	★★½
Utah	Marketplace, Medicaid	★★★
Virginia	Medicaid	★★½
Washington	Marketplace, Medicaid	★★½
Wisconsin	Marketplace, Medicaid	★★★

_______________________
Note: The California Medicare Star Ratings in the table above reflect Molina’s legacy business. The 2024 Star Ratings for Brand New Day and Central Health Plan of California are 2.5 and 3.5, respectively.
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
Molina Healthcare, Inc. 2023 Form 10-K | 13

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
Pharmacy
We outsource pharmacy benefit management services, including claims processing, pharmacy network contracting, rebate processing and mail and specialty pharmacy fulfillment services. Via a “Market Check” provision in the agreement with our long-standing pharmacy benefit management (“PBM”) company, CVS Caremark (“Caremark”), we re-negotiated network and administrative costs (for calendar years 2024 through 2026) to Molina’s benefit. The benefit was largely driven by improvements in network rates, partially offset by higher administrative costs.
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
Molina Healthcare, Inc. 2023 Form 10-K | 14

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
Medicaid
The Medicaid managed care industry is subject to ongoing changes as a result of healthcare reform, business consolidations and new strategic alliances. We compete with national, regional, and local Medicaid service providers, principally on the basis of size, location, quality of the provider network, quality of service, and reputation. Our primary competitors in the Medicaid managed care industry include Centene Corporation, CVS Health Corporation, Elevance Health, Inc., UnitedHealth Group Inc., and other large not-for-profit healthcare organizations. Competition can vary considerably from state to state.
Molina Healthcare, Inc. 2023 Form 10-K | 15

Medicare
The Medicare market is highly competitive across the country, with large competitors, such as CVS Health Corporation, Humana Inc., and UnitedHealth Group Inc.
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
Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, upcoding, payments made to excluded providers, improper marketing, and the violation of patient privacy rights. In particular, there has recently been increased scrutiny by the Department of Justice on health plans’ risk adjustment practices, particularly in the Medicare program. Companies
Molina Healthcare, Inc. 2023 Form 10-K | 16

involved in government healthcare programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits.
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
HUMAN CAPITAL
As of December 31, 2023, we had just over 18,000 employees. Our diverse employee population reflects the diversity of the members and communities we serve.
We continue to focus on providing opportunities for our employees that are intellectually stimulating and emotionally fulfilling, and programs and benefits that are financially rewarding. We are also focused on attracting and retaining top talent in a competitive market.
Consistent with those commitments, this year, we launched flexible work schedules, which will be offered to the majority of our employees and implemented paid paternal leave for all eligible employees.
Additionally, we continue to introduce improvements focused on employee development, hiring strategies, diversity, equity and inclusion and human capital policies and practices. We believe these improvements help us to achieve our goal to become a destination employer in the government-sponsored healthcare industry.
Annually, we invite all employees to participate in our engagement survey. The purpose of our survey is to obtain honest, comprehensive feedback on what is going well, and which strategic, operational or cultural concerns are top of mind for our employees. Our results demonstrate year-over-year improvement and exceed industry benchmark.
Succession planning and managing our talent pipelines continue to be key to our human capital strategy. We regularly monitor high performer retention and development. Our performance management practices and pay and recognition programs are aligned with meeting and exceeding our corporate objectives. The board of directors has purview to our employee engagement survey results, key executive performance, and succession planning.
We offer formal leadership development programs including new leader orientation, executive onboarding, front-line leadership essentials, and experienced leader training. We have targeted development plans for critical roles with an emphasis on leadership and business acumen. To further support career development and growth, we launched a new learning management system, enabling employees to expand their skills and career paths, and empowering employees to explore career opportunities within the organization.
We invest in our workforce through market competitive total rewards including, pay, benefits and time-off. Our pay and recognition programs are designed to engage, motivate and reward top performers and attract new talent. To foster ownership and align the interests of employees with shareholders, we offer an Employee Stock Purchase Plan and grant equity-based compensation under our long-term incentive plan to eligible employees.
Molina Healthcare, Inc. 2023 Form 10-K | 17

We also offer a comprehensive suite of benefits to all eligible employees, including, among others:
•Comprehensive health insurance coverage for employees working 30 hours or more per week, with no increase in employee contributions for 2023 and 2024;
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
•Employee discount and other programs, including tuition reimbursement; and
•Employee assistance program benefits that provide up to six confidential counseling sessions per rolling 12-month period and includes assistance with physical, emotional, and financial related matters.
AVAILABLE INFORMATION
Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666.
You can access our website at www.molinahealthcare.com to learn more about our Company. From that site, you can download and print copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, along with amendments to those reports. You can also download our Corporate Governance Guidelines, board of directors’ committee charters, Code of Business Conduct and Ethics and Environmental, Social and Governance Report. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the U.S. Securities and Exchange Commission (“SEC”). We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: Molina Healthcare, Inc., 200 Oceangate, Suite 100, Long Beach, California 90802, Attn: Investor Relations. Information on or linked to our website is neither part of nor incorporated by reference into this Form 10-K or any other SEC filings.
Molina Healthcare, Inc. 2023 Form 10-K | 18

Item 1A. RISK FACTORS
Our business involves significant risks. You should carefully consider the risks described below and all of the other information set forth in this Form 10-K, including our consolidated financial statements and accompanying notes. These risks and other factors may affect our forward-looking statements, including those we make in this Form 10-K or elsewhere, such as in press releases, presentations to securities analysts or investors, or other communications made by or with the approval of one of our executive officers.
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
We currently derive our premium revenues from health plans that operate in 20 states. Our Medicaid premium revenue constituted 81% of our consolidated premium revenue in the year ended December 31, 2023. Measured by Medicaid premium revenue by health plan, our top four health plans were in California, New York, Texas, and Washington, with aggregate Medicaid premium revenue of $13.5 billion, or approximately 51% of total Medicaid premium revenue, in the year ended December 31, 2023. If we are unable to continue to operate in any of our existing jurisdictions, or if our current operations in those jurisdictions or any portions of those jurisdictions are significantly curtailed or terminated entirely, our revenues could decrease materially.
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
Our Marketplace business has been volatile and has suffered significant losses in the past.
We offer Marketplace plans in many of the states where we offer Medicaid health plans. In 2024, we are participating in the Marketplace in all our markets except for Arizona, Iowa, Massachusetts, Nebraska, New York, and Virginia. Our Marketplace plans allow our Medicaid members to stay with their providers as they transition between Medicaid and the Marketplace. Additionally, our plans remove financial barriers to quality care and seek to minimize members' out-of-pocket expenses. We develop each state’s Marketplace premium rates during the spring of each year for policies effective in the following calendar year. Premium rates are based on our estimates of utilization of services and unit costs, anticipated member risk acuity and related federal risk adjustment transfer amounts, and non-benefit expenses such as administrative costs, taxes, and fees. In the year ended December 31, 2023, Marketplace program PMPM premium rates ranged from $270 to $1,140. Marketplace plan selection by members is highly price sensitive, and the Marketplace markets in general are highly volatile and unpredictable from year to year. Any variation from our cost expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates, could have a material adverse effect on our results of operations, financial position, and cash flows.
Molina Healthcare, Inc. 2023 Form 10-K | 19

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
As part of our normal operations, we routinely collect, process, store, and transmit large amounts of data, including sensitive personal information as well as proprietary or confidential information relating to our business or third parties. To ensure information security, we have implemented controls designed to protect the confidentiality, integrity and availability of this data and the systems that store and transmit such data. However, our information technology systems and safety control systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. We may also face increased cybersecurity risks due to our reliance on internet technology and our fully remote working environment, which may create additional opportunities for cybercriminals to exploit vulnerabilities. All of these risks are also faced by our significant vendors who are also in possession of sensitive confidential information. Because the techniques used to circumvent, gain access to, or sabotage security systems can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including phishing prevention training), procedures and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and our and our members’ data.
Moreover, we face the ongoing challenge of managing access controls in a complex environment. The process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. Given the breadth of our operations and the increasing sophistication of cyberattacks, a particular incident could occur and persist for an extended period of time before being detected. The extent of a particular cyberattack and the steps that we may need to take to investigate the attack may take a significant amount of time before such an investigation could be completed and full and reliable information about the incident is known. During such time, the extent of any harm or how best to remediate it might not be known, which could further increase the risks, costs, and consequences of a data security incident. In addition, our systems must be routinely updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased substantially, as has the importance of patches and other remedial measures. In addition to remediating newly
Molina Healthcare, Inc. 2023 Form 10-K | 20

identified vulnerabilities, previously identified vulnerabilities must also be updated. We are at risk that cyber attackers exploit these known vulnerabilities before they have been addressed. The complexity of our systems and platforms, the increased frequency at which vendors are issuing security patches to their products, our need to test patches and, in some instances, coordinate with third parties before they can be deployed, all could further increase our risks.
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
In the future, we may be subject to litigation and governmental investigations related to cyber-attacks and security breaches. Any such future litigation or governmental investigation could divert the attention of management from the operation of our business, result in reputational damage, and have a material adverse impact on our business, cash flows, financial condition, and results of operations. Moreover, our programs to detect, contain, and respond to data security incidents as well as contingency plans and insurance coverage for potential liabilities of this nature may not be sufficient to cover all claims and liabilities.
Noncompliance with any privacy, security or data protection laws and regulations, or any security breach, cyber-attack or cyber-security breach, and any incident involving the misappropriation, theft, loss or other unauthorized disclosure or use of, or access to, sensitive or confidential information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause membership losses and contract breaches, and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions that could have a material adverse effect on our business, cash flows, financial condition, and results of operations.
We may be unable to successfully integrate our acquisitions or realize the anticipated benefits of such acquisitions.
Our growth strategy includes the pursuit of targeted inorganic growth opportunities that we believe will provide a strategic fit, leverage operational synergies, and lead to incremental earnings accretion. For example, in September 2023 we closed on our acquisition of My Choice Wisconsin and in January 2024 we closed on the acquisition of Bright Health Medicare. The integration of acquired businesses with our existing business is a complex, costly and time-consuming process. The success of acquisitions we make will depend, in part, on our ability to successfully combine our existing business with such acquired businesses and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation, and operational efficiencies, from the combinations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be fully realized, or may take longer to realize than expected.
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
Molina Healthcare, Inc. 2023 Form 10-K | 21

•Successfully addressing the challenges inherent in managing a larger company and coordinating geographically separate organizations; and
•Delays in obtaining, or inability to obtain, necessary state or federal regulatory approvals, or such approvals may impose conditions that were not anticipated.
Many of these factors are outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations. There can be no assurances that we will be successful in managing our expanded operations as a result of acquisitions or that we will realize the expected growth in earnings, operating efficiencies, cost savings, or other benefits.
We may be unable to sustain our projected rate of growth due to a lack of merger and acquisition opportunities.
Over the last five years we have closed on eight merger and acquisition transactions generating approximately $11 billion in premium revenue. Many of the targets of such transaction have been non-profit entities. If the number of health care entities willing and able to enter into consolidation transactions with us declines in the future, we may be unable to fully achieve our growth strategy, which could have an adverse effect on our business, financial condition, or results of operations.
Failure to attain profitability in any newly acquired health plans or new start-up operations could negatively affect our results of operations.
Start-up costs associated with a new business can be substantial. For example, to obtain a certificate of authority to operate as a health maintenance organization in most jurisdictions, we must first establish a provider network, develop and establish infrastructure and required systems, and demonstrate our ability to process claims. In 2023, we incurred substantial one-time contract implementation costs related to our expansions in Los Angeles County, Iowa, and Nebraska. Often, we are also required to contribute significant capital to fund mandated net worth requirements, performance bonds or escrows, or contingency guaranties. If we are unsuccessful in obtaining a certificate of authority, winning the bid to provide services, building out our provider network, or attracting and retaining members in sufficient numbers to cover our start-up costs, the new business could fail, or the losses we incur could impact our results of operations. The expenses associated with starting up a health plan in a new jurisdiction, expanding a health plan in an existing jurisdiction, or acquiring a new health plan, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
If we lose contracts that constitute a significant amount of our premium revenue, we will lose the administrative cost efficiencies or cost leverage that is inherent in a larger revenue base. In such circumstances, we may not be able to reduce fixed costs proportionally with our lower revenue, and the financial impact of lost contracts may exceed the net income ascribed to those contracts.
We currently spread the cost of centralized services over a large revenue base. Many of our administrative costs are fixed in nature and will be incurred at the same level regardless of the size of our revenue base. If we lose contracts that constitute a significant amount of our revenue, we may not be able to reduce the expense of centralized services in a manner that is proportional to that loss of revenue. In such circumstances, not only will our total dollar margins decline, but our percentage margins, measured as a percentage of revenue, will also decline. This loss of cost efficiency or cost leverage, and the resulting stranded administrative costs, could have a material and adverse impact on our business, financial condition, cash flows, or results of operations.
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
Molina Healthcare, Inc. 2023 Form 10-K | 22

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
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated substantially, and has varied across our health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio of 88.1% for the year ended December 31, 2023, had been one percentage point higher,
Molina Healthcare, Inc. 2023 Form 10-K | 23

or 89.1%, our net income per diluted share for the year ended December 31, 2023 would have been approximately $14.51 rather than our actual net income per diluted share of $18.77, a difference of $4.26.
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
•epidemics or pandemics, such as COVID-19;
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
Some providers that render services to our members are not contracted with our health plans. In those cases, there is no pre-established understanding between the provider and our health plan about the amount of compensation that is due to the provider. If providers claim they are underpaid for their services, they may either litigate or arbitrate their dispute with our health plan. State and federal laws intended to prevent or limit “surprise billing,” such as the No Surprises Act, define the compensation that must be paid to out-of-network providers in certain scenarios and require rate disputes between payors and out-of-network providers to be resolved through independent dispute resolution (“IDR”). There have been lawsuits challenging portions of the No Surprises Act in federal courts, particularly related to the use of the qualifying payment amount (“QPA”) in the IDR process, which may result in an increase in rates we must pay to out-of-network providers. Federal agencies have continued to issue guidance regarding the implementation of the No Surprises Act, and we expect the agencies’ interpretations of law’s requirements will continue to evolve. The impact that federal and state surprise billing laws will have on our business is uncertain and could adversely affect our business, financial condition, cash flows, or results of operations.
Molina Healthcare, Inc. 2023 Form 10-K | 24

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
Molina Healthcare, Inc. 2023 Form 10-K | 25

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
In the past, we have experienced challenges in obtaining complete and accurate encounter data due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could adversely affect the premium rates we receive and how membership is assigned to us and subject us to financial penalties, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations, and on our ability to bid for, and continue to participate in, certain programs.
We may not be successful in our artificial intelligence (“AI”) administrative and operational initiatives, which could adversely affect our business, reputation, or financial results.
As part of our operating efficiencies, we are making appreciable investments in certain AI administrative tools and initiatives to enhance our operations and to save costs. There are risks associated with the development and deployment of AI, and there can be no assurance that the usage of AI will enhance our operations or reduce our operational costs. Our AI-related efforts may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement, data privacy, and cybersecurity, among others. In addition, these risks include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. The development and use of AI technologies is still in its early stages. Thus, it is not possible to predict all of the risks and potentially unintended consequences related to the use of AI by vendors, third-party developers, or the Company.
An impairment charge with respect to our recorded goodwill, or our finite-lived intangible assets, could have a material impact on our financial results.
As of December 31, 2023, the carrying amount of goodwill was $1,241 million, and intangible assets, net, were $208 million.
Goodwill represents the excess of the purchase consideration over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Impairment indicators may include experienced or expected operating cash-flow deterioration or losses, significant losses of membership, loss of state funding, loss of state contracts, and other
Molina Healthcare, Inc. 2023 Form 10-K | 26

factors. Goodwill is impaired if the carrying amount of a reporting unit exceeds its estimated fair value. This excess is recorded as an impairment loss and adjusted if necessary for the impact of tax-deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit.
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
The May 2020 contract award to our Kentucky Medicaid plan is the subject of a pending appeal before the Kentucky Supreme Court.
On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. This matter is now pending before the Kentucky Supreme Court, and no assurances can be given regarding the ultimate outcome. In the event the contract award to our Kentucky health plan is overturned, the business and revenue of our Kentucky health plan may be materially and adversely affected.
The value of our investments is influenced by varying economic and market conditions, and a decrease in value may result in a loss charged to income.
We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. Changes in the economic environment, including periods of increased volatility in the securities markets and recent increases in inflation and interest rates, can increase the difficulty of assessing investment impairment and increase the risk of potential impairment of these assets. There is continuing risk that declines in the fair value of our investments may occur and material impairments may be charged to income in future periods, resulting in recognized losses.
RISKS RELATED TO OUR INDUSTRY
Our Medicaid enrollees continue to be subject to eligibility redeterminations and potential disenrollments on a state by state basis, and the number and health acuity level of Medicaid enrollees we retain may be lower than our current estimates.
During the COVID-19 pandemic, Medicaid enrollment across the country, as well as our enrollment, grew substantially compared to before the pandemic. Beginning April 1, 2023, Medicaid eligibility redeterminations commenced, and are expected to be concluded by June 2024. The total number of Medicaid enrollees who may be disenrolled during the unwinding period is uncertain. In 2023, we estimate we lost approximately 500,000 members due to redeterminations (offset by new enrollment), and we expect to lose an additional 100,000 members in 2024. Based on our experience to date, we expect that we will retain approximately 40% of the new Medicaid enrollees who joined our health plans during the pendency of the PHE. However, this expectation is subject to a number of uncertain variables and assumptions. Moreover, actuarial assumptions related to the health acuity of the remaining members may become more difficult to predict or may be inaccurate, resulting in inaccurate rates to be paid to health plans. Errors in our estimates related to redeterminations and disenrollment, and actuarial errors related to the acuity of Medicaid members may materially impact our business, financial condition, cash flows, and results of operations.
CMS will end the current MMP program no later than December 2025, which could impact premium revenue.
To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligibles”), under the direction of CMS some states implemented demonstration pilot programs to integrate Medicare and Medicaid services for the dual eligibles. The health plans participating in such demonstrations are referred to as MMPs. Pursuant to the 2023 CMS Medicare Final Rule, which requires MMP plans to end no later than December 2025, the five states in which we operate MMPs – Illinois, Michigan, Ohio, South Carolina, and Texas – have filed transition plans with CMS to move to D-SNPs by January 1, 2026. Illinois and Ohio have included plans to transition to Fully Integrated D-SNPs. Michigan, South Carolina, and Texas are electing to transition to Highly Integrated D-SNPs. We anticipate states to release procurements to contract with D-SNPs in 2024. The economic impact of such transitions to D-SNP on our premium revenue is uncertain at this point.
Molina Healthcare, Inc. 2023 Form 10-K | 27

Moreover, both states and CMS are requiring increasing integration of Medicare and Medicaid programmatic and compliance obligations. Medicare requirements developed by CMS, which were formerly entirely federal in nature, are now being extended to or incorporated into state-administered Medicaid programs. These new state-based requirements could impact our readiness status or eligibility under certain state Medicaid programs or contracts.
Further, the Star Rating System utilized by CMS to evaluate Medicare plans may have a significant effect on our revenue, as higher-rated plans tend to experience increased enrollment and plans with a Star rating of 4.0 or higher are eligible for quality-based bonus payments. Beginning in 2016, those Medicare plans that achieve less than a 3.0 Star rating for three consecutive years will be issued a notice of non-renewal of their contract for the following year. If we do not maintain our Star ratings above 3.0 or continue to improve our Star ratings, fail to meet or exceed our competitors’ Star ratings, or if quality-based bonus payments are reduced or eliminated, we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial condition, and cash flows. Similarly, if we fail to meet or exceed any performance standards imposed by state Medicaid programs in which we participate, we may not receive performance-based bonus payments, may incur penalties, or lose our Medicaid contract.
We are periodically subject to government audits, including CMS RADV audits of our Medicare D-SNP plans to validate diagnostic data, patient claims, and financial reporting. These audits could result in significant adjustments in payments made to our health plans, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a RADV audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions, which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. In addition, if a D-SNP or MMP plan pays minimum MLR rebates for three consecutive years, such plan will become ineligible to enroll new members.
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
We are a corporate parent holding company and hold most of our assets in, and conduct most of our operations through, our direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us depends on their operating results and is subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of ordinary dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In general, our health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts that exceed either (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year, depending on the respective state statute. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Our health plans generally must provide notice to the applicable state regulator prior to paying a dividend or other distribution to us. Our parent company received $705 million and $668 million in dividends from our regulated health plan subsidiaries during 2023 and 2022, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our Company as a whole would be limited, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Molina Healthcare, Inc. 2023 Form 10-K | 28

Our use and disclosure of personally identifiable information and other non-public information, including protected health information, is subject to federal and state privacy and security regulations, and our failure or the failure of our vendors to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.
State and federal laws and regulations including, but not limited to, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, and all regulations promulgated thereunder (collectively, “HIPAA”), the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (the “CPRA”), and the Gramm-Leach-Bliley Act, govern the collection, dissemination, use, privacy, confidentiality, security, availability, and integrity of personally identifiable information (“PII”), including protected health information (“PHI”). HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities and business associates, including health plans such as ours. HIPAA requires covered entities like us to develop and maintain policies and procedures regarding PHI, and to adopt administrative, physical, and technical safeguards to protect PHI.
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
Molina Healthcare, Inc. 2023 Form 10-K | 29

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
Large-scale medical emergencies can take many forms and be associated with widespread illness or medical conditions. For example, natural disasters, such as a major earthquake or wildfire in California, or a major hurricane affecting Florida, South Carolina or Texas, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include a virulent flu season or epidemic, such as a resurgence of COVID-19, or new viruses for which vaccines may not exist, are not effective, or have not been widely administered.
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
Molina Healthcare, Inc. 2023 Form 10-K | 30

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
Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, upcoding, payments made to excluded providers, improper marketing, and the violation of patient privacy rights. In particular, there has recently been increased scrutiny by the Department of Justice on health plans’ risk adjustment practices, particularly in the Medicare program. Companies involved in government healthcare programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits.
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
Adverse credit market conditions may have a material adverse effect on our liquidity or our ability to obtain credit on acceptable terms.
In the past, the securities and credit markets have experienced extreme volatility and disruption. The availability of credit, from virtually all types of lenders, has at times been restricted. In the event we need access to additional capital to pay our operating expenses, fund subsidiary surplus requirements, make payments on or refinance our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing revolving credit facility.
Our access to additional financing will depend on a variety of factors such as prevailing economic and credit market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, and perceptions of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or any combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain sufficient additional financing on favorable terms, within an acceptable time, or at all.
Molina Healthcare, Inc. 2023 Form 10-K | 31

We are party to a credit agreement (the “Credit Agreement”) which includes a revolving credit facility (“Credit Facility”) of $1.0 billion, among other provisions. Our Credit Agreement, and the indentures governing our notes, require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make certain investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our Credit Agreement also requires us to comply with a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under the Credit Agreement and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.
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
We face risks related to litigation.
We are subject to a variety of legal actions that may affect our business, including but not limited to provider claims, employment related disputes and employee benefit claims, breach of contract actions, qui tam or False Claims Act actions, administrative matters before government agencies, tort claims, intellectual property-related litigation, and class actions of various kind. These actions or proceedings could result in substantial costs to us, require management to spend substantial time focused on litigation, result in negative media attention, and may adversely affect our business, reputation, financial condition, results of operations, or cash flows. If we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, and stock price, and could subject us to sanctions by regulatory authorities.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses in our internal control over financial reporting in the past, which have subsequently been remediated. If additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, the risk of material misstatements in our consolidated financial statements may increase and we could be required to restate our financial results.
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
Molina Healthcare, Inc. 2023 Form 10-K | 32

Item 1C. CYBERSECURITY
CYBERSECURITY RISK MANAGEMENT, GOVERNANCE AND RISK ASSESSMENT
The Company is committed to protecting the confidentiality, integrity, and availability of its information systems and the data they contain from cybersecurity threats. The Company recognizes that cybersecurity is a dynamic and evolving area of risk that requires ongoing assessment, management, and oversight. The Company has established a cybersecurity program (the "Program") that is designed to assess, identify, manage, and mitigate material cybersecurity threats, as well as to respond to and recover from cybersecurity incidents.
CYBERSECURITY RISK MANAGEMENT
The Program is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”), NIST Special Publication 800-53, and the Payment Card Industry standards, as applicable, and designed to comply with applicable laws and regulations, including HIPAA and the New York Department of Financial Services Cybersecurity Regulation, as applicable. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF and Payment Card Industry standards as guides to help us identify, assess, and manage cybersecurity risks relevant to our business. The Program is aligned with the Company's overall enterprise risk management system and processes and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Control procedures are assessed regularly to confirm their effectiveness. The Company undergoes an annual Service Organization Controls (“SOC”) Type 2 attestation report covering the performance of safeguards deployed to protect certain Company systems and applications. The Company maintains cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity-related incidents that interrupt our network or networks of our vendors, in all cases up to specified limits and subject to certain exclusions.
The Company has a designated Chief Information Security Officer (the “CISO”). The Program is implemented and managed by the Company’s executive management under the leadership of the CISO. The Company contracts with third-party service providers to support aspects of the Program implementation, operations, and review of information technology operations and cybersecurity technologies. Additionally, the Company has retained a number of well-established and reputable cybersecurity consultants, including forensics experts, auditors, as well as outside cybersecurity legal counsel to assist with cybersecurity matters as needed from time to time.
The Company has a Computer Incident Response Team (“CIRT”) which is responsible for monitoring, preventing, detecting, assisting with the investigation, and responding to cybersecurity threats. The Company has in place an Information Security Incident Response Plan (“IRP”) Protocol which provides an operational framework to coordinate the response to any type of cybersecurity incident affecting the Company. The CIRT team informs the CISO of cybersecurity threats consistent with the IRP. The IRP also provides the process and oversight to manage cybersecurity incidents that may arise from a third-party service provider. In addition, the IRP addresses management responsibility with respect to disclosure determinations related to a cybersecurity incident and provides for Audit Committee and Board briefings as appropriate.
The Company’s cybersecurity policies and procedures are reviewed by the CISO and updated at least annually. In addition, under the IRP, following the resolution of a cybersecurity incident, the Company will generally consider the effectiveness of the Program and the IRP, make adjustments as appropriate, and report to senior management and the Audit Committee as appropriate on these matters. The cybersecurity policies and procedures are communicated and enforced throughout the Company, as well as with the third-party service providers that have access to the Company's information systems or nonpublic information. Cybersecurity policies and procedures are also subject to periodic review and audits by internal and external parties, such as the internal audit function, external auditors, regulators, or independent assessors. The Company requires employees to undergo cybersecurity-related training, including phishing prevention training, and employees are tested regularly through phishing exercises.
GOVERNANCE
The CISO is responsible for developing, maintaining, and enforcing the Program's policies and procedures, as well as reporting on the Program's performance and material cybersecurity risks to the Audit Committee. The CISO has the relevant expertise and authority to carry out the Program's objectives and to coordinate with other key stakeholders within and outside the Company. The CISO’s expertise includes decades of information technology and cybersecurity as a subject matter expert, including more than a decade of executive management experience as a CISO for Fortune 500 companies.
Molina Healthcare, Inc. 2023 Form 10-K | 33

The Program is overseen by the Company’s Board of Directors through its Audit Committee which, pursuant to its charter, assists the Board with oversight of Company privacy, data security, and cybersecurity matters and risks. The Audit Committee meets regularly with the Company’s executive management, including the CISO and the Chief Information Officer, and receives updates on the status and overall effectiveness of the Program, changes to the Program, relevant information technology operations, any changes in material cybersecurity risks and any significant cybersecurity incidents consistent with the IRP. The Audit Committee also discusses with executive management the steps management has taken to monitor and mitigate privacy, data security, and cybersecurity risk exposures, the Company’s information governance policies and programs, and major legislative and regulatory developments that could materially impact the Company’s exposure regarding privacy, data security risk, and cybersecurity. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The Audit Committee and the Board consider cybersecurity as part of the Company’s business strategy, financial planning, and capital allocation.
CYBERSECURITY RISK ASSESSMENT
The CISO is responsible for assessing and managing the Company’s material risks from cybersecurity threats. The Company conducts regular risk assessments to identify, evaluate, and prioritize material cybersecurity risks to the Company, including its health plans and state contracts, shared services and IT operations, or business strategy. The risk assessments are informed by various sources of information, such as internal and external audits, vulnerability scans, penetration tests, threat intelligence, incident reports, industry benchmarks, and accepted industry practices. The risk assessments consider the potential impact and likelihood of various cybersecurity threats, such as ransomware, malware, social engineering, third-party incidents, supply chain attacks and insider threats, and contemplates the adequacy of controls to detect, prevent, respond, and recover to reduce the possibility of an adverse material cybersecurity event. The Company has in place processes to identify material risks from cybersecurity threats associated with its use of third-party service providers and as such, conducts assessments of such third-party service providers with respect to their cybersecurity programs and risks and requires third-party service providers to notify the Company if they experienced a cybersecurity incident. The Company hires experienced security professionals to conduct advanced and realistic cybersecurity attack simulations to verify its Program, and conducts regular cybersecurity tabletop exercises with executive management, which are coordinated by a third-party.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Item 2. PROPERTIES
We own and lease certain real properties to support the business operations of our reportable segments. In 2022, we completed a plan to reduce the real estate footprint used in our business operations to accommodate our move to a permanent remote work environment, a model we have been working under successfully for over three years. Our remaining office space is being reconfigured and optimized for utilization and efficiency. While we believe our current and anticipated facilities are adequate to meet our operational needs in the near term, we continually evaluate the adequacy of our properties for our anticipated future needs.
Item 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Legal Proceedings.”
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
Molina Healthcare, Inc. 2023 Form 10-K | 34

Purchases of common stock made by us, or on our behalf, during the fourth quarter of 2023, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	1,700	$328.24	—	$750,000,000
November 1 - November 30	—	$—	—	$750,000,000
December 1 - December 31	—	$—	—	$750,000,000
Total	1,700	$328.24	—

_______________________
(1)During the fourth quarter of 2023, we withheld approximately 1,700 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to the accompanying Notes to Financial Statements, Note 13, “Stockholders' Equity.”
STOCK PERFORMANCE GRAPH
The following graph and related discussion are being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or to be “filed” with the U.S. Securities and Exchange Commission (“SEC”) (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that we specifically incorporate it by reference into a filing.
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”) and a peer group index for the five-year period from December 31, 2018 to December 31, 2023. The comparison assumes $100 was invested on December 31, 2018, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock price performance and is not necessarily indicative of future stock price performance.
Molina Healthcare, Inc. 2023 Form 10-K | 35

The peer group index consists of Acadia Healthcare Company, Inc. (ACHC), Elevance Health, Inc. (ELV), Centene Corporation (CNC), Cigna Corporation (CI), Community Health Systems, Inc. (CYH), HCA Healthcare, Inc. (HCA), Humana, Inc. (HUM), Laboratory Corporation of America Holdings (LH), Quest Diagnostics Incorporated (DGX), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS).
STOCK TRADING SYMBOL AND DIVIDENDS
Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of February 9, 2024, there were 14 registered holders of record of our common stock, including Cede & Co. To date we have not paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our projected business operations. However, we intend to periodically evaluate our cash position to determine whether to pay a cash dividend in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
UNREGISTERED SALES OF SECURITIES
None.
Molina Healthcare, Inc. 2023 Form 10-K | 36

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Management’s discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2023 and 2022, are presented in the sections that follow. Our MD&A as of and for the year ended December 31, 2021, may be found in our 2022 Annual Report on Form 10-K, which prior disclosure is incorporated by reference herein. The following discussion and analysis does not include certain items related to the year ended December 31, 2021, including year-to-year comparisons between the year ended December 31, 2022 and the year ended December 31, 2021. For a comparison of our results of operations for the fiscal years ended December 31, 2022 and December 31, 2021, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 13, 2022.
OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.0 million members as of December 31, 2023, located across 20 states.
2023 HIGHLIGHTS
Highlights of our full-year 2023 results included the following:
•Net income of $1,091 million, or $18.77 per diluted share, compared to $792 million, or $13.55 per diluted share in 2022;
•Membership of 5.0 million at December 31, 2023, mainly reflects the impact of our growth initiatives, which partially offset the impact of Medicaid redeterminations;
•Total revenue of $34.1 billion, which increased 7% compared to 2022;
•Premium revenue of $32.5 billion, which increased 5% compared to 2022;
•Consolidated medical care ratio (“MCR”) of 88.1%, compared to 88.0% in 2022;
•General and administrative expense ratio (“G&A ratio”) of 7.2%, equal to 7.2% in 2022;
•Investment income of $394 million, which more than doubled compared to 2022; and
•After-tax margin of 3.2%, which improved compared to 2.5% in 2022.

Growth Initiatives
In addition to delivering strong 2023 financial results, we continued to execute on our profitable growth strategy. To recap the growth milestones achieved in 2023 and early 2024:
•In January, we successfully re-procured our contract in Texas for the state’s STAR+PLUS program, retaining all eight regions and expecting to grow our market share;
•In July, we successfully launched our Iowa Medicaid plan which we won in a highly competitive process in late 2022;
•In August, we announced that we were awarded a contract to once again serve Medicaid beneficiaries in the state of New Mexico;
•In September, we closed on the My Choice Wisconsin acquisition, further expanding on our market leading LTSS franchise;
•Effective January 1, 2024, we closed our acquisition of Bright Health’s California Medicare business (Brand New Day and Central Health Plan of California);
•On January 1, 2024, we successfully launched our Nebraska health plan; and finally,
•On January 1, 2024, we launched our expanded California Medicaid platform, including Los Angeles county, which approximately doubled the size of our business in the state.
Collectively, these acquisitions and requests for proposal (“RFP”) successes represent $7 billion of annual premium, which was partially realized in 2023, is expected to be mostly realized in 2024 and is expected to be fully realized in 2025.
Molina Healthcare, Inc. 2023 Form 10-K | 37

FINANCIAL RESULTS SUMMARY

	Year Ended December 31,
	2023	2022

	(In millions, except per-share amounts)
Premium revenue	$32,529	$30,883
Less: medical care costs	28,669	27,175
Medical margin	3,860	3,708
MCR (1)	88.1%	88.0%

Other revenues:
Premium tax revenue	1,069	873
Investment income	394	143
Other revenue	80	75

General and administrative expenses	2,462	2,311
G&A ratio (2)	7.2%	7.2%

Premium tax expenses	1,069	873
Depreciation and amortization	171	176
Impairment	—	208
Other	128	58
Operating income	1,573	1,173
Interest expense	109	110
Income before income tax expense	1,464	1,063
Income tax expense	373	271
Net income	$1,091	$792

Net income per diluted share	$18.77	$13.55

Diluted weighted average shares outstanding	58.1	58.5

Other Key Statistics:
Ending Membership	5.0	5.3
Effective income tax rate	25.5%	25.5%
After-tax margin (3)	3.2%	2.5%
__________________
(1)MCR represents medical care costs as a percentage of premium revenue.
(2)G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)After-tax margin represents net income as a percentage of total revenue.
CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income amounted to $1,091 million, or $18.77 per diluted share in 2023, compared with net income of $792 million, or $13.55 per diluted share, in 2022.
Operating income was $1,573 million in 2023, compared with $1,173 million in 2022. The increase in operating income was mainly due to higher premium revenues and medical margin, increased investment income, and the impact of the real estate impairment recognized in 2022.
Molina Healthcare, Inc. 2023 Form 10-K | 38

PREMIUM REVENUE
Premium revenue increased $1.6 billion, or 5%, in 2023, when compared with 2022, driven by the impact of our growth initiatives and changes in business and membership mix in our Medicaid and Medicare segments, which partially offset the impacts of Medicaid redetermination and the expected decline in the Marketplace segment.
MEDICAL CARE RATIO
The consolidated MCR increased to 88.1% in 2023, compared with 88.0% in 2022. The results include an increase in the Medicaid and Medicare segments, including a modest acuity impact from Medicaid redetermination and the impact of changes in business mix, partially offset by certain rate actions, a decrease in the Marketplace MCR, and continued strong operating performance and medical cost management. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
Prior year reserve development has been favorable for 2023, but its impact on earnings has been mostly absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio increased to 3.2% in 2023, compared with 2.7% in 2022, due mainly to the reinstatement of the California managed care organization (“MCO”) tax by the state’s Department of Health Care Services in the fourth quarter of 2023, on a retroactive basis effective April 1, 2023. Accordingly, we recorded $376 million of premium tax expense and corresponding premium tax revenue in the fourth quarter of 2023. The California MCO tax was previously in effect for the entire year ended 2022.
INVESTMENT INCOME
Investment income increased to $394 million in 2023, compared with $143 million in 2022. The increase was mainly driven by higher levels of invested assets and higher interest rates.
OTHER REVENUE
Other revenue increased slightly to $80 million in 2023, compared with $75 million in 2022. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
GENERAL AND ADMINISTRATIVE (“G&A”) EXPENSES
The G&A ratio was 7.2% in 2023, which is equal to 7.2% in 2022. The G&A ratio in 2023 reflects deployment costs for new business implementation associated with the Iowa Medicaid contract win that started in July 2023, and the Nebraska and California Medicaid contract wins that started in January 2024, and was partially offset by the benefits of scale produced by our growth and continued disciplined cost management.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $171 million in 2023, compared with $176 million in 2022. The decrease was due to the impairment discussed below offset by intangible assets recorded from recent acquisitions.
IMPAIRMENT
In 2022, we recognized an impairment of $208 million on right-of-use (“ROU”) lease assets and related property and equipment in connection with the reduction in leased space to accommodate the move to a permanent remote work environment. Approximately $192 million of the impairment is directly associated with the reduction in leased space used in our business operations. We assessed ROU assets for impairment based on a valuation and recoverability analysis, which was determined with the assistance of a third-party real estate specialist. The remaining $16 million of the impairment relates to leasehold improvements and other property and equipment associated with the reduction in leased space.
OTHER OPERATING EXPENSES
Other operating expenses totaled $128 million in 2023, compared with $58 million in 2022. The increase in 2023 reflects a $41 million credit loss on 2022 Marketplace risk adjustment receivables due to the insolvency of an issuer in the Texas risk pool, and expense related to litigation dating back to 2013. See Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies,” for additional information. Other operating expenses also include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
Molina Healthcare, Inc. 2023 Form 10-K | 39

INTEREST EXPENSE
Interest expense was $109 million in 2023, compared with $110 million in 2022.
INCOME TAXES
Income tax expense amounted to $373 million in 2023, or 25.5% of pretax income, compared with income tax expense of $271 million in 2022, or 25.5% of the pretax income.
REPORTABLE SEGMENTS
As of December 31, 2023, we served approximately 5.0 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
See "Item 1. Business,” for further description of our segments.
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
TRENDS AND UNCERTAINTIES
For a discussion of the trends, uncertainties and other developments that affected our reportable segments, refer to “Item 1. Business—Our Business,” “—Trends and Uncertainties,” “—Legislative and Political Environment,” “—Operations—Medical Management,” and “—Regulation.”
SEGMENT FINANCIAL PERFORMANCE
The following table summarizes our membership by segment as of the dates indicated:

	As of December 31,
	2023	2022
Medicaid	4,542,000	4,754,000
Medicare	172,000	156,000
Marketplace	281,000	348,000
Total	4,995,000	5,258,000
Molina Healthcare, Inc. 2023 Form 10-K | 40

The tables below summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Year Ended December 31,
	2023			2022
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$26,327	$2,973	88.7%	$24,827	$2,981	88.0%
Medicare	4,179	388	90.7	3,795	437	88.5
Marketplace	2,023	499	75.3	2,261	290	87.2
Total	$32,529	$3,860	88.1%	$30,883	$3,708	88.0%
Medicaid
Key factors affecting results for this segment include:
•Our growth initiatives, including acquisitions and expansion into new states, drove an increase in member months during the year, despite the impact of redeterminations, and changes in membership mix;
•Impact of redetermination, including the loss of approximately 500,000 members, and a moderate impact from the effect of acuity shifts, net of the beneficial impact of risk corridors; and
•Improved operating performance, including medical cost management, and prospective and retrospective rates.
Medicaid premium revenue increased $1.5 billion, or 6% in 2023, when compared with 2022. The increase was mainly due to the impact of our growth initiatives, changes in business and membership mix, and the beneficial impact of risk corridors in several states. We benefited from membership growth related to the suspension of redeterminations through the end of the first quarter of 2023. Additionally, membership increased due to the AgeWell acquisition that closed in the fourth quarter of 2022, the commencement of the Iowa Medicaid contract in July 2023, and the impact from the My Choice Wisconsin acquisition that closed on September 1, 2023. These increases were partially offset by the net membership impact of redetermination. By the end of the third quarter of 2023, all states within our Medicaid footprint had begun disenrolling members, which is expected to continue through the first half of 2024.
The medical margin of our Medicaid program decreased $8 million in 2023, when compared with 2022. The year-over-year change was driven by an increase in MCR, partially offset by the increased premium revenues discussed above.
The Medicaid MCR increased 70 basis points to 88.7% in 2023, from 88.0% in 2022. The increase was mainly attributable to changes in business and membership mix, including acquisitions and commencement of the Iowa contract, and a modest acuity impact from redetermination, partially offset by prospective and retrospective rates, the beneficial impact of risk corridor offsets in several states, and improved operating performance. The Medicaid MCR for the year ended December 31, 2023 is consistent with our long-term target range.
Medicare
Key factors affecting results for this segment include:
•Increased utilization of supplemental benefits, in-home services, and high-cost drugs;
•Our continued expansion in MAPD and D-SNP membership; and
•The impact of lower risk-adjusted premiums associated with the new MAPD and D-SNP members, partially offset by higher risk scores on renewing members.
Medicare premium revenue increased $384 million, or 10%, in 2023 compared to 2022. The increase was primarily due to the impact of MAPD and D-SNP membership expansion, including organic membership growth in existing states and the closing of My Choice Wisconsin on September 1, 2023.
The medical margin for Medicare decreased $49 million in 2023 compared to 2022. The year-over-year decrease was mainly due to the increase in MCR discussed below, partially offset by the increase in the premium revenues.
The Medicare MCR increased to 90.7% in 2023, from 88.5% in 2022, or 220 basis points. The MCR increase was primarily driven by increased utilization of supplemental benefits, in-home services, and high-cost drugs, and the impact of lower risk-adjusted premiums associated with new MAPD and D-SNP members, partially offset by higher
Molina Healthcare, Inc. 2023 Form 10-K | 41

risk scores on renewing members that more closely reflect the acuity of our membership. The Medicare MCR for the year ended December 31, 2023 is above our long-term target range.
Marketplace
Key factors affecting results for this segment include:
•Execution of our product and pricing strategy, which resulted in an overall reduction in membership, repositioning in the metallic tier membership mix, and returning the business to target margins; and
•Achievement of member risk scores and associated risk-adjusted premium that are commensurate with the health status, or acuity, of our Marketplace members.
Marketplace premium revenue decreased $238 million in 2023 compared to 2022. The decrease was mainly due to an expected decrease in membership in line with our product and pricing strategy, partially offset by an increase in premium revenue PMPM. Our Marketplace membership as of December 31, 2023, amounted to 281,000 members, representing a decrease of 67,000 members compared to December 31, 2022. The increase in premium revenue PMPM was due to higher silver metal tier product mix consistent with the product and pricing strategy and higher risk adjustment premiums.
The Marketplace medical margin increased $209 million in 2023, primarily due to the decrease in MCR discussed below, partially offset by the decrease in membership and premiums.
The Marketplace MCR decreased to 75.3% in 2023, compared to 87.2% in 2022, or 1,190 basis points. The decrease in 2023 resulted mainly from our product and pricing strategy to achieve our target margins, including higher risk adjustment premium on silver metal tier and renewal members, commensurate with the acuity profile of those members. In addition, the comparison reflects a favorable change in the 2022 risk adjustment payable recognized in 2023 compared to an unfavorable change in the 2021 risk adjustment payable recognized in 2022. Silver metal tier products incur less MCR seasonality than bronze metal tier products due to lower deductibles. These impacts were partially offset by changes in membership mix discussed above. Our 2023 Marketplace MCR was well below our long-term target range.
Other
The Other segment includes service revenues and costs associated with the long-term services and supports consultative services we provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for 2023 and 2022.
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
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries that we believe are appropriate. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. The regulated health plan subsidiaries paid dividends to the parent company amounting to $705 million in 2023 and $668 million in 2022.
Molina Healthcare, Inc. 2023 Form 10-K | 42

Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. The parent company contributed capital of $221 million and $159 million in 2023 and 2022, respectively, to our regulated health plan subsidiaries to satisfy statutory capital and surplus requirements. The higher contributions in 2023 were mainly attributed to fund growth in our Wisconsin and Iowa health plans. Our parent company normally meets its liquidity requirements from administrative services fees earned under administrative services agreements; dividends received from our regulated subsidiaries; federal tax payments collected from the regulated subsidiaries; proceeds received from the issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Cash, cash equivalents and investments at the parent company amounted to $742 million and $375 million as of December 31, 2023, and 2022, respectively. The increase in 2023 was primarily due to the dividends received from our regulated health plan subsidiaries, partially offset by the timing of corporate payments, capital contributions to regulated health plan subsidiaries and net cash paid for acquisitions. On January 1, 2024, we closed on our acquisition of 100% of the issued and outstanding capital stock of Brand New Day and Central Health Plan of California for $441 million. See Notes to Consolidated Financial Statements, Note 4, “Business Combinations,” for further information.
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
Cash Flow Activities
Our cash flows are summarized as follows:

	Year Ended December 31,
	2023	2022	Change

	(In millions)
Net cash provided by operating activities	$1,662	$773	$889
Net cash used in investing activities	(744)	(790)	46
Net cash used in financing activities	(58)	(441)	383
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$860	$(458)	$1,318
Molina Healthcare, Inc. 2023 Form 10-K | 43

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
Net cash provided by operations was $1,662 million in 2023, compared with $773 million in 2022. The $889 million increase in 2023 cash flow was due to the growth in operations and net earnings from organic and new RFP starts and acquisitions, accompanied by the net impact of timing differences in government receivables and payables.
Investing Activities
Net cash used in investing activities was $744 million in 2023, compared with $790 million in 2022. The change in cash flow was primarily due to the net activity of proceeds and purchases of investments, which were net purchases of $661 million in 2023 and net purchases of $515 million in 2022. In 2023 and 2022, net cash outflow related to acquisitions was $3 million and $134 million, respectively.
Financing Activities
Net cash used in financing activities was $58 million in 2023, compared with $441 million in 2022, an increase in year-over-year cash flow of $383 million. In 2023, cash outflows included $60 million for common stock withheld to settle employee tax obligations. In 2022, cash outflows included common stock purchases of $400 million and $54 million for common stock withheld to settle employee tax obligations. Additionally, we paid $20 million in 2022 to settle contingent consideration liabilities.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, as of December 31, 2023, our working capital was $4.4 billion compared with $3.2 billion as of December 31, 2022. At December 31, 2023, our cash and investments amounted to $9.4 billion, compared with $7.7 billion of cash and investments at December 31, 2022. A significant portion of our portfolio is held in cash and cash equivalents and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale decreased to $108 million at December 31, 2023 compared to $210 million at December 31, 2022. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
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
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.3 billion at both December 31, 2023 and December 31, 2022. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of December 31, 2023, was approximately $380 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Molina Healthcare, Inc. 2023 Form 10-K | 44

Based on our cash and investments balances as of December 31, 2023, management believes that our regulated wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital and surplus requirements.
Capital Structure
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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of December 31, 2023, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Regulatory Developments. Excluding acquisitions and our exit from Puerto Rico, we estimate we added approximately one million new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The Consolidated Appropriations Act of 2023 authorized states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, during the third quarter of 2023, all states in which we operate had begun disenrolling members. In 2023, we estimate we lost approximately 500,000 members due to redeterminations, offset by new enrollment and expect to lose an additional 100,000 members in 2024. Given the high number of procedural terminations and increasing interventions by CMS and various states, we expect reconnects will likely continue, decreasing currently reported losses. Although the medical cost profile of members who have been disenrolled is more favorable than the Medicaid segment average, when combined with the beneficial impact of corridor offsets in several states, our Medicaid MCR for the year ended December 31, 2023 was within our expectations. Based on the experience to date, we expect that we will ultimately retain approximately 40% of the membership gained since March 31, 2020.
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
Molina Healthcare, Inc. 2023 Form 10-K | 45

Credit Agreement Borrowing Capacity. As of December 31, 2023, we had available borrowing capacity of $1 billion under the Credit Facility. In addition, the Credit Agreement provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as we maintain a minimum consolidated net leverage ratio. See further discussion in the Notes to Consolidated Financial Statements, Note 11, “Debt.”
Future Uses
Common Stock Purchases. In September 2023, our board of directors authorized the purchase of up to $750 million of our common stock. This new program supersedes the stock purchase program previously approved by our board of directors in November 2022 and extends through December 31, 2024. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of February 13, 2024, $750 million remained available to purchase our common stock under this program through December 31, 2024. See further information in the Notes to Consolidated Financial Statements, Note 13, “Stockholders' Equity.”
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
On January 1, 2024, we closed on our acquisition of 100% of the issued and outstanding capital stock of Brand New Day and Central Health Plan of California for $441 million.
Regulatory Capital Requirements and Dividend Restrictions. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.
The Molina Healthcare Charitable Foundation. In 2020, we announced our commitment of $150 million to fund The Molina Healthcare Charitable Foundation (the “Foundation”), an independent not-for-profit charitable foundation. We have contributed $20 million to the Foundation on a cumulative basis as of December 31, 2023. In the first three years of its existence, our Charitable Foundation funded nearly 700 grants to local community organizations in 25 states that address social determinants of health, disaster relief, mental health, maternal child health and other health-related concerns afflicting our communities in need.
Contractual Obligations. We are party to various contractual obligations that we will be required to satisfy over the short and long term. The majority are discussed in the Notes to Consolidated Financial Statements and primarily include the following:
•Medical claims and benefits payable. See Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies,” and Note 10, “Medical Claims and Benefits Payable,” for further detail.
•Amounts due government agencies. See Notes to Consolidated Financial Statements, Notes 2, “Significant Accounting Policies,” for further detail.
•Debt obligations. See Notes to Consolidated Financial Statements, Note 11, “Debt,” for further detail of our long-term debt and the timing of expected future payments. Interest payments are paid semi-annually.
•Leases. See Notes to Consolidated Financial Statements, Note 8, “Leases,” for further detail of our finance and operating lease obligations and the timing of expected future payments.
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
Molina Healthcare, Inc. 2023 Form 10-K | 46

•Medical costs, claims and benefits payable. See discussion below, and refer to the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies,” and Note 10, “Medical Claims and Benefits Payable” for more information.
•Premium Revenue Recognition and Amounts Due Government Agencies: Risk Adjustment. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to the Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
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
The following table illustrates consolidated medical care costs by type for the periods indicated:

	Year Ended December 31,
	2023			2022
	Amount	PMPM	% of Total	Amount	PMPM	% of Total

	(In millions, except PMPM amounts)
Fee-for-service	$21,415	$342.25	74.7%	$19,703	$318.55	72.5%
Pharmacy	3,987	63.72	13.9	4,346	70.26	16.0
Capitation	1,651	26.39	5.8	1,637	26.47	6.0
Other	1,616	25.84	5.6	1,489	24.07	5.5
Total	$28,669	$458.20	100.0%	$27,175	$439.35	100.0%

Medical claims and benefits payable consist mainly of fee-for-service IBNP, unpaid pharmacy claims, capitation costs, other medical costs, including amounts payable to providers pursuant to risk-sharing or other incentive arrangements and amounts payable to providers on behalf of certain state agencies for certain state assessments in which we assume no financial risk. IBNP includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. When more complete claims payment information and healthcare cost trend data becomes available, we reflect changes in these estimates as an increase or decrease to medical care costs in the consolidated results of operations in the period in which they are determined.
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
Molina Healthcare, Inc. 2023 Form 10-K | 47

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
Actuarial standards of practice generally require a level of confidence such that our overall best estimate of the IBNP liability has a greater probability of being adequate versus being insufficient, where the liability is sufficient to account for moderately adverse conditions. Accordingly, our reserving practice is to consistently recognize the actuarial best estimate including a provision for moderately adverse conditions for each current period. This provision is reported as part of “Components of medical care costs related to: Current year” in the table presented in Note 10, “Medical Claims and Benefits Payable.” Adverse conditions are situations that may cause actual claims to be higher than the otherwise estimated value of such claims at the time of the estimate, such as changes in the magnitude or severity of claims, uncertainties related to our entry into new geographical markets or provision of services to new populations, changes in state-controlled fee schedules, and modifications or upgrades to our claims processing systems and practices. Therefore, in many situations, the claim amounts ultimately settled will be less than the estimate that satisfies the actuarial standards of practice.
When subsequent actual claims payments are less than we estimated, we recognize a benefit for favorable prior period development that is reported as part of “Components of medical care costs related to: Prior years” in the table presented in Note 10. Assuming stability in the size of our membership, the use of this consistent methodology, during any given period, usually results in the replenishment of reserves at a level that generally offsets the benefit of favorable prior period development in that period. In the case of material growth or decline of membership, replenishment can exceed or fall short of the favorable development, assuming all other factors remain unchanged.
Because of the significant degree of judgment involved in estimation of our IBNP liability, there is considerable variability and uncertainty inherent in such estimates. The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2023 that would result if we change our completion factors for the fourth through the twelfth months preceding December 31, 2023, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in millions.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$982
(4)%	654
(2)%	327
2%	(327)
4%	(654)
6%	(982)
Molina Healthcare, Inc. 2023 Form 10-K | 48

The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2023 that would result if we alter our assumed medical care cost trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in millions.

(Decrease) Increase in Trended Per Member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(342)
(4)%	(228)
(2)%	(114)
2%	114
4%	228
6%	342
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2023, the fair value of our fixed income investments would decrease by approximately $104 million. Declines in interest rates over time will reduce our investment income.
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
Molina Healthcare, Inc. 2023 Form 10-K | 49

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Molina Healthcare, Inc. 2023 Form 10-K | 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Incurred but not paid (IBNP) claims reserves

Description of the Matter
As of December 31, 2023, the Company’s liability for fee-for-service claims incurred but not paid (“IBNP”), comprised $2,901 million of the $4,204 million of Medical Claims and Benefits Payable. The Company’s IBNP liability is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which seek to measure the cumulative percentage of claims expense that will have been paid for a given month of service as of the reporting date, based on historical payment patterns, and assumed health care cost trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.

Molina Healthcare, Inc. 2023 Form 10-K | 51

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

To test the IBNP liability, our audit procedures included, among others, testing the completeness and accuracy of data used in the calculation by testing reconciliations of underlying claims and membership data recorded in source systems to the actuarial reserving calculations, and comparing a sample of claims to source documentation. With the assistance of EY actuarial specialists, we evaluated the Company’s selection and weighting of actuarial methods by comparing the weightings used in the current estimate to those used in prior periods and those used in the industry for the specific types of insurance. To evaluate significant assumptions used by management in the actuarial methods, we compared assumptions to current and historical claims trends, to those used historically and to current industry benchmarks. We also compared management’s recorded IBNP liability to a range of reasonable IBNP estimates calculated independently by our EY actuarial specialists. Additionally, we performed a review of the prior period estimates using subsequent claims development, and we reviewed and evaluated management’s disclosures surrounding fee-for-service claims IBNP.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
Los Angeles, California
February 13, 2024
Molina Healthcare, Inc. 2023 Form 10-K | 52

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021

	(In millions, except per-share data)
Revenue:
Premium revenue	$32,529	$30,883	$26,855
Premium tax revenue	1,069	873	787
Investment income	394	143	52
Other revenue	80	75	77
Total revenue	34,072	31,974	27,771
Operating expenses:
Medical care costs	28,669	27,175	23,704
General and administrative expenses	2,462	2,311	2,068
Premium tax expenses	1,069	873	787
Depreciation and amortization	171	176	131
Impairment	—	208	—
Other	128	58	61
Total operating expenses	32,499	30,801	26,751
Operating income	1,573	1,173	1,020
Other expenses, net:
Interest expense	109	110	120
Other expenses, net	—	—	25
Total other expenses, net	109	110	145
Income before income tax expense	1,464	1,063	875
Income tax expense	373	271	216
Net income	$1,091	$792	$659

Net income per share:
Basic	$18.91	$13.72	$11.40
Diluted	$18.77	$13.55	$11.25
Weighted average shares outstanding:
Basic	57.7	57.8	57.8
Diluted	58.1	58.5	58.6
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Net income	$1,091	$792	$659
Other comprehensive income (loss):
Unrealized investment income (loss)	102	(204)	(55)
Less: effect of income taxes	24	(49)	(13)
Other comprehensive income (loss), net of tax	78	(155)	(42)
Comprehensive income	$1,169	$637	$617
See accompanying notes.
Molina Healthcare, Inc. 2023 Form 10-K | 53

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

	(Dollars in millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,848	$4,006
Investments	4,259	3,499
Receivables	3,104	2,302
Prepaid expenses and other current assets	331	277
Total current assets	12,542	10,084
Property, equipment, and capitalized software, net	270	259
Goodwill and intangible assets, net	1,449	1,390
Restricted investments	261	238
Deferred income taxes, net	227	220
Other assets	143	123
Total assets	$14,892	$12,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,204	$3,528
Amounts due government agencies	2,294	2,079
Accounts payable, accrued liabilities and other	1,252	889
Deferred revenue	418	359
Total current liabilities	8,168	6,855
Long-term debt	2,180	2,176
Finance lease liabilities	205	215
Other long-term liabilities	124	104
Total liabilities	10,677	9,350
Stockholders’ equity:
Common stock, $0.001 par value per share; 150 million shares authorized; outstanding: 58 million shares at each of December 31, 2023, and December 31, 2022	—	—
Preferred stock, $0.001 par value per share; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	410	328
Accumulated other comprehensive loss	(82)	(160)
Retained earnings	3,887	2,796
Total stockholders’ equity	4,215	2,964
Total liabilities and stockholders’ equity	$14,892	$12,314
See accompanying notes.
Molina Healthcare, Inc. 2023 Form 10-K | 54

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
Balance at December 31, 2020	59	$—	$199	$37	$1,860	$2,096
Net income	—	—	—	—	659	659
Common stock purchases	(1)	—	(2)	—	(120)	(122)
Other comprehensive loss, net	—	—	—	(42)	—	(42)
Share-based compensation	—	—	39	—	—	39
Balance at December 31, 2021	58	—	236	(5)	2,399	2,630
Net income	—	—	—	—	792	792
Common stock purchases	(1)	—	(5)	—	(395)	(400)
Other comprehensive loss, net	—	—	—	(155)	—	(155)
Share-based compensation	1	—	97	—	—	97
Balance at December 31, 2022	58	—	328	(160)	2,796	2,964
Net income	—	—	—	—	1,091	1,091
Other comprehensive income, net	—	—	—	78	—	78
Share-based compensation	—	—	82	—	—	82
Balance at December 31, 2023	58	$—	$410	$(82)	$3,887	$4,215
See accompanying notes.
Molina Healthcare, Inc. 2023 Form 10-K | 55

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Operating activities:
Net income	$1,091	$792	$659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171	176	131
Deferred income taxes	(31)	(66)	(24)
Share-based compensation	115	103	72
Loss on debt repayment	—	—	25
Impairment	—	208	—
Other, net	2	8	33
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(778)	(95)	(415)
Prepaid expenses and other current assets	(69)	(124)	(19)
Medical claims and benefits payable	580	153	471
Amounts due government agencies	196	(428)	1,046
Accounts payable, accrued liabilities and other	328	55	138
Deferred revenue	59	(11)	(5)
Income taxes	(2)	2	7
Net cash provided by operating activities	1,662	773	2,119
Investing activities:
Purchases of investments	(1,433)	(1,913)	(2,713)
Proceeds from sales and maturities of investments	772	1,398	1,329
Net cash paid in business combinations	(3)	(134)	(129)
Purchases of property, equipment and capitalized software	(84)	(91)	(77)
Other, net	4	(50)	(63)
Net cash used in investing activities	(744)	(790)	(1,653)
Financing activities:
Common stock purchases	—	(400)	(128)
Common stock withheld to settle employee tax obligations	(60)	(54)	(53)
Contingent consideration liabilities settled	—	(20)	(20)
Proceeds from senior notes offerings, net of issuance costs	—	—	740
Repayment of senior notes	—	—	(723)
Other, net	2	33	1
Net cash used in financing activities	(58)	(441)	(183)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	860	(458)	283
Cash and cash equivalents, and restricted cash and cash equivalents at beginning of period	4,048	4,506	4,223
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$4,908	$4,048	$4,506
See accompanying notes.

Molina Healthcare, Inc. 2023 Form 10-K | 56

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$405	$340	$235
Interest	$108	$108	$127
See accompanying notes.

Molina Healthcare, Inc. 2023 Form 10-K | 57

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
As of December 31, 2023, we served approximately 5.0 million members eligible for government-sponsored healthcare programs, located across 20 states.
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
In Medicare, we enter into Medicare Advantage-Part D contracts with the Centers for Medicare and Medicaid Services (“CMS”) annually, and for dual-eligible programs, we enter into contracts with CMS, in partnership with each state’s department of health and human services. Such contracts typically have terms of one to three years.
In Marketplace, we enter into contracts with CMS, which end on December 31 of each year, and must be renewed annually.
Consolidation and Presentation
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Financial information related to subsidiaries acquired during any year is included only for periods subsequent to their acquisition. We have reclassified certain 2022 amounts in the deferred tax asset and liabilities table in Note 12, “Income Taxes,” to conform to the 2023 presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the periods presented have been included; such adjustments consist of normal recurring adjustments.
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
Molina Healthcare, Inc. 2023 Form 10-K | 58

	December 31,
	2023	2022	2021

	(In millions)
Cash and cash equivalents	$4,848	$4,006	$4,438
Restricted cash and cash equivalents	60	42	68
Total cash and cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,908	$4,048	$4,506
Investments
Our investments are principally held in debt securities, which are grouped into two separate categories for accounting and reporting purposes: available-for-sale securities and held-to-maturity securities. Available-for-sale (“AFS”) securities are recorded at fair value and unrealized gains and losses, if any, are recorded in stockholders’ equity as other comprehensive income, net of applicable income taxes. Held-to-maturity (“HTM”) securities are recorded at amortized cost, which approximates fair value, and unrealized holding gains or losses are not generally recognized. Realized gains and losses and unrealized losses arising from credit-related factors with respect to AFS and HTM securities are included in the determination of net income. The cost of securities sold is determined using the specific-identification method.
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
Accrued interest receivable relating to our AFS and HTM securities is presented within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets, and amounted to $53 million and $35 million at December 31, 2023, and 2022, respectively. We do not measure an allowance for credit losses on accrued interest receivable. Instead, we write off accrued interest receivable that has not been collected within 90 days of the interest payment due date. We recognize such write-offs as a reversal of investment income. No accrued interest was written off during the year ended December 31, 2023 and 2022.
Receivables
Receivables consist primarily of premium amounts due from government agencies, which are subject to potential retroactive adjustments. We apply the current expected credit loss model to measure expected credits losses on our receivables based on available information about past events and reasonable and supportable forecasts. Because substantially all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.

	December 31,
	2023	2022

	(In millions)
Government receivables	$2,354	$1,702
Pharmacy rebate receivables	330	291
Other	420	309
Total receivables	$3,104	$2,302
Molina Healthcare, Inc. 2023 Form 10-K | 59

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
Determining the fair value of separately identifiable intangible assets requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives. The most significant intangible asset we typically record in a business combination is contract rights associated with membership acquired. In determining the estimated fair value of the intangible assets, we typically apply the income approach, which discounts the projected future net cash flows using an appropriate discount rate that reflects the risk associated with such projected future cash flows. The most critical assumptions used in determining the fair value of contract rights include forecasted operating margins and the weighted average cost of capital.
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
Goodwill
Goodwill represents the excess of the purchase consideration over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Impairment indicators may include experienced or expected operating cash-flow deterioration or losses, significant losses of membership, loss of state funding, loss of state contracts, and other factors. Goodwill is impaired if the carrying amount of a reporting unit exceeds its estimated fair value. This excess is recorded as an impairment loss and adjusted if necessary for the impact of tax-deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit.
When testing goodwill for impairment, we may first assess qualitative factors, such as industry and market factors, the dynamic economic and political environments in which we operate, cost factors, and changes in overall performance, to determine if it is more likely than not that the carrying value of our reporting units exceed their estimated fair values. If our qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, we perform the quantitative assessment. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative assessment. We performed a qualitative
Molina Healthcare, Inc. 2023 Form 10-K | 60

goodwill assessment of our reporting units in the fourth quarter of 2023, and did not identify any factors indicating that the carrying value of our reporting units exceeded their estimated fair values.
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
The significant majority of our operating leases consist of long-term operating leases for office space. Short-term leases (those with terms of 12 months or less) are not recorded as ROU assets or liabilities in the consolidated balance sheets. For certain leases that represent a portfolio of similar assets, such as a fleet of vehicles, we apply a portfolio approach to account for the related ROU assets and liabilities, rather than account for such assets and the related liabilities individually. A nominal number of our lease agreements include rental payments that adjust periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Refer to Note 8, “Leases,” for further details.
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
Medical claims and benefits payable consist mainly of fee-for-service IBNP, unpaid pharmacy claims, capitation costs, other medical costs, including amounts payable to providers pursuant to risk-sharing or other incentive arrangements and amounts payable to providers on behalf of certain state agencies for certain state assessments in which we assume no financial risk. IBNP includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. When more complete claims payment information and healthcare cost trend data becomes available, we reflect changes
Molina Healthcare, Inc. 2023 Form 10-K | 61

in these estimates as an increase or decrease to medical care costs in the consolidated results of operations in the period in which they are determined.
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
Because of the significant degree of judgment involved in estimation of our IBNP liability, there is considerable variability and uncertainty inherent in such estimates. Each reporting period, the recognized IBNP liability represents our best estimate of the total amount of unpaid claims incurred as of the balance sheet date using a consistent methodology in estimating our IBNP liability, including a provision for moderately adverse conditions for each current period. We believe our current estimates are reasonable and adequate; however, the development of our estimate is a continuous process that we monitor and update as more complete claims payment information and healthcare cost trend data becomes available. Actual medical care costs may be less than we previously estimated (favorable development) or more than we previously estimated (unfavorable development), and any differences could be material. Any adjustments to reflect favorable development would be recognized as a decrease to medical care costs, and any adjustments to reflect unfavorable development would be recognized as an increase to medical care costs, in the period in which the adjustments are determined.
Refer to Note 10, “Medical Claims and Benefits Payable,” for a table presenting the components of the change in our medical claims and benefits payable, for all periods presented in the accompanying consolidated financial statements.
Premium Revenue Recognition and Amounts Due Government Agencies
Premium revenue is generated from our contracts with state and federal agencies, in connection with our participation in the Medicaid, Medicare, and Marketplace programs. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. Many of our contracts contain provisions that may adjust or limit revenue or profit. Consequently, we recognize premium revenue as it is earned under such provisions. Liabilities accrued for premiums to be returned under such provisions are reported in the aggregate as “Amounts due government agencies” in the accompanying consolidated balance sheets. State Medicaid programs and the federal Medicare program periodically adjust premium rates, including certain components of premium revenue that are subject to accounting estimates further discussed below.
Minimum MLR, Medical Cost Corridors and Profit Sharing. A portion of our Medicaid premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. This includes remaining risk corridors that were enacted by various states in 2020 in response to the reduced demand for medical services stemming from COVID-19. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. We recorded aggregate liabilities under the terms of such contract provisions of $1,344 million and $1,145 million at December 31, 2023 and 2022, respectively, to amounts due government agencies.
The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. Our dual-eligible plans may also be subject to state-specific Minimum MLRs, medical cost corridors, and profit-sharing provisions. We recognize estimated rebates as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $64 million and $84 million at December 31, 2023 and 2022, respectively, to amounts due government agencies.
The ACA established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program discussed below is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. The amounts were insignificant at December 31, 2023 and 2022.
Molina Healthcare, Inc. 2023 Form 10-K | 62

Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. We also estimate amounts owed to CMS for Part D settlements. We recorded a liability under the terms of such contract provisions of $66 million and $76 million at December 31, 2023 and 2022, respectively, to amounts due government agencies.
Under this program for our Marketplace business, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of December 31, 2023, Marketplace risk adjustment payables amounted to $201 million and related receivables amounted to $241 million, for a net receivable of $40 million. Marketplace risk adjustment receivables at December 31, 2023 are net of a $41 million credit loss allowance resulting from a credit loss recognized in the third quarter of 2023 on 2022 Marketplace risk adjustment receivables due to the insolvency of an issuer in the Texas risk pool. This charge is included in other operating expenses in the accompanying consolidated statements of income. As of December 31, 2022, Marketplace risk adjustment payables amounted to $230 million and related receivables amounted to $135 million, for a net payable of $95 million.
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
Quality Incentives
At many of our health plans, revenue ranging from approximately 1% to 4% of certain health plan premiums is earned only if certain performance measures are met. Such performance measures are generally found in our Medicaid and MMP contracts. Quality incentive premium revenue is recognized when it is earned under such provisions.
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
We report reinsurance premiums as a reduction to premium revenue, while related reinsurance recoveries are reported as a reduction to medical care costs. In certain cases, we participate in state-run reinsurance programs for which no reinsurance premium is paid. Reinsurance premiums amounted to $11 million, $2 million, and $2 million for the years ended December 31, 2023, 2022, and 2021, respectively. Reinsurance recoveries amounted to $21 million, $35 million, and $33 million for the years ended December 31, 2023, 2022, and 2021, respectively. Reinsurance recoverable of $28 million, and $27 million, as of December 31, 2023, and 2022, respectively, is included in “Receivables” in the accompanying consolidated balance sheets.
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
Molina Healthcare, Inc. 2023 Form 10-K | 63

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
Significant Customers
We receive the majority of our revenues under contracts or subcontracts with state Medicaid managed care programs, which are considered individual external customers. Instances where these contracts were at least 10% of our total premium revenue for the year ended December 31, 2023 were Washington with 14.0%, Texas with 13.9%, and New York with 11.4%.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which will require disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual reporting beginning with the fiscal year ending December 31, 2024, and for interim periods thereafter. We are currently evaluating the incremental disclosures that will be required in the footnotes to our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and disclosure of income tax expense disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal year ending December 31, 2025. We are currently evaluating the incremental disclosures that will be required in our consolidated financial statements.
Molina Healthcare, Inc. 2023 Form 10-K | 64

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended December 31,
	2023	2022	2021

	(In millions, except net income per share)
Numerator:
Net income	$1,091	$792	$659
Denominator:
Shares outstanding at the beginning of the period	57.4	57.9	58.0
Weighted-average number of shares issued:
Stock purchases	—	(0.5)	(0.5)
Stock-based compensation	0.3	0.4	0.3
Denominator for basic net income per share	57.7	57.8	57.8
Effect of dilutive securities: (1)
Stock-based compensation	0.4	0.7	0.8
Denominator for diluted net income per share	58.1	58.5	58.6

Net income per share - Basic (2)	$18.91	$13.72	$11.40
Net income per share - Diluted (2)	$18.77	$13.55	$11.25

_______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would have been anti-dilutive.
(2)    Source data for calculations in thousands.

4. Business Combinations
In 2023, we closed on one business combination in the Medicaid and Medicare segments, consistent with our growth strategy. For this transaction, we applied the acquisition method of accounting, where the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition date. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations. Costs to complete acquisitions amounted to $4 million in the aggregate for the year ended December 31, 2023, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of income.
My Choice. On September 1, 2023, we closed on our acquisition of My Choice Wisconsin for preliminary purchase consideration of approximately $74 million. Finalization of purchase price adjustments, as provided in the definitive asset purchase agreement governing the transaction, is expected to occur in the first half of 2024.
Molina Healthcare, Inc. 2023 Form 10-K | 65

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies we expect to achieve as a result of the transaction, such as the use of our existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. We allocated goodwill in the amounts of $95 million to the Medicaid segment and $31 million to the Medicare segment. The goodwill is entirely deductible for income tax purposes. The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed, in millions.

Assets acquired:
Current assets	$96
Goodwill	126
Intangible assets	18
Other long-term assets	7
Liabilities assumed:
Medical claims and benefits payable	(96)
Amounts due government agencies	(19)
Accounts payable, accrued and other long-term liabilities	(58)
Net consideration transferred	$74
The table below presents intangible assets acquired, by major class, for the My Choice acquisition. The weighted-average amortization period, in the aggregate, is 6.5 years.

	Fair Value	Life

	(In millions)	(Years)
Contract rights - member list	$13	7
Trade Name	3	2
Provider network	2	10
	$18

Bright Health Medicare. We closed on this acquisition effective January 1, 2024 for $441 million, which will be part of our Medicare segment. The initial accounting for this transaction is incomplete.

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
Level 3 — Unobservable Inputs. Level 3 financial instruments are valued using unobservable inputs that represent management’s best estimate of what market participants would use in pricing the financial instrument at the measurement date. As of December 31, 2022, our Level 3 financial instruments consisted of contingent consideration liabilities.
Molina Healthcare, Inc. 2023 Form 10-K | 66

Our financial instruments measured at fair value on a recurring basis at December 31, 2023, were as follows:

	Total	Level 1	Level 2	Level 3

	(In millions)
Corporate debt securities	$2,732	$—	$2,732	$—
Mortgage-backed securities	911	—	911	—
Asset-backed securities	365	—	365	—
Municipal securities	166	—	166	—
U.S. Treasury notes	40	—	40	—
Other	45	—	45	—
Total assets	$4,259	$—	$4,259	$—
Our financial instruments measured at fair value on a recurring basis at December 31, 2022, were as follows:

	Total	Level 1	Level 2	Level 3

	(In millions)
Corporate debt securities	$2,184	$—	$2,184	$—
Mortgage-backed securities	731	—	731	—
Asset-backed securities	288	—	288	—
Municipal securities	149	—	149	—
U.S. Treasury notes	105	—	105	—
Other	42	—	42	—
Total assets	$3,499	$—	$3,499	$—

Contingent consideration liabilities	$8	$—	$—	$8
Total liabilities	$8	$—	$—	$8
Level 3 Contingent Consideration Liabilities
The net changes in fair value of Level 3 financial instruments are reported in “Other” operating expenses in our consolidated statements of income. In the year ended December 31, 2022, we recognized a loss of $4 million, primarily for the increase in the fair value of the contingent consideration liability described below.
In the year ended December 31, 2023, we paid the seller $8 million in connection with our 2020 acquisition of certain assets of Passport Health Plan, Inc., which represented the final payment of the consideration due relating to an operating income guarantee. The amount paid in the year ended December 31, 2023, has been presented in “Operating activities” in the accompanying consolidated statements of cash flows.
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$794	$757	$792	$729
3.875% Notes due 2030	644	583	643	554
3.875% Notes due 2032	742	654	741	629
Total	$2,180	$1,994	$2,176	$1,912

Molina Healthcare, Inc. 2023 Form 10-K | 67

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	December 31, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,781	$16	$65	$2,732
Mortgage-backed securities	951	4	44	911
Asset-backed securities	376	1	12	365
Municipal securities	172	—	6	166
U.S. Treasury notes	40	—	—	40
Other	47	—	2	45
Total	$4,367	$21	$129	$4,259

	December 31, 2022
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,303	$2	$121	$2,184
Mortgage-backed securities	787	—	56	731
Asset-backed securities	308	—	20	288
Municipal securities	160	—	11	149
U.S. Treasury notes	106	—	1	105
Other	45	—	3	42
Total	$3,709	$2	$212	$3,499
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of our current investments as of December 31, 2023 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$538	$530
Due after one year through five years	2,437	2,384
Due after five years through ten years	406	405
Due after ten years	986	940
Total	$4,367	$4,259
In the years ended December 31, 2023, 2022, and 2021, maturities and redemptions of available-for-sale securities amounted to $513 million, $1,069 million, and $948 million, respectively, and sales amounted to $259 million, $329 million, and $381 million, respectively. Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains amounted to $1 million, $1 million and $10 million in the years ended December 31, 2023, 2022 and 2021, respectively, and were reclassified into earnings from other comprehensive income on a net-of-tax basis. Gross realized investment losses amounted to $11 million and $7 million in the years ended December 31, 2023 and 2022, respectively, and were reclassified into earnings from other comprehensive income on a net-of-tax basis. Gross realized investment losses were insignificant in the year ended December 31, 2021.
Molina Healthcare, Inc. 2023 Form 10-K | 68

We have determined that unrealized losses at December 31, 2023 and 2022 primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience realized losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2023:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$263	$1	160	$1,553	$64	754
Mortgage-backed securities	123	2	98	549	42	283
Asset-backed securities	—	—	—	195	12	91
Municipal securities	—	—	—	117	6	116
Other	—	—	—	17	2	17
Total	$386	$3	258	$2,431	$126	1,261
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
We have the ability to hold these restricted investments until maturity, and as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value, of which $190 million will mature in one year or less, $65 million will mature in one through five years, and $6 million will mature after five years.
Molina Healthcare, Inc. 2023 Form 10-K | 69

The following table presents the balances of restricted investments:

	December 31,
	2023	2022

	(In millions)
Cash and cash equivalents	$60	$42
U.S. Treasury notes	167	159
Corporate debt securities	34	37
Total restricted investments	$261	$238

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
The Company recognized an impairment on property and equipment of $16 million associated with our reduction in leased space used in our business operations in the year ended December 31, 2022.
A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2023	2022

	(In millions)
Capitalized software	$687	$615
Property and equipment	199	221
Building and improvements	41	41
Land	5	5
Total cost	932	882
Less: accumulated amortization - capitalized software	(537)	(482)
Less: accumulated depreciation and amortization - property, equipment, building, and improvements	(192)	(213)
Total accumulated depreciation and amortization	(729)	(695)
ROU assets - finance leases	67	72
Property, equipment, and capitalized software, net	$270	$259
The following table presents all depreciation and amortization recognized in our consolidated statements of income:

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Recorded in depreciation and amortization:
Amortization of intangible assets	$85	$77	$49
Amortization of capitalized software	58	54	41
Amortization of finance leases	18	28	25
Depreciation and amortization of property, equipment, building, and improvements	10	17	16
Total depreciation and amortization recognized	$171	$176	$131

Molina Healthcare, Inc. 2023 Form 10-K | 70

8. Leases
We are a party to operating and finance leases primarily for our corporate and health plan offices. Our operating leases have remaining lease terms up to 12 years, some of which include options to extend the leases for up to 10 years. As of December 31, 2023, the weighted average remaining operating lease term is 8 years.
Our finance leases have remaining lease terms up to 15 years, some of which include options to extend the leases for up to 25 years. As of December 31, 2023, the weighted average remaining finance lease term is 12 years.
In the year ended December 31, 2022, the Company recognized $192 million of ROU asset impairments associated with our reduction in leased space used in our business operations to accommodate our move to a remote work environment.
As of December 31, 2023, the weighted-average discount rate used to compute the present value of lease payments was 4.8% for operating lease liabilities, and 6.4% for finance lease liabilities. The components of lease expense for the years ended December 31, 2023, 2022, and 2021 are presented in the following table.

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Operating lease expense	$15	$31	$34

Finance lease expense:
Amortization of ROU assets	$18	$28	$25
Interest on lease liabilities	15	15	15
Total finance lease expense	$33	$43	$40
Supplemental consolidated cash flow information related to leases follows:

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Cash used in operating activities:
Operating leases	$28	$31	$33
Finance leases	15	15	15
Cash used in financing activities:
Finance leases	24	15	18
ROU assets recognized in exchange for lease obligations:
Operating leases	12	10	86
Finance leases	13	18	18
Molina Healthcare, Inc. 2023 Form 10-K | 71

Supplemental information related to leases, including location of amounts reported in the accompanying consolidated balance sheets, follows:

	December 31,
	2023	2022

	(In millions)
Operating leases:
ROU assets
Other assets	$43	$43
Lease liabilities
Accounts payable and accrued liabilities (current)	$20	$41
Other long-term liabilities (non-current)	85	77
Total operating lease liabilities	$105	$118
Finance leases:
ROU assets
Property, equipment, and capitalized software, net	$67	$72
Lease liabilities
Accounts payable and accrued liabilities (current)	$21	$22
Finance lease liabilities (non-current)	205	215
Total finance lease liabilities	$226	$237
Maturities of lease liabilities as of December 31, 2023, were as follows:

	Operating	Finance
	Leases	Leases

	(In millions)
2024	$24	$34
2025	20	30
2026	14	26
2027	11	24
2028	9	25
Thereafter	50	194
Subtotal - undiscounted lease payments	128	333
Less imputed interest	(23)	(107)
Total	$105	$226

9. Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amounts of goodwill by segment, for the periods presented.

	Medicaid	Medicare	Other	Consolidated

	(In millions)
Balance, December 31, 2021	$769	$169	$44	$982
Acquisitions and measurement period adjustments	130	3	—	133
Balance, December 31, 2022	899	172	44	1,115
Acquisitions and measurement period adjustments	95	31	—	126
Balance, December 31, 2023	$994	$203	$44	$1,241

The changes in the carrying amounts of both goodwill and intangible assets, net, in 2023, were due to the
Molina Healthcare, Inc. 2023 Form 10-K | 72

acquisition described in Note 4, “Business Combinations.”
Intangible Assets, Net
The following table provides the details of identified intangible assets, by major class, for the periods presented.

	December 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount

	(In millions)
Contract rights and licenses	$520	$357	$163	$507	$279	$228
Provider networks	59	29	30	57	24	33
Trade names	22	7	15	19	5	14
Total	$601	$393	$208	$583	$308	$275
As of December 31, 2023, we estimate that our intangible asset amortization will be approximately $71 million in 2024, $67 million in 2025, $27 million in 2026, $15 million in 2027, and $8 million in 2028.

10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated.

	December 31,
	2023	2022	2021

	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$2,901	$2,597	$2,486
Pharmacy payable	202	206	219
Capitation payable	100	94	82
Other	1,001	631	576
Total	$4,204	$3,528	$3,363
“Other” medical claims and benefits payable includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $481 million, $228 million and $226 million, as of December 31, 2023, 2022, and 2021, respectively.
The following tables present the components of the change in our medical claims and benefits payable for the periods indicated.

	Year Ended December 31, 2023
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,815	$452	$261	$3,528
Components of medical care costs related to:
Current year	23,749	3,802	1,545	29,096
Prior years	(395)	(11)	(21)	(427)
Total medical care costs	23,354	3,791	1,524	28,669
Payments for medical care costs related to:
Current year	20,999	3,293	1,323	25,615
Prior years	2,069	431	234	2,734
Total paid	23,068	3,724	1,557	28,349
Acquired balances, net of post-acquisition adjustments	82	14	—	96
Change in non-risk and other provider payables	261	(1)	—	260
Medical claims and benefits payable, ending balance	$3,444	$532	$228	$4,204

Molina Healthcare, Inc. 2023 Form 10-K | 73

	Year Ended December 31, 2022
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,580	$404	$379	$3,363
Components of medical care costs related to:
Current year	22,097	3,390	1,972	27,459
Prior years	(251)	(32)	(1)	(284)
Total medical care costs	21,846	3,358	1,971	27,175
Payments for medical care costs related to:
Current year	19,655	2,944	1,746	24,345
Prior years	1,966	361	343	2,670
Total paid	21,621	3,305	2,089	27,015
Acquired balances, net of post-acquisition adjustments	12	—	—	12
Change in non-risk and other provider payables	(2)	(5)	—	(7)
Medical claims and benefits payable, ending balance	$2,815	$452	$261	$3,528

	Year Ended December 31, 2021
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,129	$392	$175	$2,696
Components of medical care costs related to:
Current year	18,321	2,970	2,652	23,943
Prior years	(182)	(39)	(18)	(239)
Total medical care costs	18,139	2,931	2,634	23,704
Payments for medical care costs related to:
Current year	16,284	2,573	2,291	21,148
Prior years	1,601	340	139	2,080
Total paid	17,885	2,913	2,430	23,228
Acquired balances, net of post-acquisition adjustments	205	(8)	—	197
Change in non-risk and other provider payables	(8)	2	—	(6)
Medical claims and benefits payable, ending balance	$2,580	$404	$379	$3,363

The amounts presented for “Components of medical care costs related to: Prior years” represent the amount by which our original estimate of medical claims and benefits payable at the beginning of the year varied from the actual liabilities, based on information (principally the payment of claims) developed since those liabilities were first reported.
Our estimates of medical claims and benefits payable recorded at December 31, 2023, 2022 and 2021 developed favorably by approximately $427 million, $284 million and $239 million in 2023, 2022 and 2021, respectively. The favorable prior year development recognized in 2023 was primarily due to lower than expected utilization of medical services by our members and improved operating performance, mainly in the Medicaid segment. Consequently, the ultimate costs recognized in 2023, as claims payments were processed, were lower than our estimates in 2022.
The favorable prior year development recognized in 2022 was primarily due to lower than expected utilization of medical services by our members and improved operating performance, mainly in the Medicaid segment. Consequently, the ultimate costs recognized in 2022, as claims payments were processed, were lower than our estimates in 2021, which was not discernible until additional information was provided, and as claims payments were processed.
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
Molina Healthcare, Inc. 2023 Form 10-K | 74

The following tables provide information about our consolidated incurred and paid claims development as of December 31, 2023, as well as cumulative claims frequency and the total of incurred but not paid claims liabilities. The pattern of incurred and paid claims development is consistent across each of our segments. The cumulative claim frequency is measured by claim event, and includes claims covered under capitated arrangements.

Incurred Claims and Allocated Claims Adjustment Expenses				Total IBNP	Cumulative number of reported claims
Benefit Year	2021	2022	2023

	(Unaudited)	(Unaudited)
	(In millions)
2021	$24,167	$23,979	$23,912	$18	133
2022		27,459	27,128	77	163
2023			29,096	2,803	153
			$80,136	$2,898

Cumulative Paid Claims and Allocated Claims Adjustment Expenses
Benefit Year	2021	2022	2023

	(Unaudited)	(Unaudited)
	(In millions)
2021	$21,148	$23,871	$23,894
2022		24,345	27,051
2023			25,615
			$76,560
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for medical claims and benefits payable.

2023

(In millions)
Incurred claims and allocated claims adjustment expenses	$80,136
Less: cumulative paid claims and allocated claims adjustment expenses	(76,560)
All outstanding liabilities before 2021	3
Acquired balances	96
Non-risk and other provider payables	529
Medical claims and benefits payable	$4,204

11. Debt
Contractual maturities of debt, as of December 31, 2023, are illustrated in the following table. All amounts represent the principal amounts of the debt instruments outstanding.

	Total	2024	2025	2026	2027	2028	Thereafter

	(In millions)
4.375% Notes due 2028	$800	$—	$—	$—	$—	$800	$—
3.875% Notes due 2030	650	—	—	—	—	—	650
3.875% Notes due 2032	750	—	—	—	—	—	750
Total	$2,200	$—	$—	$—	$—	$800	$1,400
Molina Healthcare, Inc. 2023 Form 10-K | 75

The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	December 31,
	2023	2022

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
Less: unamortized debt issuance costs	(20)	(24)
Total	$2,180	$2,176
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
The Credit Agreement contains customary non-financial and financial covenants. As of December 31, 2023, we were in compliance with all financial and non-financial covenants under the Credit Agreement. As of December 31, 2023, no amounts were outstanding under the Credit Facility.
Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of the Parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. In addition, each of the indentures governing the senior notes contain customary non-financial covenants and change of control provisions. As of December 31, 2023, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We have $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of December 31, 2023, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We have $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of December 31, 2023, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We have $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of December 31, 2023, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

Molina Healthcare, Inc. 2023 Form 10-K | 76

12. Income Taxes
Income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Current:
Federal	$349	$297	$209
State	55	40	31
Total current	404	337	240
Deferred:
Federal	(28)	(66)	(17)
State	(3)	—	(7)
Total deferred	(31)	(66)	(24)
Income tax expense	$373	$271	$216
A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal tax (benefit) rate	21.0%	21.0%	21.0%
State income provision (benefit), net of federal benefit	2.8	3.0	2.2
Nondeductible compensation	1.4	1.8	1.5
Other	0.3	(0.3)	—
Effective tax expense rate	25.5%	25.5%	24.7%
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
Molina Healthcare, Inc. 2023 Form 10-K | 77

Deferred tax assets and liabilities are classified as non-current. Significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

	(In millions)
Accrued expenses and reserve liabilities	$94	$77
Other accrued medical costs	26	24
Net operating losses	7	9
Unearned premiums	19	16
Lease liabilities	87	88
Unrealized losses	26	49
Fixed assets and intangibles	24	9
Tax credit carryover	5	5
Other	6	5
Valuation allowance	(24)	(18)
Total deferred income tax assets, net of valuation allowance	270	264
Right-of-use assets	(29)	(29)
Prepaid expenses	(14)	(15)
Total deferred income tax liabilities	(43)	(44)
Net deferred income tax asset	$227	$220
At December 31, 2023, we had state net operating loss carryforwards of $53 million, which begin expiring in 2036.
At December 31, 2023, we had foreign net operating loss carryforwards of $11 million, which begin expiring in 2031.
At December 31, 2023, we had foreign tax credit carryovers of $5 million, which expire in 2030.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2023, $24 million of deferred tax assets did not satisfy the recognition criteria. Therefore, we increased our valuation allowance by $6 million, from $18 million at December 31, 2022, to $24 million as of December 31, 2023.
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
The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Gross unrecognized tax benefits at beginning of period	$(5)	$(15)	$(20)
Settlements	—	—	5
Lapse in statute of limitations	—	10	—
Gross unrecognized tax benefits at end of period	$(5)	$(5)	$(15)
The total amount of unrecognized tax benefits at December 31, 2023, 2022 and 2021 that, if recognized, would affect the effective tax rates is $5 million, $5 million, and $15 million, respectively. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by $5 million due to
Molina Healthcare, Inc. 2023 Form 10-K | 78

resolution of a state refund claim. The state refund claim will not result in a cash payment for income taxes if our claim is denied.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of December 31, 2023, 2022 and 2021 were insignificant.
We may be subject to examination by the IRS for calendar years after 2019. With a few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local, and Puerto Rico tax examinations for years before 2019.

13. Stockholders' Equity
Stock Purchase Programs
In September 2023, our board of directors authorized the purchase of up to $750 million of our common stock. This new program supersedes the stock purchase program previously approved by our board of directors in November 2022 and extends through December 31, 2024. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. No shares were purchased in 2023 and through February 9, 2024.
Share-Based Compensation
In connection with our employee stock plans, approximately 442,000 shares and 755,000 shares of common stock were issued, net of shares used to settle employees’ income tax obligations, during the years ended December 31, 2023, and 2022, respectively. Total share-based compensation expense is reported in “General and administrative expenses” in the accompanying consolidated statements of income, and summarized below.

	Year Ended December 31,
	2023		2022		2021

	(In millions)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
RSAs and PSUs (defined below)	$108	$102	$97	$90	$66	$62
Employee stock purchase plan and stock options	7	7	6	6	6	6
Total	$115	$109	$103	$96	$72	$68
Equity Incentive Plan
At December 31, 2023, we had employee equity incentives outstanding under our 2019 Equity Incentive Plan (the “2019 EIP”). The 2019 EIP provides for awards, in the form of restricted stock awards (“RSAs”), performance units (“PSUs”), stock options, and other stock– or cash–based awards, to eligible persons who perform services for us. The 2019 EIP provides for the issuance of up to 2.9 million shares of our common stock.
Stock-based awards. RSAs and PSUs are granted with a fair value equal to the market price of our common stock on the date of grant, and generally vest in equal annual installments over periods up to four years from the date of grant. PSUs vest in their entirety at the end of three-year performance periods, if their performance conditions are met. We generally recognize expense for RSAs and PSUs on a straight-line basis. The weighted-average grant date fair value of our RSAs was $277.37 in 2023, $312.27 in 2022, and $224.63 in 2021. The weighted-average grant date fair value of our PSUs was $233.50 in 2023, $214.94 in 2022, and $74.52 in 2021. Activity for stock-based awards in the year ended December 31, 2023, is summarized below.
Molina Healthcare, Inc. 2023 Form 10-K | 79

	RSAs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2022	511,105	$237.10	312,830	$193.09
Granted	294,604	277.37	470,284	233.50
Vested	(224,269)	210.22	(328,998)	124.98
Forfeited	(45,993)	261.71	(43,742)	261.01
Unvested balance, December 31, 2023	535,447	$268.41	410,374	$286.77

As of December 31, 2023, total unrecognized compensation expense related to unvested RSAs and PSUs was $88 million, and $52 million, respectively, which we expect to recognize over a remaining weighted-average period of 2.1 years, and 1.1 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 8% for non-executive employees as of December 31, 2023, based on actual forfeitures over the last 4 years.
The total fair value of awards vested is presented in the following table.

	Year Ended December 31,
	2023	2022	2021

	(In millions)
RSAs	$62	$70	$53
PSUs	90	69	71
Total vested	$152	$139	$124
Stock Options. Stock option awards generally have an exercise price equal to the fair market value of our common stock on the date of grant, vest in equal annual installments over periods up to four years from the date of grant, and have a maximum term of ten years from the date of grant. Stock option activity for the year ended December 31, 2023, is summarized below.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual term

		(Per share)	(In millions)	(Years)
Stock options outstanding as of December 31, 2022	5,000	$33.02
Exercised	(5,000)	33.02
Stock options outstanding, vested, and exercisable as of December 31, 2023	—	—	$—	0.0
No stock options were granted in 2023, 2022, or 2021. As of December 31, 2023, there was no unrecognized compensation expense related to unvested stock options.
Employee Stock Purchase Plans (“ESPP”)
Under our ESPP, eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We estimate the fair value of the stock issued using a standard option pricing model. For the years ended December 31, 2023, 2022, and 2021, the inputs to this model were as follows: risk-free interest rates of approximately 0.1% to 5.4%; expected volatility of approximately 28% to 54%, dividend yields of 0%, and an average expected life of 0.5 years.

14. Employee Benefit Plans
We sponsor defined contribution 401(k) plans that cover substantially all employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plans amounted to $54 million, $45 million, and $41 million in the years ended December 31, 2023, 2022, and 2021, respectively.
Molina Healthcare, Inc. 2023 Form 10-K | 80

We also have a non-qualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer portions of their base salary and bonus to provide tax-deferred growth. The deferrals are distributable based upon termination of employment or other periods, as elected under the plan and were $39 million and $26 million as of December 31, 2023 and 2022, respectively.

15. Commitments and Contingencies
Regulatory Capital Requirements and Dividend Restrictions
Our health plans, which are generally operated by our respective wholly owned subsidiaries in those states in which our health plans operate, are subject to state laws and regulations that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state. The National Association of Insurance Commissioners (“NAIC”), has adopted model rules which, if implemented by the states, set minimum capitalization requirements for insurance companies, HMOs, and other entities bearing risk for healthcare coverage. The requirements take the form of risk-based capital (“RBC”) rules which may vary from state to state. Regulators in some states may also enforce capital requirements that require the retention of net worth in excess of amounts formally required by statute or regulation.
All of our health plans except California, Florida, Massachusetts and New York, are subject to the RBC rules. The minimum statutory capital requirements in these states are based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, or other financial ratios. If our California, Florida, Massachusetts or New York health plans became subject to RBC rules, minimum capital required for those states could increase. Our Massachusetts health plan maintains a $35 million performance bond, effective through December 31, 2024, to partially satisfy minimum net worth requirements in that state.
Statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries, which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $3.7 billion at December 31, 2023. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company—Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $742 million and $375 million as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, our health plans had aggregate statutory capital and surplus of approximately $4.1 billion, which was in excess of the required minimum aggregate statutory capital and surplus of approximately $2.3 billion. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continues to meet regulatory requirements.
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
We are involved in legal actions in the ordinary course of business including, but not limited to, various employment claims, vendor disputes and provider claims. Some of these legal actions seek monetary damages, including claims for punitive damages, which may not be covered by insurance. We review legal matters and update our estimates, or range of estimates, of reasonably possible losses and related disclosures, as necessary. We have accrued liabilities for legal matters for which we deem the loss to be both probable and reasonably estimable. These liability estimates could change as a result of further developments. The outcome of these legal actions are inherently uncertain. An adverse determination in one or more of these pending matters could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. (“Anthem”) brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for
Molina Healthcare, Inc. 2023 Form 10-K | 81

Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. On September 9, 2022, the Kentucky Court of Appeals ruled that, with regard to the earlier Circuit Court ruling granting Anthem relief, the Circuit Court should not have invalidated the 2020 procurement and thus should not have awarded a contract to Anthem. Anthem sought discretionary review by the Kentucky Supreme Court (“KSC”) of the ruling by the Court of Appeals. On April 19, 2023, KSC granted Anthem’s request for discretionary review and ordered legal briefing, which the parties completed in September 2023. KSC has scheduled oral arguments on March 7, 2024. Pending further KSC order, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
Puerto Rico. On August 13, 2021, Molina Healthcare of Puerto Rico, Inc. (“MHPR”) filed a complaint with the Commonwealth of Puerto Rico, Court of First Instance, San Juan (State Court) asserting, among other claims, breach of contract against Puerto Rico Health Insurance Administration (“ASES”). On September 13, 2021, ASES filed a counterclaim and a third-party complaint against MHPR and the Company. The parties are engaged in settlement conversations. A status hearing was held on September 28, 2023, in which ASES and Molina informed the Court of the ongoing settlement conversations. On January 15, 2024, ASES and Molina informed the court that they had reached an agreement in principle, and the Court has scheduled a status conference on March 5, 2024. The Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
Texas Qui Tam Litigation. On May 7, 2013, a relator filed under seal a qui tam action in Texas state court against Molina Healthcare, Inc. and Molina Healthcare of Texas, Inc., asserting claims under the Texas Medicaid Fraud Prevention Act (“TMFPA”) on behalf of the State of Texas. The original petition alleged that Molina Healthcare of Texas knowingly failed to assess its STAR+PLUS members in accordance with the terms of its Medicaid contract with the State and made false statements to the State concerning those assessments that permitted Molina Healthcare of Texas to receive from the State unnecessary payments. As required by the TMFPA, the original petition was filed in camera and under seal, and without Molina’s awareness, to permit the State to decide whether to intervene and assume responsibility for prosecuting the lawsuit. In 2019, the State declined to intervene. In June 2019, as a result of the State’s election to decline intervention, the trial court unsealed the original petition, at which time Molina became aware of the lawsuit. The relator amended her original petition and served Molina in July 2019.
In September 2019, Molina filed a motion to dismiss the relator’s claims under the Texas Citizens Participation Act. After the trial court denied the motion, and following extended appellate proceedings which automatically stayed all trial court proceedings, discovery in the lawsuit commenced in late 2021. The relator’s third amended petition was filed on January 19, 2024. The petition alleges that, during the periods in question some ten years ago, Molina failed to assess STAR+PLUS members for personal attendant services, failed to provide those members with contractually required health care benefits, and misrepresented to the State Molina’s capacity to perform the assessments and the status of the assessments. Based on these allegations, the relator contends that Molina is liable to the State under the TMFPA for statutorily defined civil remedies, disgorgement of previous capitation payments, and interest. Molina denies the relator’s allegations as well as any liability in the lawsuit, and intends to defend against the relator’s allegations vigorously. The lawsuit is currently in the discovery phase, with trial set before the Texas District Court, Travis County in late September 2024. The case remains subject to significant additional proceedings, and due to numerous factors of uncertainty presented in the case, we are currently unable to make a reasonable estimate, or range of estimates, with regard to the ultimate outcome of this matter.
Professional Liability Insurance
We carry medical professional liability insurance for healthcare services rendered in our primary care locations and throughout the communities we serve. In addition, we carry managed care errors and omissions insurance for all managed care services that we provide.

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
Molina Healthcare, Inc. 2023 Form 10-K | 82

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
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Total revenue:
Medicaid	$27,707	$25,783	$21,231
Medicare	4,227	3,824	3,379
Marketplace	2,062	2,296	3,091
Other	76	71	70
Consolidated	$34,072	$31,974	$27,771
The following table reconciles margin by segment to consolidated income before income tax expense:

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Margin:
Medicaid	$2,973	$2,981	$2,322
Medicare	388	437	430
Marketplace	499	290	399
Other	9	11	14
Total margin	3,869	3,719	3,165
Add: other operating revenues (1)	1,467	1,020	846
Less: other operating expenses (2)	(3,763)	(3,566)	(2,991)
Operating income	1,573	1,173	1,020
Less: other expenses, net (3)	109	110	145
Income before income tax expense	$1,464	$1,063	$875
______________________
(1)Other operating revenues include premium tax revenue, investment income and certain other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, impairment, and certain other operating expenses.
(3)Other expenses, net include interest expense and non-operating other expenses.
Molina Healthcare, Inc. 2023 Form 10-K | 83

17. Condensed Financial Information of Registrant
The condensed balance sheets as of December 31, 2023 and 2022, and the related condensed statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 2023 for our parent company Molina Healthcare, Inc. (the “Registrant”), are presented below.
Condensed Balance Sheets

	December 31,
	2023	2022

	(In millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$694	$329
Investments	48	46
Due from affiliates	174	143
Prepaid expenses and other current assets	133	106
Total current assets	1,049	624
Property, equipment, and capitalized software, net	234	224
Goodwill and intangible assets, net	825	731
Investments in subsidiaries	4,911	4,142
Deferred income taxes, net	57	37
Advances to related parties and other assets	94	78
Total assets	$7,170	$5,836
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other	$527	$448
Total current liabilities	527	448
Long-term debt	2,180	2,176
Finance lease liabilities	205	215
Other long-term liabilities	43	33
Total liabilities	2,955	2,872
Stockholders’ equity:
Common stock, $0.001 par value; 150 million shares authorized; outstanding: 58 million shares at each of December 31, 2023 and December 31, 2022	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	410	328
Accumulated other comprehensive loss	(82)	(160)
Retained earnings	3,887	2,796
Total stockholders’ equity	4,215	2,964
Total liabilities and stockholders’ equity	$7,170	$5,836
See accompanying notes.
Molina Healthcare, Inc. 2023 Form 10-K | 84

Condensed Statements of Income

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Revenue:
Administrative services fees	$2,038	$1,826	$1,496
Investment income and other revenue	27	8	11
Total revenue	2,065	1,834	1,507
Expenses:
General and administrative expenses	1,952	1,721	1,424
Depreciation and amortization	131	141	98
Impairment	—	138	—
Other	20	—	5
Total operating expenses	2,103	2,000	1,527
Operating loss	(38)	(166)	(20)
Interest expense	109	110	120
Other expenses, net	—	—	25
Total other expenses, net	109	110	145
Loss before income tax benefit and equity in net earnings of subsidiaries	(147)	(276)	(165)
Income tax benefit	(7)	(42)	(21)
Net loss before equity in net earnings of subsidiaries	(140)	(234)	(144)
Equity in net earnings of subsidiaries	1,231	1,026	803
Net income	$1,091	$792	$659
Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Net income	$1,091	$792	$659
Other comprehensive income (loss):
Unrealized investment income (loss)	102	(204)	(55)
Less: effect of income taxes	24	(49)	(13)
Other comprehensive income (loss), net of tax	78	(155)	(42)
Comprehensive income	$1,169	$637	$617
See accompanying notes.

Molina Healthcare, Inc. 2023 Form 10-K | 85

Condensed Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Operating activities:
Net cash provided by operating activities	$81	$119	$60
Investing activities:
Capital contributions to subsidiaries	(221)	(159)	(440)
Dividends received from subsidiaries	705	668	564
Purchases of investments	(2)	(29)	(27)
Proceeds from sales and maturities of investments	1	49	21
Purchases of property, equipment and capitalized software	(79)	(86)	(70)
Net cash paid in business combinations	(74)	—	(263)
Change in amounts due to/from affiliates	5	(69)	40
Other, net	7	3	(3)
Net cash provided by (used in) investing activities	342	377	(178)
Financing activities:
Common stock purchases	—	(400)	(128)
Common stock withheld to settle employee tax obligations	(60)	(54)	(53)
Contingent consideration liabilities settled	—	(20)	(20)
Proceeds from senior notes offering, net of issuance costs	—	—	740
Repayment of senior notes	—	—	(723)
Other, net	2	33	1
Net cash used in financing activities	(58)	(441)	(183)
Net increase (decrease) in cash and cash equivalents	365	55	(301)
Cash and cash equivalents at beginning of period	329	274	575
Cash and cash equivalents at end of period	$694	$329	$274
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
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to our subsidiaries pursuant to administrative services agreements that include, but are not limited to, information technology, product development and administration, underwriting, claims processing, customer service, certain care management services, human resources, marketing, purchasing, risk management, actuarial, finance, accounting, compliance, legal and public relations. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2023, 2022, and 2021 for these services amounted to $2,038 million, $1,826 million, and $1,496 million, respectively, and are included in operating revenue.
Molina Healthcare, Inc. 2023 Form 10-K | 86

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

Molina Healthcare, Inc. 2023 Form 10-K | 87

Item 9A. CONTROLS AND PROCEDURES
MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of any possible controls and procedures.
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level. In addition, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (“GAAP”) for each of the periods presented herein.
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
Management concluded that we maintained effective internal control over financial reporting as of December 31, 2023, based on criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
On September 1, 2023, we completed our acquisition of My Choice Wisconsin (“My Choice”). We are in the process of evaluating the existing controls and procedures of My Choice, and integrating them into our internal controls over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the My Choice acquisition from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. The business that we acquired in the My Choice acquisition constituted 1% of both our total and net assets, as of December 31, 2023, and 1% of both our revenues and net income, for the year ended December 31, 2023. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, includes all of our consolidated operations except for those disclosure controls and procedures of My Choice that are subsumed by internal control over financial reporting.
Ernst & Young, LLP, the independent registered public accounting firm who audited our Consolidated Financial Statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Molina Healthcare, Inc. 2023 Form 10-K | 88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Molina Healthcare, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of My Choice Wisconsin, which is included in the 2023 consolidated financial statements of the Company and constituted 1% of both total and net assets, respectively, as of December 31, 2023 and 1% of both revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of My Choice Wisconsin.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 13, 2024 expressed an unqualified opinion thereon.
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
Molina Healthcare, Inc. 2023 Form 10-K | 89

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California
February 13, 2024

Molina Healthcare, Inc. 2023 Form 10-K | 90

Item 9B. OTHER INFORMATION
(a)    None.
(b)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended December 31, 2023.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), and is incorporated herein by reference. This information will be included in the following sections of the 2024 Proxy Statement:
•PROPOSAL 1 - Election of Directors
•Information About Director Nominees
•Information About Directors Continuing in Office
•Additional Information About Directors
•Corporate Governance and Board of Directors Matters
•Information About the Executive Officers of the Company
•Section 16(a) Beneficial Ownership Reporting Compliance
Information relating to our Code of Business Conduct and Ethics and compliance with Section 16(a) of the Exchange Act will be set forth in the 2024 Proxy Statement and is incorporated herein by reference. We intend to disclose on our website any amendments to or waivers of our Code of Business Conduct and Ethics as required by law or NYSE rules, under the heading “Investor Information—Corporate Governance” at molinahealthcare.com.
Item 11. EXECUTIVE COMPENSATION
Information required by Item 11 of Part III will be included in the 2024 Proxy Statement in the section entitled “Executive Compensation,” and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by Item 12 of Part III will be included in the 2024 Proxy Statement in the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III will be included in the 2024 Proxy Statement in the sections entitled “Related Party Transactions,” and “Corporate Governance and Board of Directors Matters—Director Independence,” and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Los Angeles, CA, Auditor Firm ID: 42.
Information required by Item 14 of Part III will be included in the 2024 Proxy Statement in the section entitled “Fees Paid to Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Molina Healthcare, Inc. 2023 Form 10-K | 91

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

Molina Healthcare, Inc. 2023 Form 10-K | 92

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 2024.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Zubretsky
Joseph M. Zubretsky
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 13, 2024.

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
Richard C. Zoretic
Molina Healthcare, Inc. 2023 Form 10-K | 93

INDEX TO EXHIBITS
The following exhibits are filed or furnished, as applicable, with this Annual Report on Form 10-K (this “Form 10-K”) or incorporated herein by reference.
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

Number	Description	Method of Filing
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002
3.2	Certificate of Amendment to Certificate of Incorporation	Filed herewith
3.3	Certificate of Amendment to Certificate of Incorporation	Filed herewith
3.4	Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.1 to registrant’s Form 8-K filed December 26, 2023
4.1	Indenture, dated as of June 2, 2020, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed June 2, 2020
4.2	Form of 4.375% Notes (included in Exhibit 4.1).	Filed as Exhibit 4.2 to registrant’s Form 8-K filed June 2, 2020 (Included in Exhibit 4.1 to registrant’s Form 8-K filed June 2, 2020)
4.3	Indenture, dated as of November 17, 2020, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 17, 2020
4.4	Form of 3.875% Notes due 2030 (included in Exhibit 4.3)	Filed as Exhibit 4.2 to registrant’s Form 8-K filed November 17, 2020 (Included in Exhibit 4.1 to registrant’s Form 8-K filed November 17, 2020)
4.5	Indenture, dated as of November 16, 2021, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 16, 2021
4.6	Form of 3.875% Notes due 2032 (included in Exhibit 4.5)	Filed as Exhibit 4.2 to registrant’s Form 8-K filed November 16, 2021 (Included in Exhibit 4.1 to registrant’s Form 8-K filed November 16, 2021)
4.7	Description of Registrant’s Securities	Filed as Exhibit 4.9 to registrant’s Form 10-K filed February 16, 2021
10.1
Credit Agreement, dated as of June 8, 2020, by and among Molina Healthcare, Inc., as the Borrower, Truist Bank, as Administrative Agent, Issuing Bank and Swingline Lender, and the Lenders party thereto
Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 8, 2020
10.2	First Amendment to Credit Agreement, dated as of April 26, 2023, by and between Molina Healthcare, Inc. and Truist Bank, in its capacity as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed April 27, 2023
*10.3	2019 Employee Stock Purchase Plan	Filed herewith
*10.4	Molina Healthcare, Inc. 2019 Equity Incentive Plan	Filed herewith
*10.5	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed July 31, 2019
*10.6	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed July 31, 2019
*10.7	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed July 31, 2019
Molina Healthcare, Inc. 2023 Form 10-K | 94

Number	Description	Method of Filing
*10.8	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed July 31, 2019
*10.9	Molina Healthcare, Inc. Second Amended and Restated Change in Control Severance Plan	Filed as Exhibit 10.14 to registrant’s Form 10-K filed February 16, 2021
*10.10	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007
*10.11	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2022)	Filed as Exhibit 10.10 to registrant’s Form 10-K filed February 14, 2022
*10.12	First Amendment to Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2022)	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 26, 2023
*10.13	Employment Agreement with Jeff Barlow dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013
*10.14	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013
*10.15	Amended and Restated Employment Agreement, dated September 8, 2021, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed September 9, 2021
*10.16	Amendment of Employment Agreement, dated February 16, 2022, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 16, 2022
+10.17	Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.36 to registrant’s Form 10-K filed February 19, 2019
10.18	First Amendment, dated August 1, 2019, to the Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 30, 2019
**10.19	Change Request #7 to the Master Services Agreement dated February 2, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 27, 2022
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97	Molina Healthcare, Inc. Policy for Recovery of Erroneously Awarded Compensation	Filed herewith
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith
Molina Healthcare, Inc. 2023 Form 10-K | 95

*	Management contract or compensatory plan or arrangement.
**	Certain portions of this agreement have been omitted in accordance with Item 601(b)(10) of Regulation S-K. A copy of any omitted portion will be furnished to the Securities and Exchange Commission upon request. The location of the redacted confidential information is indicated in the exhibit as “[redacted]”.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “[redacted]”.

Molina Healthcare, Inc. 2023 Form 10-K | 96