Form 10-Q
period 2024-03-31
MOLINA HEALTHCARE, INC.
filed 2024-04-25
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 19, 2024, was approximately 58.6 million.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2024	2023

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$9,504	$7,885
Premium tax revenue	297	172
Investment income	108	71
Other revenue	22	21
Total revenue	9,931	8,149
Operating expenses:
Medical care costs	8,414	6,871
General and administrative expenses	711	591
Premium tax expenses	297	172
Depreciation and amortization	45	44
Other	38	16
Total operating expenses	9,505	7,694
Operating income	426	455
Interest expense	27	28
Income before income tax expense	399	427
Income tax expense	98	106
Net income	$301	$321

Net income per share - Basic	$5.21	$5.58
Net income per share - Diluted	$5.17	$5.52

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2024	2023

	(In millions) (Unaudited)
Net income	$301	$321
Other comprehensive (loss) gain:
Unrealized investment (loss) gain	(5)	46
Less: effect of income taxes	(2)	11
Other comprehensive (loss) gain, net of tax	(3)	35
Comprehensive income	$298	$356

See accompanying notes.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,513	$4,848
Investments	4,424	4,259
Receivables	3,350	3,104
Prepaid expenses and other current assets	381	331
Total current assets	12,668	12,542
Property, equipment, and capitalized software, net	295	270
Goodwill, and intangible assets, net	1,927	1,449
Restricted investments	261	261
Deferred income taxes, net	228	227
Other assets	134	143
Total assets	$15,513	$14,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,571	$4,204
Amounts due government agencies	2,501	2,294
Accounts payable, accrued liabilities and other	1,114	1,252
Deferred revenue	328	418
Total current liabilities	8,514	8,168
Long-term debt	2,180	2,180
Finance lease liabilities	202	205
Other long-term liabilities	124	124
Total liabilities	11,020	10,677
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 59 million shares at March 31, 2024 and 58 million at December 31, 2023	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	390	410
Accumulated other comprehensive loss	(85)	(82)
Retained earnings	4,188	3,887
Total stockholders’ equity	4,493	4,215
Total liabilities and stockholders’ equity	$15,513	$14,892

See accompanying notes.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2023	58	$—	$410	$(82)	$3,887	$4,215
Net income	—	—	—	—	301	301
Other comprehensive loss, net	—	—	—	(3)	—	(3)
Share-based compensation	1	—	(20)	—	—	(20)
Balance at March 31, 2024	59	$—	$390	$(85)	$4,188	$4,493

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2022	58	$—	$328	$(160)	$2,796	$2,964
Net income	—	—	—	—	321	321
Other comprehensive income, net	—	—	—	35	—	35
Share-based compensation	—	—	(32)	—	—	(32)
Balance at March 31, 2023	58	$—	$296	$(125)	$3,117	$3,288

See accompanying notes.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023

	(In millions) (Unaudited)
Operating activities:
Net income	$301	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	44
Deferred income taxes	26	1
Share-based compensation	36	25
Other, net	2	5
Changes in operating assets and liabilities:
Receivables	(123)	(234)
Prepaid expenses and other current assets	8	7
Medical claims and benefits payable	(24)	296
Amounts due government agencies	183	270
Accounts payable, accrued liabilities and other	(215)	(215)
Deferred revenue	(90)	295
Income taxes	65	101
Net cash provided by operating activities	214	916
Investing activities:
Purchases of investments	(380)	(646)
Proceeds from sales and maturities of investments	211	371
Net cash paid in business combinations	(295)	—
Purchases of property, equipment and capitalized software	(27)	(32)
Other, net	3	5
Net cash used in investing activities	(488)	(302)
Financing activities:
Common stock withheld to settle employee tax obligations	(56)	(58)
Other, net	(6)	(7)
Net cash used in financing activities	(62)	(65)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(336)	549
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,908	4,048
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,572	$4,597

Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024

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
As of March 31, 2024, we served approximately 5.7 million members eligible for government-sponsored healthcare programs, located across 21 states.
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
Recent Developments
Florida Procurement—Medicaid. In April 2024, we were notified that the Florida Agency for Health Care Administration issued a notice of invitation to negotiate which did not include Molina Healthcare of Florida as an awardee. We are exercising our right to protest the decision.
Michigan Procurement—Medicaid. In April 2024, we announced that the Michigan Department of Health and Human Services intends to award a Comprehensive Health Care Program contract to Molina Healthcare of Michigan. We were awarded the contract in six service regions. The go-live date for the new Medicaid contract is expected to be October 1, 2024. The new contract is expected to have a duration of five years, with three, one-year optional extensions.
Texas Procurement—Medicaid. In March 2024, we were notified of the Texas Health and Human Services Commission’s intent to award us a contract for TANF and CHIP (known as the STAR & CHIP programs, and both existing contracts for Molina), expanding our footprint and expecting to grow our market share. The start of operations for the new contract is expected to begin in the third quarter of 2025.
Mississippi Procurement—Medicaid. In the first quarter of 2024, Mississippi Division of Medicaid signaled its intention to further extend the existing contracts for at least part of the state fiscal year that will begin on July 1, 2024. We now expect the new four-year contract to commence between September 1, 2024 and July 1, 2025.
Virginia Procurement—Medicaid. In the first quarter of 2024, the Virginia Department of Medical Assistance Services (“DMAS”) issued a notice of intent to award which did not include Molina Healthcare of Virginia as an awardee for its Cardinal Care Managed Care (“CCMC”) procurement. We exercised our right to protest that decision. On April 19, 2024, DMAS upheld its notice of intent to award in response to our protest. Molina intends to file a legal action in Virginia District Court over DMAS’s decision not to award Molina a CCMC contract. In addition, DMAS separately notified us that they were exercising the contractual extension option for the period from July 1, 2024 through June 30, 2025. Despite the extension, subject to a 90-day advance notice obligation, DMAS retains its right to terminate the contract for convenience in order to transition members to the new CCMC contracts.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 7

California Acquisition—Medicare. Effective January 1, 2024, we closed on our acquisition of 100% of the issued and outstanding capital stock of Brand New Day and Central Health Plan of California (“Bright Health Medicare”), which added approximately 109,000 members.
California Procurement—Medicaid. Our new contract with the California Department of Health Care Services commenced on January 1, 2024, which enables us to continue servicing Medi-Cal members in most of our existing counties and expand our footprint in Los Angeles County.
Nebraska Procurement—Medicaid. Our new contract with the Nebraska Department of Health and Human Services commenced on January 1, 2024, which added approximately 111,000 members.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the entire year ending December 31, 2024.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2023. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in our December 31, 2023, audited consolidated financial statements have been omitted.
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

	March 31,
	2024	2023

	(In millions)
Cash and cash equivalents	$4,513	$4,554
Restricted cash and cash equivalents	59	43
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,572	$4,597

Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 8

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

	March 31, 2024	December 31, 2023

	(In millions)
Government receivables	$2,270	$2,354
Pharmacy rebate receivables	369	330
Other	711	420
Total receivables	$3,350	$3,104

Premium Revenue Recognition and Amounts Due Government Agencies
Premium revenue is generated from our contracts with state and federal agencies, in connection with our participation in the Medicaid, Medicare, and Marketplace programs. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. Many of our contracts contain provisions that may adjust or limit revenue or profit, as described below. Consequently, we recognize premium revenue as it is earned under such provisions. Liabilities accrued for premiums to be returned under such provisions are reported in the aggregate as “Amounts due government agencies,” in the accompanying consolidated balance sheets. State Medicaid programs and the federal Medicare program periodically adjust premium rates, including certain components of premium revenue that are subject to accounting estimates and are described below, and in our 2023 Annual Report on Form 10-K, Note 2, “Significant Accounting Policies,” under “Premium Revenue Recognition and Amounts Due Government Agencies,” and “Quality Incentives.”
Minimum MLR, Medical Cost Corridors and Profit Sharing. A portion of our Medicaid premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. This includes remaining risk corridors that were enacted by various states in 2020 in response to the reduced demand for medical services stemming from COVID-19. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. We recorded aggregate liabilities under the terms of such contract provisions of $1,443 million and $1,344 million at March 31, 2024 and December 31, 2023, respectively, to amounts due government agencies.
The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. Our dual-eligible plans may also be subject to state-specific Minimum MLRs, medical cost corridors, and profit-sharing provisions. We recognize estimated rebates as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $49 million and $64 million at March 31, 2024 and December 31, 2023, respectively, to amounts due government agencies.
The ACA established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program discussed below is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. The amounts were insignificant at March 31, 2024 and December 31, 2023.
Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. We also estimate amounts owed to CMS
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 9

for Part D settlements. We recorded a liability under the terms of such contract provisions of $91 million and $66 million at March 31, 2024 and December 31, 2023, respectively, to amounts due government agencies.
Under this program for our Marketplace business, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of March 31, 2024, Marketplace risk adjustment payables amounted to $267 million and related receivables amounted to $296 million, for a net receivable of $29 million. As of December 31, 2023, Marketplace risk adjustment payables amounted to $201 million and related receivables amounted to $241 million, for a net receivable of $40 million.
Premium Deficiency Reserve on Loss Contracts
We assess the profitability of our contracts to determine if it is probable that a loss will be incurred in the future by reviewing current results and forecasts. For purposes of this assessment, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. A premium deficiency reserve (“PDR”) is recognized if anticipated future medical care and administrative costs exceed anticipated future premium revenue, investment income and reinsurance recoveries. Once established, a PDR is reduced over the contract period as an offset to actual losses.
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
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which generally differs from the U.S. federal statutory rate primarily because of state taxes and nondeductible expenses such as certain compensation and other general and administrative expenses.
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
Recent Accounting Pronouncements
Recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 10

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2024	2023

	(In millions, except net income per share)
Numerator:
Net income	$301	$321
Denominator:
Shares outstanding at the beginning of the period	57.8	57.4
Weighted-average number of shares issued:
Stock-based compensation	0.1	0.1
Denominator for basic net income per share	57.9	57.5
Effect of dilutive securities: (1)
Stock-based compensation	0.4	0.5
Denominator for diluted net income per share	58.3	58.0

Net income per share - Basic (2)	$5.21	$5.58
Net income per share - Diluted (2)	$5.17	$5.52

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method.
(2)    Source data for calculations in thousands.

4. Business Combinations
Bright Health Medicare. On January 1, 2024, we closed on our acquisition of Bright Health Medicare for $441 million in cash, consistent with our strategy to grow in our existing markets. For this transaction, we applied the acquisition method of accounting, where the total purchase price was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition date. We expect to complete the final determination of the purchase price allocation as soon as practicable, but no later than one year following the acquisition’s closing date in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations. Acquisition costs amounted to $1 million in the aggregate for the period ended March 31, 2024, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of income.
The acquisition-date fair value of the consideration transferred consisted of the following, in millions:

Fair value of consideration transferred:
Cash	$341
Contingent consideration	86
Total	$427

The contingent consideration arrangement allows the seller to earn up to $100 million for the satisfaction of certain conditions within the stock purchase agreement by the fourth quarter of 2024. The fair value of the contingent consideration arrangement at the acquisition date was $86 million. This fair value measurement is based on inputs not observable in the market and thus represents a Level 3 measurement. We estimated the fair value using a probability-weighted scenario approach focused on existing and expected membership. On the acquisition date, we placed the $100 million into a third-party escrow and recorded a receivable of $14 million in relation to the fair value measurement. As of March 31, 2024, there were no significant changes in the assumptions for the outcome of the contingencies.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 11

The valuation of the assets acquired and liabilities assumed has not yet been finalized because the acquisition closed at the beginning of the quarter. Further, the finalization of purchase price adjustments as provided in the stock purchase agreement is expected to occur in the second half of 2024. As a result, provisional estimates have been recorded and are subject to change, primarily for accounts that include the use of estimates, such as medical claims and benefits payable, receivables, amounts due government agencies, certain acquired intangible assets, and certain tax assets and liabilities.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies we expect to achieve as a result of the transaction, such as the use of our existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. All of the goodwill was assigned to the Medicare segment and is deductible for income tax purposes. The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed, in millions.

Assets acquired:
Current assets	$315
Goodwill	357
Intangible assets	141
Other long-term assets	45
Liabilities assumed:
Medical claims and benefits payable	(391)
Amounts due government agencies	(24)
Accounts payable, accrued and other long-term liabilities	(16)
Fair value of net assets acquired	$427
The table below presents intangible assets acquired, by major class, for the Bright Health Medicare acquisition. The weighted-average amortization period, in the aggregate, is 11.1 years.

	Fair Value	Life

	(In millions)	(Years)
Contract rights - member list	$104	10
Trade name	32	15
Provider network	5	10
	$141

5. Fair Value Measurements
We consider the carrying amounts of current assets and current liabilities to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions used to: a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, refer to our 2023 Annual Report on Form 10-K, Note 5, “Fair Value Measurements.”
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 12

Our financial instruments measured at fair value on a recurring basis at March 31, 2024, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,853	$—	$2,853	$—
Mortgage-backed securities	923	—	923	—
Asset-backed securities	381	—	381	—
Municipal securities	176	—	176	—
U.S. Treasury notes	44	—	44	—
Other	47	—	47	—
Total assets	$4,424	$—	$4,424	$—
Our financial instruments measured at fair value on a recurring basis at December 31, 2023, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,732	$—	$2,732	$—
Mortgage-backed securities	911	—	911	—
Asset-backed securities	365	—	365	—
Municipal securities	166	—	166	—
U.S. Treasury notes	40	—	40	—
Other	45	—	45	—
Total assets	$4,259	$—	$4,259	$—

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$794	$751	$794	$757
3.875% Notes due 2030	644	577	644	583
3.875% Notes due 2032	742	651	742	654
Total	$2,180	$1,979	$2,180	$1,994

Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 13

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	March 31, 2024
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,908	$8	$63	$2,853
Mortgage-backed securities	963	4	44	923
Asset-backed securities	390	1	10	381
Municipal securities	183	—	7	176
U.S. Treasury notes	44	—	—	44
Other	49	—	2	47
Total	$4,537	$13	$126	$4,424

	December 31, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,781	$16	$65	$2,732
Mortgage-backed securities	951	4	44	911
Asset-backed securities	376	1	12	365
Municipal securities	172	—	6	166
U.S. Treasury notes	40	—	—	40
Other	47	—	2	45
Total	$4,367	$21	$129	$4,259

The contractual maturities of our current investments as of March 31, 2024 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$634	$625
Due after one year through five years	2,419	2,366
Due after five years through ten years	431	427
Due after ten years	1,053	1,006
Total	$4,537	$4,424

In the three months ended March 31, 2024, and 2023, maturities and redemptions of available-for-sale securities amounted to $188 million and $118 million, respectively, and sales amounted to $23 million and $253 million, respectively. Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains were insignificant for the three months ended March 31, 2024, and 2023. Gross realized investment losses amounted to $2 million and $10 million in three months ended March 31, 2024 and 2023, respectively, and were reclassified into earnings from other comprehensive income on a net-of-tax basis.
We have determined that unrealized losses at March 31, 2024, and December 31, 2023, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience realized losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 14

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of March 31, 2024:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$596	$5	345	$1,502	$58	738
Mortgage-backed securities	154	2	137	485	42	267
Asset-backed securities	—	—	—	208	10	97
Municipal securities	—	—	—	112	7	110
Other	—	—	—	16	2	16
Total	$750	$7	482	$2,323	$119	1,228
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
We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $261 million at March 31, 2024, of which $197 million will mature in one year or less, $59 million will mature in one through five years, and $5 million will mature after five years.

Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 15

7. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	March 31, 2024	December 31, 2023

	(In millions)
Claims incurred but not paid (“IBNP”)	$3,239	$2,901
Pharmacy payable	229	202
Capitation payable	152	100
Other	951	1,001
Total	$4,571	$4,204

“Other” medical claims and benefits payable mainly includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $353 million and $481 million as of March 31, 2024, and December 31, 2023, respectively.
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

	Three Months Ended March 31, 2024
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,444	$532	$228	$4,204
Components of medical care costs related to:
Current year	7,007	1,318	423	8,748
Prior years	(289)	(39)	(6)	(334)
Total medical care costs	6,718	1,279	417	8,414
Payments for medical care costs related to:
Current year	4,491	702	216	5,409
Prior years	2,066	630	183	2,879
Total paid	6,557	1,332	399	8,288
Acquired balances, net of post-acquisition adjustments	—	391	—	391
Change in non-risk and other payables	(119)	(31)	—	(150)
Medical claims and benefits payable, ending balance	$3,486	$839	$246	$4,571

Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 16

	Three Months Ended March 31, 2023
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,815	$452	$261	$3,528
Components of medical care costs related to:
Current year	5,865	934	370	7,169
Prior years	(250)	(14)	(34)	(298)
Total medical care costs	5,615	920	336	6,871
Payments for medical care costs related to:
Current year	3,728	542	217	4,487
Prior years	1,822	369	167	2,358
Total paid	5,550	911	384	6,845
Acquired balances, net of post-acquisition adjustments	—	—	—	—
Change in non-risk and other provider payables	270	—	—	270
Medical claims and benefits payable, ending balance	$3,150	$461	$213	$3,824

Our estimates of medical claims and benefits payable recorded at December 31, 2023, and 2022 developed favorably by approximately $334 million and $298 million as of March 31, 2024, and 2023, respectively.
The favorable prior year development recognized in the three months ended March 31, 2024 was primarily due to lower than expected utilization of medical services by our members and improved operating performance, mainly in the Medicaid segment. Consequently, the ultimate costs recognized in 2024, as claims payments were processed, were lower than our estimates in 2023.

8. Debt
The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	March 31, 2024	December 31, 2023

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
Deferred debt issuance costs	(20)	(20)
Total	$2,180	$2,180

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
The Credit Agreement contains customary non-financial and financial covenants. As of March 31, 2024, we were in compliance with all financial and non-financial covenants under the Credit Agreement. As of March 31, 2024, no amounts were outstanding under the Credit Facility.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 17

Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of the parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. In addition, each of the indentures governing the senior notes contain customary non-financial covenants and change of control provisions. As of March 31, 2024, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We have $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of March 31, 2024, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We have $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of March 31, 2024, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We have $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of March 31, 2024, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

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
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended March 31,
	2024	2023

	(In millions)
Total revenue:
Medicaid	$7,873	$6,578
Medicare	1,457	1,056
Marketplace	581	497
Other	20	18
Consolidated	$9,931	$8,149

Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 18

The following table reconciles margin by segment to consolidated income before income tax expense:

	Three Months Ended March 31,
	2024	2023

	(In millions)
Margin:
Medicaid	$775	$734
Medicare	163	126
Marketplace	152	154
Other	2	2
Total margin	1,092	1,016
Add: other operating revenues (1)	407	246
Less: other operating expenses (2)	(1,073)	(807)
Operating income	426	455
Less: interest expense	27	28
Income before income tax expense	$399	$427

______________________
(1)Other operating revenues include premium tax revenue, investment income, and certain other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, and certain other operating expenses.
10. Commitments and Contingencies
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
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. (“Anthem”) brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. On September 9, 2022, the Kentucky Court of Appeals ruled that, with regard to the earlier Circuit Court ruling granting Anthem relief, the Circuit Court should not have invalidated the 2020 procurement and thus should not have awarded a contract to Anthem. Anthem sought discretionary review by the Kentucky Supreme Court (“KSC”) of the ruling by the Court of Appeals. On April 19, 2023, KSC granted Anthem’s request for discretionary review and ordered legal briefing, which the parties completed in September 2023. The KSC held oral argument on March 7, 2024. On March 14, 2024, the KSC entered its Order, which affirmed the Kentucky Court of Appeals and thus allows our Kentucky health plan to retain its Medicaid contract. On March 25, 2024, the Franklin Circuit Court held a hearing on Anthem’s motion for a status conference to discuss other alleged 2020 procurement scoring error arguments, which Anthem asserts were not among the issues already decided by the appellate courts. The winning bidder health plans and the two Kentucky Cabinet parties all opposed Anthem’s motion on the grounds that the KSC’s Order resolved the entire action. The Franklin Circuit Court stated its intention to quickly rule on whether Anthem may pursue further scoring error arguments in the trial court. On April 3, 2024, Anthem filed a motion for
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 19

reconsideration of the KSC Order. All defendants filed their responses by April 10, 2024. Pending further KSC or Franklin Circuit Court Orders, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract. At this time, the Company cannot predict the final outcome or timing of conclusion of the litigation. No party is demanding damages from the Company, although Anthem may continue its effort to challenge the validity of the 2020 procurement selection process through a successive appeal.
Puerto Rico. On August 13, 2021, Molina Healthcare of Puerto Rico, Inc. (“MHPR”) filed a complaint with the Commonwealth of Puerto Rico, Court of First Instance, San Juan (State Court) asserting, among other claims, breach of contract against Puerto Rico Health Insurance Administration (“ASES”). On September 13, 2021, ASES filed a counterclaim and a third-party complaint against MHPR and the Company. The parties are engaged in settlement conversations. A status hearing was held on September 28, 2023, in which ASES and Molina informed the Court of the ongoing settlement conversations. On January 15, 2024, ASES and Molina informed the court that they had reached an agreement in principle, and the Court scheduled a status conference on March 5, 2024. At the March 5, 2024 status conference, ASES and Molina provided an update of the negotiations. The Court scheduled a status conference for May 20, 2024. The Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
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
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered under the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions, and all statements other than statements of historical fact contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “guidance,” “future,” “anticipates,” “believes,” “embedded,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, regulatory developments, business strategy, strategic transactions and commercial arrangements, membership and market growth and our objectives for future operations. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties.
Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our 2023 Annual Report on Form 10-K, including without limitation risks related to the following matters:

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
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 21

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
Each of the terms “Molina Healthcare, Inc.” “Molina Healthcare,” “Company,” “we,” “our,” and “us,” as used herein, refers collectively to Molina Healthcare, Inc. and its wholly owned subsidiaries, unless otherwise stated. The forward-looking statements in this Form 10-Q are based upon information available to us as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
This Form 10-Q and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our 2023 Annual Report on Form 10-K.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 22

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.7 million members as of March 31, 2024, located across 21 states.
FIRST QUARTER 2024 HIGHLIGHTS
We reported net income of $301 million, or $5.17 per diluted share, for the first quarter of 2024, which reflected the following:
•Membership of 5.7 million at March 31, 2024 increased 461,000, or 9%, compared with March 31, 2023, primarily due to the commencement of the Iowa Medicaid contract in July 2023, the Nebraska Medicaid contract in January 2024, our expanded California Medicaid platform, including Los Angeles county starting in January 2024, closing of the My Choice Wisconsin acquisition in September 2023, and the closing of the Bright Health Medicare acquisition in January 2024, all of which was partially offset by the impact of Medicaid redeterminations;
•Premium revenue of $9.5 billion, which increased 21% compared with the first quarter of 2023 due to the increased membership in all segments mentioned above;
•Consolidated medical care ratio (“MCR”) of 88.5%, compared with 87.1% for the first quarter of 2023, with all three segments reporting MCRs in line with our expectations;
•Investment income of $108 million, which increased 52% compared with the first quarter of 2023, and continues to bolster our operating income results;
•General and administrative expense (“G&A”) ratio of 7.2%, which was consistent with the first quarter of 2023, reflecting new business implementation spending for new contract wins that started in July 2023 and in January 2024; and
•After-tax margin of 3.0%, which was in line with our expectations.

Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 23

CONSOLIDATED FINANCIAL SUMMARY
The following table summarizes our consolidated results of operations and other financial information for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(In millions, except per-share amounts)
Premium revenue	$9,504	$7,885
Less: medical care costs	8,414	6,871
Medical margin	1,090	1,014
MCR (1)	88.5%	87.1%

Other revenues:
Premium tax revenue	297	172
Investment income	108	71
Other revenue	22	21

General and administrative expenses	711	591
G&A ratio (2)	7.2%	7.2%

Premium tax expenses	297	172
Depreciation and amortization	45	44
Other	38	16
Operating income	426	455
Interest expense	27	28
Income before income tax expense	399	427
Income tax expense	98	106
Net income	$301	$321

Net income per share – Diluted	$5.17	$5.52

Diluted weighted average shares outstanding	58.3	58.0

Other Key Statistics
Ending Membership	5.7	5.3
Effective income tax rate	24.5%	25.0%
After-tax margin (3)	3.0%	3.9%
________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the first quarter of 2024 amounted to $301 million, or $5.17 per diluted share, compared with $321 million, or $5.52 per diluted share, in the first quarter of 2023. The 6% decrease in net income is consistent with the decline in operating income, which decreased to $426 million in the first quarter of 2024, compared with $455 million in the first quarter of 2023.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 24

The change in operating income was mainly due to the expected higher initial MCRs related to new contracts, recent acquisitions and organic growth, and higher G&A expense associated with growth, partially offset by the impact of increased premium revenue and higher investment income.
PREMIUM REVENUE
Premium revenue increased $1.6 billion, or 21%, in the first quarter of 2024, when compared with the first quarter of 2023. The higher premium revenue reflects a balanced combination of the new contract wins, acquisitions, and growth in our current footprint, partially offset by the impact of Medicaid redeterminations. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
MEDICAL CARE RATIO
The consolidated MCR was 88.5% in the first quarter of 2024, and 87.1% in the first quarter of 2023. The results reflect an increase in each segment, due to the expected higher initial MCRs related to new contracts, recent acquisitions and organic growth, partially offset by certain rate actions and continued strong operating performance and medical cost management. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
The prior year reserve development in the first quarter of 2024 was favorable, but its impact on earnings was mostly absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 3.0% and 2.1% for the first quarter of 2024 and 2023, respectively. The current year ratio increase was mainly due to the reinstatement of the California managed care organization tax by the state’s Department of Health Care Services in the fourth quarter of 2023 and changes in business mix.
INVESTMENT INCOME
Investment income increased to $108 million in the first quarter of 2024, compared with $71 million in the first quarter of 2023. The increase was driven by higher levels of invested assets and higher interest rates.
OTHER REVENUE
Other revenue amounted to $22 million in the first quarter of 2024, compared with $21 million in the first quarter of 2023. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio of 7.2% in the first quarter of 2024 was consistent with the first quarter of 2023. G&A expenses in the first quarter of 2024 reflect deployment costs for new business implementations associated with the Nebraska and California Medicaid contracts wins that started in January 2024, and was partially offset by the benefits of scale produced by our year-over-year growth and continued disciplined cost management.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $45 million in the first quarter of 2024, compared with $44 million in the first quarter of 2023.
OTHER OPERATING EXPENSES
Other operating expenses totaled $38 million in the first quarter of 2024 compared to $16 million in the first quarter of 2023, and the increase in the first quarter of 2024 reflects certain non-recurring costs associated with acquisitions, and costs for litigation dating back to 2013. Other operating expenses also include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense totaled $27 million in the first quarter of 2024 and was $28 million in the first quarter of 2023.
INCOME TAXES
Income tax expense amounted to $98 million in the first quarter of 2024, or 24.5% of pretax income, compared with income tax expense of $106 million, or 25.0% of pretax income in the first quarter of 2023. The difference in the effective tax rate is primarily due to state income taxes and differences in discrete tax benefits recorded in the respective periods.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 25

TRENDS AND UNCERTAINTIES
REGULATORY DEVELOPMENTS AND RELATED TRENDS
Federal Economic Stabilization and Other Programs
The Public Health Emergency (“PHE”) officially ended on May 11, 2023. There are several healthcare programs tied to the PHE which are impacted by this change in policy. These include coverage of COVID-19 testing and vaccines, changes to the Medicare fee schedule for COVID-related treatments, and free coverage of at-home COVID-19 diagnostic tests. Per federal statutory and regulatory requirements, some of these programs concluded with the end of the PHE, while some will continue through 2024, and some will remain in place permanently.
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we estimate we added approximately one million new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The Consolidated Appropriations Act of 2023 authorized states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, during the third quarter of 2023, all states in which we operate had begun disenrolling members. In the first quarter of 2024, we estimate we lost approximately 50,000 members due to the net effect of redeterminations. This was on track with our expectations and brings the total count of members lost through redeterminations to 550,000. Given the high number of procedural terminations and increasing interventions by CMS and various states, we expect reconnects will likely continue, decreasing currently reported losses. Although the medical cost profile of members who have been disenrolled is more favorable than the Medicaid segment average, when combined with the beneficial impact of corridor offsets in several states, our Medicaid MCR for the first quarter ended March 31, 2024 was in line with our expectations. Based on the experience to date, we expect that we will ultimately retain approximately 40% of the membership gained since March 31, 2020.
OTHER RECENT DEVELOPMENTS
RFPs and Acquisitions
Florida Procurement—Medicaid. In April 2024, we were notified that the Florida Agency for Health Care Administration issued a notice of invitation to negotiate which did not include Molina Healthcare of Florida as an awardee. We are exercising our right to protest the decision.
Michigan Procurement—Medicaid. In April 2024, we announced that the Michigan Department of Health and Human Services intends to award a Comprehensive Health Care Program contract to Molina Healthcare of Michigan. We were awarded the contract in six service regions. The go-live date for the new Medicaid contract is expected to be October 1, 2024. The new contract is expected to have a duration of five years, with three, one-year optional extensions.
Texas Procurement—Medicaid. In March 2024, we were notified of the Texas Health and Human Services Commission’s intent to award us a contract for TANF and CHIP (known as the STAR & CHIP programs, and both existing contracts for Molina), expanding our footprint and expecting to grow our market share. The start of operations for the new contract is expected to begin in the third quarter of 2025.
Mississippi Procurement—Medicaid. In the first quarter of 2024, Mississippi Division of Medicaid signaled its intention to further extend the existing contracts for at least part of the state fiscal year that will begin on July 1, 2024. We now expect the new four-year contract to commence between September 1, 2024 and July 1, 2025.
Virginia Procurement—Medicaid. In the first quarter of 2024, the Virginia Department of Medical Assistance Services (“DMAS”) issued a notice of intent to award which did not include Molina Healthcare of Virginia as an awardee for its Cardinal Care Managed Care (“CCMC”) procurement. We exercised our right to protest that decision. On April 19, 2024, DMAS upheld its notice of intent to award in response to our protest. Molina intends to file a legal action in Virginia District Court over DMAS’s decision not to award Molina a CCMC contract. In addition, DMAS separately notified us that they were exercising the contractual extension option for the period from July 1, 2024 through June 30, 2025. Despite the extension, subject to a 90-day advance notice obligation, DMAS retains its right to terminate the contract for convenience in order to transition members to the new CCMC contracts.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 26

California Acquisition—Medicare. Effective January 1, 2024, we closed on our acquisition of 100% of the issued and outstanding capital stock of Brand New Day and Central Health Plan of California (“Bright Health Medicare”), which added approximately 109,000 members.
California Procurement—Medicaid. Our new contract with the California Department of Health Care Services commenced on January 1, 2024, which enables us to continue servicing Medi-Cal members in most of our existing counties and expand our footprint in Los Angeles County.
Nebraska Procurement—Medicaid. Our new contract with the Nebraska Department of Health and Human Services commenced on January 1, 2024, which added approximately 111,000 members.
Change Healthcare Cybersecurity Incident
On February 21, 2024, Change Healthcare (“CHC”), a major claims processing vendor to Molina, experienced a significant cybersecurity incident. Immediately upon becoming aware of the incident, Molina disconnected and isolated its systems from CHC, and confirmed that no Molina owned or operated systems were compromised by any pre-incident interaction or connectivity with CHC. As a result of the disconnection of our systems from CHC, Molina’s ability to receive claims submissions and process remits and payments to providers was partially and temporarily impaired. We promptly enacted our incident response and business continuity plans, which included the implementation of alternative, work-around solutions in order to resume electronic claims intake and payment to providers, and, as a result, we experienced minimal impact to our claims payment operations. To date the event has not had a material impact on the Company’s financial condition or results of operations.
UnitedHealth Group, the parent company to CHC, has indicated a substantial portion of U.S. residents may have had their PHI/PII affected by the incident. However, we currently have no specific indication from CHC as to whether our members’ data has been breached.
We are continuing to monitor the situation regarding new developments and remain in close communication with CHC. We have implemented heightened security protocols to mitigate potential risks to our providers and members related to this incident.
For a discussion of additional segment trends, uncertainties and other developments, refer to our 2023 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”

REPORTABLE SEGMENTS
As of March 31, 2024, we served approximately 5.7 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
Management’s discussion and analysis of the change in medical margin is discussed below under “Segment Financial Performance.” For more information, see Notes to Consolidated Financial Statements, Note 9, “Segments.”
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 27

SEGMENT FINANCIAL PERFORMANCE
The following table summarizes our membership by segment as of the dates indicated:

	March 31,	December 31,	March 31,
	2024	2023	2023
Medicaid	5,123,000	4,542,000	4,834,000
Medicare	258,000	172,000	161,000
Marketplace	346,000	281,000	271,000
Total	5,727,000	4,995,000	5,266,000

The following table summarizes premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2024			2023
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$7,492	$775	89.7%	$6,349	$734	88.4%
Medicare	1,442	163	88.7	1,046	126	88.0
Marketplace	570	152	73.3	490	154	68.6
Total	$9,504	$1,090	88.5%	$7,885	$1,014	87.1%

Medicaid
Medicaid premium revenue increased $1.1 billion, or 18%, in the first quarter of 2024, when compared with the first quarter of 2023. The increase was mainly due to the membership impact of the Iowa contract that commenced in July 2023, the My Choice acquisition that closed in the third quarter of 2023, and contract wins in Nebraska and California that commenced on January 1, 2024, partially offset by the impact of Medicaid redeterminations and minimum MLR and medical cost corridors.
The medical margin in our Medicaid program increased $41 million, or 6%, in the first quarter of 2024 when compared with the first quarter of 2023. The improvement was driven by increased premium revenues and margin associated with the membership growth discussed above, partially offset by an increase in the MCR.
The Medicaid MCR increased to 89.7% in the first quarter of 2024, from 88.4% in the first quarter of 2023, or 130 basis points. The increase was mainly attributable to the expected higher initial MCR associated with the start of new contracts and recent acquisitions, and a modest acuity impact from Medicaid redetermination. These increases were partially offset by certain rate actions, minimum MLR and medical cost corridors, improved operations and medical cost management. The Medicaid MCR for the first quarter of 2024 is slightly above our long-term target range.
Medicare
Medicare premium revenue increased $396 million, or 38%, in the first quarter of 2024 when compared to the first quarter of 2023. The increase was primarily due to the Bright Health Medicare acquisition that closed on January 1, 2024, the impact of MAPD and D-SNP membership expansion and organic membership growth in existing states.
The medical margin in Medicare increased $37 million in the first quarter of 2024, when compared with the first quarter of 2023, mainly due to margin associated with the year-over-year growth in membership and premium revenues, partially offset by the increase in MCR discussed below.
The Medicare MCR increased to 88.7% in the first quarter of 2024, from 88.0% in the first quarter of 2023, or 70 basis points. The increase was primarily driven by continued higher long-term services and supports costs and pharmacy utilization we began experiencing in the second half of 2023, partially offset by pricing, benefit design changes, operational improvements and medical cost management in the legacy business. The Medicare MCR for the first quarter of 2024 is slightly above our long-term target range.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 28

Marketplace
Marketplace premium revenue in the first quarter of 2024 increased $80 million, compared with the first quarter of 2023, due to an expected increase in membership, and changes in member mix. Our Marketplace membership as of March 31, 2024 amounted to 346,000 members, representing an increase of 75,000 members compared to March 31, 2023, which is in line with our product and pricing strategy to achieve growth, while maintaining target margins in this segment.
The Marketplace medical margin decreased $2 million in the first quarter of 2024, when compared with the first quarter of 2023, primarily due to the increase in the MCR discussed below, partially offset by the increase in premiums and margin associated with membership growth.
The Marketplace MCR increased to 73.3% in the first quarter of 2024, from 68.6% in the first quarter of 2023. The increase resulted mainly from our product and pricing strategy to achieve growth and changes in membership mix discussed above. Our first quarter Marketplace MCR is in line with our full year expectations and consistent with seasonality patterns. Silver metal tier products incur less MCR seasonality than bronze metal tier products due to lower deductibles.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations in the first quarters of 2024 and 2023, respectively.

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
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries that we believe are appropriate. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the three months ended March 31, 2024, the parent company received $110 million in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. In the three months ended March 31, 2024, the parent company contributed capital in the aggregate amount of $229 million to our regulated health plan subsidiaries to satisfy statutory capital and surplus requirements and to fund growth in California health plans acquired in the Bright Health Medicare acquisition and our Iowa and Nebraska health plans. Our parent company normally meets its liquidity requirements from administrative services fees earned under administrative services
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 29

agreements; dividends received from our regulated subsidiaries; federal tax payments collected from the regulated subsidiaries; proceeds received from the issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Cash, cash equivalents and investments at the parent company amounted to $194 million and $742 million as of March 31, 2024, and December 31, 2023, respectively. The decrease as of March 31, 2024, was primarily due to funding our Bright Health Medicare acquisition for $441 million, and capital contributions to regulated health plan subsidiaries, partially offset by the timing of corporate payments, and dividends received from regulated health plan subsidiaries.
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
Cash Flow Activities
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2024	2023	Change

	(In millions)
Net cash provided by operating activities	$214	$916	$(702)
Net cash used in investing activities	(488)	(302)	(186)
Net cash used in financing activities	(62)	(65)	3
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(336)	$549	$(885)

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
Net cash provided by operations for the three months ended March 31, 2024 was $214 million, compared with $916 million in the three months ended March 31, 2023. The $702 million decrease in cash flow was impacted mainly by timing differences in government receivables and payables, including Medicare and Medicaid premium prepayments benefiting the 2023 period, and timing differences in receipts and payments of non-risk provider payables.
Investing Activities
Net cash used in investing activities was $488 million in the three months ended March 31, 2024, compared with $302 million used in the three months ended March 31, 2023, a decrease in cash flow of $186 million. This decrease in cash flow was primarily due to a $295 million net cash outflow related to the Bright Health Medicare
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 30

acquisition, partially offset by the net activity of proceeds and purchases of investments, which were net purchases of $169 million in the three months ended March 31, 2024 and net purchases of $275 million in the three months ended March 31, 2023.
Financing Activities
Net cash used in financing activities was $62 million in the three months ended March 31, 2024, compared with $65 million used in the three months ended March 31, 2023, an increase in cash flow of $3 million. In the three months ended March 31, 2024 and 2023, financing cash outflows included $56 million and $58 million, respectively, for common stock withheld to settle employee tax obligations.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at March 31, 2024, our working capital was $4.2 billion, compared with $4.4 billion at December 31, 2023. At March 31, 2024, our cash and investments amounted to $9.2 billion, compared with $9.4 billion at December 31, 2023. A significant portion of our portfolio is held in cash and cash equivalents and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale was $113 million at March 31, 2024 and $108 million at December 31, 2023. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
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
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.4 billion at March 31, 2024 and $2.3 billion at December 31, 2023. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of March 31, 2024, was approximately $390 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of March 31, 2024, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.
Debt Ratings
In March 2024, our senior notes were upgraded to “BB” by Standard & Poor’s, and to “Ba2” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants
The Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios are computed as defined by the terms of the Credit Agreement.
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 31

applicable indenture. As of March 31, 2024, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries’ generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Regulatory Developments. Excluding acquisitions and our exit from Puerto Rico, we estimate we added approximately one million new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The Consolidated Appropriations Act of 2023 authorized states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, during the third quarter of 2023, all states in which we operate had begun disenrolling members. In the first quarter of 2024, we estimate we lost approximately 50,000 members due to the net effect of redeterminations. This was on track with our expectations and brings the total count of members lost through redeterminations to 550,000. Given the high number of procedural terminations and increasing interventions by CMS and various states, we expect reconnects will likely continue, decreasing currently reported losses. Although the medical cost profile of members who have been disenrolled is more favorable than the Medicaid segment average, when combined with the beneficial impact of corridor offsets in several states, our Medicaid MCR for the first quarter ended March 31, 2024 was in line with our expectations. Based on the experience to date, we expect that we will ultimately retain approximately 40% of the membership gained since March 31, 2020.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes.
Credit Agreement Borrowing Capacity. We are party to a credit agreement (the “Credit Agreement”) which provides for a revolving credit facility (“Credit Facility”) of $1 billion, a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as we maintain a minimum consolidated net leverage ratio. As of March 31, 2024, we had available borrowing capacity of $1 billion under Credit Facility. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In September 2023, our board of directors authorized the purchase of up to $750 million of our common stock. This new program supersedes the stock purchase program previously approved by our board of directors in November 2022 and extends through December 31, 2024. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of March 31, 2024, $750 million remained available to purchase our common stock under this program through December 31, 2024.
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

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2023 was disclosed in our 2023 Annual Report on Form 10-K.
There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2024.
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 32

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates based on assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical costs, claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the three months ended March 31, 2024 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.
•Premium Revenue Recognition and Amounts Due Government Agencies: Risk Adjustment. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Business Combinations, and Goodwill and intangible assets, net. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 4, “Business Combinations.” Other than the discussion as noted above, in the three months ended March 31, 2024, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2024, the fair value of our fixed income investments would decrease by approximately $109 million. Declines in interest rates over time will reduce our investment income.
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

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 10, “Commitments and Contingencies.”
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 33

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision with respect to our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the caption “Risk Factors,” in our 2023 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the first quarter of 2024, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	1,000	$361.31	—	$750,000,000
February 1 - February 29	—	$—	—	$750,000,000
March 1 - March 31	143,000	$387.21	—	$750,000,000
Total	144,000	$387.09	—

_______________________
(1)During the first quarter of 2024, we withheld approximately 144,000 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to our 2023 Annual Report on Form 10-K, Note 13, “Stockholders' Equity.”

OTHER INFORMATION
(a)    None.
(b)    None.
(c)    On February 20, 2024, James Woys, the Company’s Senior Executive Vice President and Chief Operating Officer, adopted a stock trading plan, pursuant to which he may sell up to 20,000 shares of the Company’s common stock prior to November 29, 2024. This trading plan was entering into during an open insider trading window and is intended to satisfy the affirmative defense rule of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in our securities.

Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 34

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

Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	April 25, 2024	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 25, 2024	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. March 31, 2024 Form 10-Q | 36