Form 10-Q
period 2024-06-30
MOLINA HEALTHCARE, INC.
filed 2024-07-25
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 19, 2024, was approximately 58.6 million.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$9,446	$8,042	$18,950	$15,927
Premium tax revenue	298	169	595	341
Investment income	115	97	223	168
Other revenue	21	19	43	40
Total revenue	9,880	8,327	19,811	16,476
Operating expenses:
Medical care costs	8,368	7,038	16,782	13,909
General and administrative expenses	691	618	1,402	1,209
Premium tax expenses	298	169	595	341
Depreciation and amortization	46	42	91	86
Other	43	17	81	33
Total operating expenses	9,446	7,884	18,951	15,578
Operating income	434	443	860	898
Interest expense	28	27	55	55
Income before income tax expense	406	416	805	843
Income tax expense	105	107	203	213
Net income	$301	$309	$602	$630

Net income per share - Basic	$5.18	$5.37	$10.38	$10.95
Net income per share - Diluted	$5.17	$5.35	$10.33	$10.87

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions) (Unaudited)
Net income	$301	$309	$602	$630
Other comprehensive (loss) gain:
Unrealized investment gain (loss)	1	(29)	(4)	17
Less: effect of income taxes	1	(8)	(1)	3
Other comprehensive (loss) gain, net of tax	—	(21)	(3)	14
Comprehensive income	$301	$288	$599	$644

See accompanying notes.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,354	$4,848
Investments	4,347	4,259
Receivables	3,231	3,104
Prepaid expenses and other current assets	399	331
Total current assets	12,331	12,542
Property, equipment, and capitalized software, net	305	270
Goodwill, and intangible assets, net	1,913	1,449
Restricted investments	268	261
Deferred income taxes, net	232	227
Other assets	136	143
Total assets	$15,185	$14,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,577	$4,204
Amounts due government agencies	2,273	2,294
Accounts payable, accrued liabilities and other	973	1,252
Deferred revenue	13	418
Total current liabilities	7,836	8,168
Long-term debt	2,181	2,180
Finance lease liabilities	203	205
Other long-term liabilities	122	124
Total liabilities	10,342	10,677
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 59 million shares at June 30, 2024 and 58 million at December 31, 2023	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	439	410
Accumulated other comprehensive loss	(85)	(82)
Retained earnings	4,489	3,887
Total stockholders’ equity	4,843	4,215
Total liabilities and stockholders’ equity	$15,185	$14,892

See accompanying notes.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2023	58	$—	$410	$(82)	$3,887	$4,215
Net income	—	—	—	—	301	301
Other comprehensive loss, net	—	—	—	(3)	—	(3)
Share-based compensation	1	—	(20)	—	—	(20)
Balance at March 31, 2024	59	—	390	(85)	4,188	4,493
Net income	—	—	—	—	301	301
Share-based compensation	—	—	49	—	—	49
Balance at June 30, 2024	59	$—	$439	$(85)	$4,489	$4,843

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2022	58	$—	$328	$(160)	$2,796	$2,964
Net income	—	—	—	—	321	321
Other comprehensive income, net	—	—	—	35	—	35
Share-based compensation	—	—	(32)	—	—	(32)
Balance at March 31, 2023	58	—	296	(125)	3,117	3,288
Net income	—	—	—	—	309	309
Other comprehensive loss, net	—	—	—	(21)	—	(21)
Share-based compensation	—	—	45	—	—	45
Balance at June 30, 2023	58	$—	$341	$(146)	$3,426	$3,621

See accompanying notes.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023

	(In millions) (Unaudited)
Operating activities:
Net income	$602	$630
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	91	86
Deferred income taxes	21	(4)
Share-based compensation	68	55
Other, net	4	5
Changes in operating assets and liabilities:
Receivables	(5)	(83)
Prepaid expenses and other current assets	16	6
Medical claims and benefits payable	(48)	149
Amounts due government agencies	(43)	510
Accounts payable, accrued liabilities and other	(307)	(208)
Deferred revenue	(405)	55
Income taxes	1	202
Net cash (used in) provided by operating activities	(5)	1,403
Investing activities:
Purchases of investments	(594)	(924)
Proceeds from sales and maturities of investments	506	546
Net cash paid in business combinations	(295)	—
Purchases of property, equipment and capitalized software	(54)	(63)
Other, net	2	2
Net cash used in investing activities	(435)	(439)
Financing activities:
Common stock withheld to settle employee tax obligations	(56)	(59)
Other, net	6	4
Net cash used in financing activities	(50)	(55)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(490)	909
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,908	4,048
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,418	$4,957

Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

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
As of June 30, 2024, we served approximately 5.6 million members eligible for government-sponsored healthcare programs, located across 21 states.
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
Recent Developments
Connecticut Acquisition—Marketplace and Medicare. On July 23, 2024, we announced a definitive agreement to acquire ConnectiCare Holding Company, Inc. (“ConnectiCare”), a wholly owned subsidiary of EmblemHealth, Inc. ConnectiCare is a leading health plan in the state of Connecticut serving approximately 140,000 members across Marketplace, Medicare, and certain commercial products as of June 30, 2024. The purchase price for the transaction is approximately $350 million, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close in the first half of 2025.
Florida Procurement—Medicaid. In July 2024, we were notified that the Florida Agency for Healthcare Administration awarded a Medicaid managed care contract to Molina Healthcare of Florida. The contract term is expected to commence on January 1, 2025, and to run through December 31, 2030. We expect to serve approximately 90,000 Medicaid beneficiaries in Miami-Dade and Monroe Counties.
New Mexico Procurement—Medicaid. Our new contract with the New Mexico Health Care Authority commenced on July 1, 2024 and will run through December 31, 2026. The new contract added approximately 33,000 members.
Wisconsin Procurement—Medicaid. In May 2024, we were notified that the Wisconsin Department of Health Services intends to make an award for the purchase of services under the Family Care and Family Care Partnership program in its Geographic Service Region 5 to Molina Healthcare of Wisconsin. The go-live date is expected to be January 1, 2025, and the contract is expected to have a duration of two years, with an option for three two-year extensions. Additionally, we were re-awarded our sole contract position in the self-directed long-term services and supports personal care program.
Michigan Procurement—Medicaid. In April 2024, we announced that the Michigan Department of Health and Human Services intends to award a Comprehensive Health Care Program contract to Molina Healthcare of Michigan. We were awarded the contract in six service regions. The go-live date for the new Medicaid contract is expected to be October 1, 2024. The new contract is expected to have a duration of five years, with an option for three one-year extensions.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 7

Texas Procurement—Medicaid. In the first quarter of 2024, we were notified of the Texas Health and Human Services Commission’s intent to award us a contract for TANF and CHIP (known in Texas as the STAR & CHIP programs, and both existing contracts for Molina), expanding our footprint and expecting to grow our market share. The start of operations for the new contract is expected to begin in the third quarter of 2025.
Mississippi Procurement—Medicaid. In the second quarter of 2024, the Mississippi Division of Medicaid extended the existing contracts for the state fiscal year that began on July 1, 2024. We now expect the new four-year contract, which will cover both TANF & ABD and CHIP, to commence on July 1, 2025.
Virginia Procurement—Medicaid. In the first quarter of 2024, the Virginia Department of Medical Assistance Services (“DMAS”) issued a notice of intent to award which did not include Molina Healthcare of Virginia as an awardee for its Cardinal Care Managed Care (“CCMC”) procurement. We exercised our right to protest that decision. On April 19, 2024, DMAS upheld its notice of intent to award in response to our protest. On April 26, 2024, Molina filed a legal action in Virginia Circuit Court over DMAS’s decision not to award Molina a CCMC contract. In addition, DMAS separately notified us that they were exercising the contractual extension option for the period from July 1, 2024 through June 30, 2025. Despite the extension, subject to a 90-day advance notice obligation, DMAS retains its right to terminate the contract for convenience in order to transition members to the new CCMC contracts.
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
Nebraska Procurement—Medicaid. Our new contract with the Nebraska Department of Health and Human Services commenced on January 1, 2024, which added approximately 112,000 members.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results for the entire year ending December 31, 2024.
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
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 8

	June 30,
	2024	2023

	(In millions)
Cash and cash equivalents	$4,354	$4,910
Restricted cash and cash equivalents	64	47
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,418	$4,957

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

	June 30, 2024	December 31, 2023

	(In millions)
Government receivables	$2,185	$2,354
Pharmacy rebate receivables	339	330
Other	707	420
Total receivables	$3,231	$3,104

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
Minimum MLR, Medical Cost Corridors and Profit Sharing. A portion of our Medicaid premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. This includes remaining risk corridors that were enacted by various states in 2020 in response to the reduced demand for medical services stemming from COVID-19. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. We recorded aggregate liabilities under the terms of such contract provisions of $1,261 million and $1,344 million at June 30, 2024 and December 31, 2023, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. Our dual-eligible plans may also be subject to state-specific Minimum MLRs, medical cost corridors, and profit-sharing provisions. We recognize estimated rebates as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $51 million and $64 million at June 30, 2024 and December 31, 2023, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 9

The ACA established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program discussed below is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. The amounts were insignificant at June 30, 2024 and December 31, 2023.
Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. We also estimate amounts owed to CMS for Part D settlements. We recorded a liability under the terms of such contract provisions of $91 million and $66 million at June 30, 2024 and December 31, 2023, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Under this program for our Marketplace business, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable) and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of June 30, 2024, Marketplace risk adjustment payables amounted to $348 million and related receivables amounted to $363 million, for a net receivable of $15 million. As of December 31, 2023, Marketplace risk adjustment payables amounted to $201 million and related receivables amounted to $241 million, for a net receivable of $40 million.
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
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 10

Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions, except net income per share)
Numerator:
Net income	$301	$309	$602	$630
Denominator:
Shares outstanding at the beginning of the period	58.1	57.7	57.8	57.4
Weighted-average number of shares issued:
Stock-based compensation	—	—	0.2	0.2
Denominator for basic net income per share	58.1	57.7	58.0	57.6
Effect of dilutive securities: (1)
Stock-based compensation	0.1	0.2	0.3	0.4
Denominator for diluted net income per share	58.2	57.9	58.3	58.0

Net income per share - Basic (2)	$5.18	$5.37	$10.38	$10.95
Net income per share - Diluted (2)	$5.17	$5.35	$10.33	$10.87

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive. For the three and six months ended June 30, 2024, 208,000 shares and 140,000 shares, respectively, were excluded from diluted shares outstanding.
(2)    Source data for calculations in thousands.

4. Business Combinations
Bright Health Medicare. On January 1, 2024, we closed on our acquisition of Bright Health Medicare for $441 million in cash, consistent with our strategy to grow in our existing markets. For this transaction, we applied the acquisition method of accounting, where the total purchase price was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition date. We expect to complete the final determination of the purchase price allocation as soon as practicable, but no later than one year following the acquisition’s closing date in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations. Acquisition costs amounted to $3 million in the aggregate for the period ended June 30, 2024, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of income.
The acquisition-date fair value of the consideration transferred consisted of the following, in millions:

Fair value of consideration transferred:
Cash	$341
Contingent consideration	86
Total	$427

The contingent consideration arrangement allows the seller to earn up to $100 million for the satisfaction of certain conditions within the stock purchase agreement by the fourth quarter of 2024. The fair value of the contingent
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 11

consideration arrangement at the acquisition date was $86 million. This fair value measurement is based on inputs not observable in the market and thus represents a Level 3 measurement. We estimated the fair value using a probability-weighted scenario approach focused on existing and expected membership. On the acquisition date, we placed the $100 million into a third-party escrow and recorded a receivable of $14 million in relation to the fair value measurement. As of June 30, 2024, the fair value of the contingent consideration arrangement increased to $98 million due to certain of the conditions being met. The net change in fair value is reported in “Other” operating expenses in our consolidated statements of income, and we reduced our receivable to $2 million.
The valuation of the assets acquired and liabilities assumed has not yet been finalized. Further, the finalization of purchase price adjustments as provided in the stock purchase agreement is expected to occur in the second half of 2024. As a result, provisional estimates have been recorded and are subject to change, primarily for accounts that include the use of estimates, such as medical claims and benefits payable, receivables, amounts due government agencies, certain acquired intangible assets, and certain tax assets and liabilities.
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

Assets acquired:
Current assets	$341
Goodwill	364
Intangible assets	141
Other long-term assets	45
Liabilities assumed:
Medical claims and benefits payable	(421)
Amounts due government agencies	(22)
Accounts payable, accrued and other long-term liabilities	(21)
Fair value of net assets acquired	$427
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
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 12

Our financial instruments measured at fair value on a recurring basis at June 30, 2024, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,801	$—	$2,801	$—
Mortgage-backed securities	924	—	924	—
Asset-backed securities	383	—	383	—
Municipal securities	186	—	186	—
U.S. Treasury notes	9	—	9	—
Other	44	—	44	—
Total assets	$4,347	$—	$4,347	$—
Our financial instruments measured at fair value on a recurring basis at December 31, 2023, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,732	$—	$2,732	$—
Mortgage-backed securities	911	—	911	—
Asset-backed securities	365	—	365	—
Municipal securities	166	—	166	—
U.S. Treasury notes	40	—	40	—
Other	45	—	45	—
Total assets	$4,259	$—	$4,259	$—

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$794	$752	$794	$757
3.875% Notes due 2030	644	576	644	583
3.875% Notes due 2032	743	647	742	654
Total	$2,181	$1,975	$2,180	$1,994

Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 13

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	June 30, 2024
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,852	$6	$57	$2,801
Mortgage-backed securities	967	2	45	924
Asset-backed securities	392	1	10	383
Municipal securities	193	—	7	186
U.S. Treasury notes	9	—	—	9
Other	46	—	2	44
Total	$4,459	$9	$121	$4,347

	December 31, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,781	$16	$65	$2,732
Mortgage-backed securities	951	4	44	911
Asset-backed securities	376	1	12	365
Municipal securities	172	—	6	166
U.S. Treasury notes	40	—	—	40
Other	47	—	2	45
Total	$4,367	$21	$129	$4,259

The contractual maturities of our current investments as of June 30, 2024 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$666	$657
Due after one year through five years	2,273	2,225
Due after five years through ten years	452	446
Due after ten years	1,068	1,019
Total	$4,459	$4,347

In the six months ended June 30, 2024, and 2023, maturities and redemptions of available-for-sale securities amounted to $471 million and $292 million, respectively, and sales amounted to $35 million and $254 million, respectively. Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains were insignificant for the six months ended June 30, 2024 and 2023. Gross realized investment losses amounted to $3 million and $10 million in the six months ended June 30, 2024 and 2023, respectively, and were reclassified into earnings from other comprehensive income on a net-of-tax basis.
We have determined that unrealized losses at June 30, 2024, and December 31, 2023, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience realized losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 14

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of June 30, 2024:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$648	$5	421	$1,524	$52	725
Mortgage-backed securities	144	2	117	516	43	314
Asset-backed securities	—	—	—	220	10	104
Municipal securities	—	—	—	113	7	108
Other	—	—	—	22	2	21
Total	$792	$7	538	$2,395	$114	1,272
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
We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $268 million at June 30, 2024, of which $184 million will mature in one year or less, $78 million will mature in one through five years, and $6 million will mature after five years.

Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 15

7. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	June 30, 2024	December 31, 2023

	(In millions)
Claims incurred but not paid (“IBNP”)	$3,233	$2,901
Pharmacy payable	232	202
Capitation payable	158	100
Other	954	1,001
Total	$4,577	$4,204

“Other” medical claims and benefits payable mainly includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $284 million and $481 million as of June 30, 2024, and December 31, 2023, respectively.
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

	Six Months Ended June 30, 2024
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,444	$532	$228	$4,204
Components of medical care costs related to:
Current year	13,870	2,555	876	17,301
Prior years	(458)	(52)	(9)	(519)
Total medical care costs	13,412	2,503	867	16,782
Payments for medical care costs related to:
Current year	10,931	1,877	621	13,429
Prior years	2,237	728	196	3,161
Total paid	13,168	2,605	817	16,590
Acquired balances, net of post-acquisition adjustments	—	421	—	421
Change in non-risk and other payables	(177)	(63)	—	(240)
Medical claims and benefits payable, ending balance	$3,511	$788	$278	$4,577

Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 16

	Six Months Ended June 30, 2023
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,815	$452	$261	$3,528
Components of medical care costs related to:
Current year	11,585	1,857	738	14,180
Prior years	(241)	(6)	(24)	(271)
Total medical care costs	11,344	1,851	714	13,909
Payments for medical care costs related to:
Current year	9,184	1,430	552	11,166
Prior years	2,041	406	203	2,650
Total paid	11,225	1,836	755	13,816
Acquired balances, net of post-acquisition adjustments	—	—	—	—
Change in non-risk and other provider payables	58	(2)	—	56
Medical claims and benefits payable, ending balance	$2,992	$465	$220	$3,677

Our estimates of medical claims and benefits payable recorded at December 31, 2023, and 2022 developed favorably by approximately $519 million and $271 million as of June 30, 2024, and 2023, respectively.
The favorable prior year development recognized in the six months ended June 30, 2024 was primarily due to lower than expected utilization of medical services by our members and improved operating performance, mainly in the Medicaid segment. Consequently, the ultimate costs recognized in 2024, as claims payments were processed, were lower than our estimates in 2023.

8. Debt
The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	June 30, 2024	December 31, 2023

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
Deferred debt issuance costs	(19)	(20)
Total	$2,181	$2,180

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
The Credit Agreement contains customary non-financial and financial covenants. As of June 30, 2024, we were in compliance with all financial and non-financial covenants under the Credit Agreement. As of June 30, 2024, no amounts were outstanding under the Credit Facility.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 17

Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of the parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. In addition, each of the indentures governing the senior notes contain customary non-financial covenants and change of control provisions. As of June 30, 2024, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We have $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of June 30, 2024, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We have $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of June 30, 2024, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We have $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of June 30, 2024, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

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
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Total revenue:
Medicaid	$7,760	$6,728	$15,633	$13,306
Medicare	1,459	1,055	2,916	2,111
Marketplace	641	524	1,222	1,021
Other	20	20	40	38
Consolidated	$9,880	$8,327	$19,811	$16,476

Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 18

The following table reconciles margin by segment to consolidated income before income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Margin:
Medicaid	$683	$756	$1,458	$1,490
Medicare	217	113	380	239
Marketplace	178	135	330	289
Other	2	3	4	5
Total margin	1,080	1,007	2,172	2,023
Add: other operating revenues (1)	414	265	821	511
Less: other operating expenses (2)	(1,060)	(829)	(2,133)	(1,636)
Operating income	434	443	860	898
Less: interest expense	28	27	55	55
Income before income tax expense	$406	$416	$805	$843

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
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. (“Anthem”) brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. On September 9, 2022, the Kentucky Court of Appeals ruled that, with regard to the earlier Circuit Court ruling granting Anthem relief, the Circuit Court should not have invalidated the 2020 procurement and thus should not have awarded a contract to Anthem. Anthem sought discretionary review by the Kentucky Supreme Court (“KSC”) of the ruling by the Court of Appeals. On March 14, 2024, the KSC entered an Order affirming the Kentucky Court of Appeals and thus allows our Kentucky health plan to retain its Medicaid contract. On April 3, 2024, Anthem filed a motion for reconsideration of the KSC Order, and the KSC has yet to rule. Pending further KSC or Franklin Circuit Court Orders, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract.
Puerto Rico. On August 13, 2021, Molina Healthcare of Puerto Rico, Inc. (“MHPR”) filed a complaint with the Commonwealth of Puerto Rico, Court of First Instance, San Juan (State Court) asserting breach of contract against Puerto Rico Health Insurance Administration (“ASES”). On September 13, 2021, ASES filed a counterclaim and a
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 19

third-party complaint against MHPR and the Company. The parties expect to finalize a settlement in fiscal year 2024 which is not material to the Company’s business, financial condition, cash flows, or results of operations.
Texas Qui Tam Litigation. On May 7, 2013, a relator filed under seal a qui tam action in Texas state court against Molina Healthcare, Inc. and Molina Healthcare of Texas, Inc., asserting claims under the Texas Medicaid Fraud Prevention Act (“TMFPA”) on behalf of the State of Texas. As required by the TMFPA, the original petition was filed in camera and under seal, and without Molina’s awareness, to permit the State to decide whether to intervene. In 2019, the State declined to intervene. In June 2019, as a result of the State’s election to decline intervention, the trial court unsealed the original petition, at which time Molina became aware of the lawsuit. The relator’s third amended petition was filed on January 19, 2024. The petition alleges that, during the periods in question some ten years ago, Molina failed to assess STAR+PLUS members for personal attendant services, failed to provide those members with contractually required health care benefits, and misrepresented to the State Molina’s capacity to perform the assessments and the status of the assessments. Based on these allegations, the relator contends that Molina is liable to the State under the TMFPA for statutorily defined civil remedies, disgorgement of previous capitation payments, and interest. Molina denies the relator’s allegations as well as any liability in the lawsuit, and intends to defend against the relator’s allegations vigorously. The parties are currently engaged in settlement discussions. Molina does not believe this matter will have a material effect on our business, financial condition, cash flows, or results of operations.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 20

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
•our ability to integrate, and realize benefits from acquisitions, including the completed acquisitions of My Choice Wisconsin, and Brand New Day/Central Health Plan of California and the announced acquisition of ConnectiCare;
•subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including retroactive Medicaid rate adjustments in a state or changes to estimated amounts payable or receivable related to Marketplace risk adjustment;
•effective management of our medical costs;
•our ability to predict with a reasonable degree of accuracy utilization rates;
•cyber-attacks, ransomware attacks, or other privacy or data security incidents involving either ourselves or our contracted vendors, such as Change Healthcare or CrowdStrike, that result in an inadvertent unauthorized disclosure of protected information or operational delays, and the extent to which our working in a remote work environment heightens our exposure to these risks;
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
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 21

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
•the unexpected loss of the leadership of one or more of our senior executives; and
•increasing competition and consolidation in the Medicaid or general healthcare sector.
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
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 22

This Form 10-Q and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our 2023 Annual Report on Form 10-K.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 23

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.6 million members as of June 30, 2024, located across 21 states.
SECOND QUARTER 2024 HIGHLIGHTS
We reported net income of $301 million, or $5.17 per diluted share, for the second quarter of 2024, which reflected the following:
•Membership of 5.6 million at June 30, 2024 increased 403,000, or 8%, compared with June 30, 2023, across all segments, primarily due to the new Medicaid contract wins, acquisitions, and growth in our current footprint, partially offset by the impact of Medicaid redeterminations;
•Premium revenue of $9.4 billion, which increased 17% compared with the second quarter of 2023 due to the increased membership in all segments mentioned above;
•Consolidated medical care ratio (“MCR”) of 88.6%, compared with 87.5% for the second quarter of 2023;
•Investment income of $115 million, which increased 19% compared with the second quarter of 2023, and continues to bolster our operating income results;
•General and administrative expense (“G&A”) ratio of 7.0%, compared with 7.4% for the second quarter of 2023, reflecting operating discipline and the continued benefit of fixed cost leverage as we grow our business; and
•After-tax margin of 3.0%, which was in line with our expectations.

Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 24

CONSOLIDATED FINANCIAL SUMMARY
The following table summarizes our consolidated results of operations and other financial information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions, except per-share amounts)
Premium revenue	$9,446	$8,042	$18,950	$15,927
Less: medical care costs	8,368	7,038	16,782	13,909
Medical margin	1,078	1,004	2,168	2,018
MCR (1)	88.6%	87.5%	88.6%	87.3%

Other revenues:
Premium tax revenue	298	169	595	341
Investment income	115	97	223	168
Other revenue	21	19	43	40

General and administrative expenses	691	618	1,402	1,209
G&A ratio (2)	7.0%	7.4%	7.1%	7.3%

Premium tax expenses	298	169	595	341
Depreciation and amortization	46	42	91	86
Other	43	17	81	33
Operating income	434	443	860	898
Interest expense	28	27	55	55
Income before income tax expense	406	416	805	843
Income tax expense	105	107	203	213
Net income	$301	$309	$602	$630

Net income per share – Diluted	$5.17	$5.35	$10.33	$10.87

Diluted weighted average shares outstanding	58.2	57.9	58.3	58.0

Other Key Statistics
Ending Membership	5.6	5.2	5.6	5.2
Effective income tax rate	25.8%	25.5%	25.2%	25.2%
After-tax margin (3)	3.0%	3.7%	3.0%	3.8%
________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the second quarter of 2024 amounted to $301 million, or $5.17 per diluted share, compared with $309 million, or $5.35 per diluted share, in the second quarter of 2023. Net income in the six months ended June 30, 2024 amounted to $602 million, or $10.33 per diluted share, compared with $630 million, or $10.87 per diluted share, in the six months ended June 30, 2023. The decrease in net income for both periods is due to decrease in operating income from the higher MCRs related to new contracts, recent acquisitions and organic growth, partially offset by improvement in the G&A expense ratio and increase in investment income.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 25

PREMIUM REVENUE
Premium revenue increased $1.4 billion, or 17%, in the second quarter of 2024, when compared with the second quarter of 2023, and increased $3.0 billion, or 19%, in the six months ended June 30, 2024, when compared with the six months ended June 30, 2023. The higher premium revenue reflects the impact of a balanced combination of the new Medicaid contract wins, acquisitions, and growth in our current footprint, partially offset by the impact of Medicaid redeterminations. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
MEDICAL CARE RATIO
The consolidated MCR in the second quarter of 2024 increased to 88.6%, compared with 87.5% in the second quarter of 2023, or 110 basis points. The consolidated MCR in the six months ended June 30, 2024 increased to 88.6%, compared with 87.3% MCR for the six months ended June 30, 2023, or 130 basis points. The increase in both periods reflects changes in member mix due to growth across all segments, due to the expected higher initial MCRs related to new contracts, recent acquisitions and organic growth, and modest medical cost pressure, partially offset by minimum MLRs and medical cost corridors and continued disciplined medical cost management. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
The prior year reserve development in the six months ended June 30, 2024 was favorable, but its impact on earnings has been mostly absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 3.1% and 2.0% for the second quarter of 2024 and 2023, respectively, and 3.0% and 2.1% for the six months ended June 30, 2024 and 2023, respectively. The current year ratio increases were mainly due to the reinstatement of the California managed care organization tax by the state’s Department of Health Care Services in the fourth quarter of 2023 and changes in business mix.
INVESTMENT INCOME
Investment income increased to $115 million in the second quarter of 2024, compared with $97 million in the second quarter of 2023, and increased to $223 million in the six months ended June 30, 2024, compared with $168 million in the six months ended June 30, 2023. The increase in both periods was primarily driven by higher average yields on the investment portfolio.
OTHER REVENUE
Other revenue increased slightly to $21 million in the second quarter of 2024, compared with $19 million in the second quarter of 2023, and increased to $43 million in the six months ended June 30, 2024, compared with $40 million in the six months ended June 30, 2023. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio was 7.0% in the second quarter of 2024, compared with 7.4% in the second quarter of 2023. The G&A expense ratio was 7.1% in the six months ended June 30, 2024, compared with 7.3% in the six months ended June 30, 2023. G&A expenses in the six months ended June 30, 2024 reflect operating discipline and the continued benefit of fixed cost leverage as we grow our business, partially offset by new business implementation costs associated with the Nebraska and California Medicaid contracts wins that started in January 2024.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $46 million in the second quarter of 2024, compared with $42 million in the second quarter of 2023, and was $91 million in the six months ended June 30, 2024, compared with $86 million in the six months ended June 30, 2023. The increase in both periods is due to the closing of the My Choice Wisconsin and Bright Health Medicare acquisitions.
OTHER OPERATING EXPENSES
Other operating expenses increased to $43 million in the second quarter of 2024, compared with $17 million in the second quarter of 2023, and increased to $81 million in the six months ended June 30, 2024, compared with $33 million in the six months ended June 30, 2023. The increases in both periods reflect non-recurring costs associated with acquisitions, and costs for litigation dating back to 2013. Other operating expenses also include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 26

INTEREST EXPENSE
Interest expense was $28 million and $27 million in the second quarter of 2024 and 2023, respectively, and $55 million for both the six months ended June 30, 2024 and 2023.
INCOME TAXES
Income tax expense amounted to $105 million in the second quarter of 2024, or 25.8% of pretax income, compared with income tax expense of $107 million, or 25.5% of pretax income, in the second quarter of 2023. Income tax expense amounted to $203 million in the six months ended June 30, 2024, or 25.2% of pretax income, compared with income tax expense of $213 million, or 25.2% of pretax income, in the six months ended June 30, 2023. The difference in the effective tax rate during the quarters is primarily due to state income taxes.

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
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we estimate we added approximately one million new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The Consolidated Appropriations Act of 2023 authorized states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, during the third quarter of 2023, all states in which we operate had begun disenrolling members. In the second quarter of 2024, we estimate we lost approximately 100,000 members due to the net effect of redeterminations. This was on track with our expectations and brings the total count of members lost through redeterminations to 650,000. Given the high number of procedural terminations and increasing interventions by CMS and various states, we expect reconnects will likely continue, including 50,000 in the second half of 2024. Although the medical cost profile of members who have been disenrolled is more favorable than the Medicaid segment average, when combined with the beneficial impact of corridor offsets and rates in several states, our Medicaid MCR for the six months ended June 30, 2024 was in line with our expectations. Based on the experience to date, we expect that we will ultimately retain approximately 40% of the membership gained since March 31, 2020.
OTHER RECENT DEVELOPMENTS
RFPs and Acquisitions
Connecticut Acquisition—Marketplace and Medicare. On July 23, 2024, we announced a definitive agreement to acquire ConnectiCare Holding Company, Inc. (“ConnectiCare”), a wholly owned subsidiary of EmblemHealth, Inc. ConnectiCare is a leading health plan in the state of Connecticut serving approximately 140,000 members across Marketplace, Medicare, and certain commercial products as of June 30, 2024. The purchase price for the transaction is approximately $350 million, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close in the first half of 2025.
Florida Procurement—Medicaid. In July 2024, we were notified that the Florida Agency for Healthcare Administration awarded a Medicaid managed care contract to Molina Healthcare of Florida. The contract term is expected to commence on January 1, 2025, and to run through December 31, 2030. We expect to serve approximately 90,000 Medicaid beneficiaries in Miami-Dade and Monroe Counties.
New Mexico Procurement—Medicaid. Our new contract with the New Mexico Health Care Authority commenced on July 1, 2024 and will run through December 31, 2026. The new contract added approximately 33,000 members.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 27

Wisconsin Procurement—Medicaid. In May 2024, we were notified that the Wisconsin Department of Health Services intends to make an award for the purchase of services under the Family Care and Family Care Partnership program in its Geographic Service Region 5 to Molina Healthcare of Wisconsin. The go-live date is expected to be January 1, 2025, and the contract is expected to have a duration of two years, with an option for three two-year extensions.
Michigan Procurement—Medicaid. In April 2024, we announced that the Michigan Department of Health and Human Services intends to award a Comprehensive Health Care Program contract to Molina Healthcare of Michigan. We were awarded the contract in six service regions. The go-live date for the new Medicaid contract is expected to be October 1, 2024. The new contract is expected to have a duration of five years, with an option for three one-year extensions.
Texas Procurement—Medicaid. In the first quarter of 2024, we were notified of the Texas Health and Human Services Commission’s intent to award us a contract for TANF and CHIP (known in Texas as the STAR & CHIP programs, and both existing contracts for Molina), expanding our footprint and expecting to grow our market share. The start of operations for the new contract is expected to begin in the third quarter of 2025.
Mississippi Procurement—Medicaid. In the second quarter of 2024, the Mississippi Division of Medicaid extended the existing contracts for the state fiscal year that began on July 1, 2024. We now expect the new four-year contract, which will cover both TANF & ABD and CHIP, to commence on July 1, 2025.
Virginia Procurement—Medicaid. In the first quarter of 2024, the Virginia Department of Medical Assistance Services (“DMAS”) issued a notice of intent to award which did not include Molina Healthcare of Virginia as an awardee for its Cardinal Care Managed Care (“CCMC”) procurement. We exercised our right to protest that decision. On April 19, 2024, DMAS upheld its notice of intent to award in response to our protest. On April 26, 2024, Molina filed a legal action in Virginia Circuit Court over DMAS’s decision not to award Molina a CCMC contract. In addition, DMAS separately notified us that they were exercising the contractual extension option for the period from July 1, 2024 through June 30, 2025. Despite the extension, subject to a 90-day advance notice obligation, DMAS retains its right to terminate the contract for convenience in order to transition members to the new CCMC contracts.
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
Nebraska Procurement—Medicaid. Our new contract with the Nebraska Department of Health and Human Services commenced on January 1, 2024, which added approximately 112,000 members.
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

Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 28

REPORTABLE SEGMENTS
As of June 30, 2024, we served approximately 5.6 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	June 30,	December 31,	June 30,
	2024	2023	2023
Medicaid	4,942,000	4,542,000	4,741,000
Medicare	251,000	172,000	166,000
Marketplace	386,000	281,000	269,000
Total	5,579,000	4,995,000	5,176,000

SEGMENT FINANCIAL PERFORMANCE
The following tables summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2024			2023
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$7,378	$683	90.8%	$6,485	$756	88.3%
Medicare	1,441	217	84.9	1,044	113	89.2
Marketplace	627	178	71.6	513	135	73.7
Total	$9,446	$1,078	88.6%	$8,042	$1,004	87.5%

Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 29

	Six Months Ended June 30,
	2024			2023
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$14,870	$1,458	90.2%	$12,834	$1,490	88.4%
Medicare	2,883	380	86.8	2,090	239	88.6
Marketplace	1,197	330	72.4	1,003	289	71.2
Total	$18,950	$2,168	88.6%	$15,927	$2,018	87.3%

Medicaid
Medicaid premium revenue increased $893 million, or 14%, in the second quarter of 2024, when compared with the second quarter of 2023. Medicaid premium revenue increased $2.0 billion, or 16%, in the six months ended June 30, 2024, when compared with the six months ended June 30, 2023. The higher premium revenue reflects new contract wins, including the Iowa contract that commenced in July 2023, and the Nebraska and California expansion that commenced on January 1, 2024, and the My Choice acquisition that closed in the third quarter of 2023. These increases were partially offset by the impact of Medicaid redeterminations.
The medical margin in our Medicaid program decreased $73 million, or 10%, in the second quarter of 2024 when compared with the second quarter of 2023, and decreased $32 million, or 2%, in the six months ended June 30, 2024 when compared with the six months ended June 30, 2023. The decrease in both periods was driven by an increase in the MCR, as discussed below, partially offset by increased premium revenues and margin associated with the membership growth discussed above.
The Medicaid MCR increased 250 basis points to 90.8% in the second quarter of 2024, from 88.3% in the second quarter of 2023, and increased 180 basis points to 90.2% in the six months ended June 30, 2024, from 88.4% in the six months ended June 30, 2023. The increase for both periods was mainly attributable to the expected higher initial MCR associated with the start of new contracts and the recent acquisition, and the acuity impact from Medicaid redetermination. Additionally, the MCR increase in the second quarter of 2024 includes a 70 basis point impact from a one-time retroactive premium adjustment in California related to the prior year. The increases in both periods were partially offset by minimum MLR and medical cost corridors, and medical cost management. Excluding the one-time, prior year premium adjustment, new contracts and the recent acquisition, our legacy Medicaid MCR in 2024 is moderately above our long-term target range.
Medicare
Medicare premium revenue increased $397 million, or 38%, in the second quarter of 2024 compared to the second quarter of 2023, and increased $793 million, or 38%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increases were primarily due to the Bright Health Medicare acquisition that closed on January 1, 2024, the impact of MAPD and D-SNP membership expansion and organic membership growth in existing states, and increased premiums that are more commensurate with the acuity of our population.
The medical margin for Medicare increased $104 million in the second quarter of 2024, and increased $141 million in the six months ended June 30, 2024, when compared to the same periods in 2023. The increase in both periods was mainly due to the year-over-year growth in membership and premium revenues combined with the decrease in MCR discussed below.
The Medicare MCR decreased to 84.9% in the second quarter of 2024, from 89.2% in the second quarter of 2023, or 430 basis points. The Medicare MCR decreased to 86.8% in the six months ended June 30, 2024, compared to 88.6% in the six months ended June 30, 2023, or 180 basis points. The decreases in each period were primarily driven by higher risk adjustment premiums that are more commensurate with the acuity of our membership, pricing and benefit design changes implemented in 2024 and operational improvements. The Medicare MCR for the six months ended June 30, 2024 is slightly below our long-term target range.
Marketplace
Marketplace premium revenue increased $114 million in the second quarter of 2024 compared to the second quarter of 2023, and increased $194 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, mainly driven by an increase in membership. Our Marketplace membership as of June 30, 2024, amounted to 386,000 members, representing an increase of 117,000 members compared to June 30, 2023, which is in line with our product and pricing strategy to achieve growth, while maintaining target margins in this segment.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 30

The Marketplace medical margin increased $43 million in the second quarter of 2024 when compared with the second quarter of 2023, and increased $41 million in the six months ended June 30, 2024 when compared with the six months ended June 30, 2023. The change is primarily due to the increase in premiums and margin associated with membership growth and the impact of MCR changes discussed below.
The Marketplace MCR decreased to 71.6% in the second quarter of 2024, compared to 73.7% in the second quarter of 2023, or 210 basis points, and increased to 72.4% in the six months ended June 30, 2024, compared to 71.2% in the six months ended June 30, 2023, or 120 basis points. The changes in both periods reflect our product and pricing strategy to achieve growth, changes in membership mix discussed above, continued operational improvements, and risk adjustment premiums that are more commensurate with the acuity of our membership. The Marketplace MCR for the six months ended June 30, 2024 is in line with our full year expectations and consistent with seasonality patterns. Silver metal tier products incur less MCR seasonality than bronze metal tier products due to lower deductibles.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for the three and six months ended June 30, 2024 and 2023.

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
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries that we believe are appropriate. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the second quarter and the six months ended June 30, 2024, the parent company received $175 million and $285 million, respectively, in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. In the second quarter and six months ended June 30, 2024, the parent company contributed capital in the aggregate amount of $46 million and $275 million, respectively, to our regulated health plan subsidiaries to satisfy statutory capital and surplus requirements and to fund growth in California health plans acquired in the Bright Health Medicare acquisition and our Iowa and Nebraska health plans. Our parent company normally meets its liquidity requirements from administrative services fees earned under administrative services agreements; dividends received from our regulated subsidiaries; federal tax payments collected from the regulated subsidiaries; proceeds received from the issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 31

Cash, cash equivalents and investments at the parent company amounted to $235 million and $742 million as of June 30, 2024, and December 31, 2023, respectively. The decrease as of June 30, 2024, was primarily due to funding our Bright Health Medicare acquisition for $441 million, and capital contributions to regulated health plan subsidiaries, partially offset by the timing of corporate payments, and dividends received from regulated health plan subsidiaries.
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
The overall rating of our portfolio is AA-. Our investment policy has directives in conjunction with state guidelines to minimize risks and exposures in volatile markets. Additionally, our portfolio managers assist us in navigating the current volatility in the capital markets.
Our restricted investments are invested principally in cash, cash equivalents, U.S. Treasury securities, and corporate debt securities; we have the ability to hold such restricted investments until maturity. All of our unrestricted investments are classified as current assets.
Cash Flow Activities
Our cash flows are summarized as follows:

	Six Months Ended June 30,
	2024	2023	Change

	(In millions)
Net cash (used in) provided by operating activities	$(5)	$1,403	$(1,408)
Net cash used in investing activities	(435)	(439)	4
Net cash used in financing activities	(50)	(55)	5
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(490)	$909	$(1,399)

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
Net cash used in operations for the six months ended June 30, 2024 was $5 million, compared with $1,403 million provided by operations in the six months ended June 30, 2023. The $1,408 million decrease in cash flow was impacted mainly by timing differences in government receivables and payables, including Medicare and Medicaid premium prepayments benefiting the 2023 period and increased risk corridor settlement activity in 2024, and the timing benefit of income tax payments in 2023.
Investing Activities
Net cash used in investing activities was $435 million in the six months ended June 30, 2024, compared with $439 million used in the six months ended June 30, 2023, an increase in cash flow of $4 million. This change in cash flow was primarily due to a $295 million net cash outflow related to the Bright Health Medicare acquisition, offset by the net activity of proceeds and purchases of investments, which were net purchases of $88 million in the six months ended June 30, 2024 and net purchases of $378 million in the six months ended June 30, 2023.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 32

Financing Activities
Net cash used in financing activities was $50 million in the six months ended June 30, 2024, compared with $55 million used in the six months ended June 30, 2023, an increase in cash flow of $5 million. In the six months ended June 30, 2024 and 2023, financing cash outflows included $56 million and $59 million, respectively, for common stock withheld to settle employee tax obligations.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at June 30, 2024, our working capital was $4.5 billion, compared with $4.4 billion at December 31, 2023. At June 30, 2024, our cash and investments amounted to $9.0 billion, compared with $9.4 billion at December 31, 2023. A significant portion of our portfolio is held in cash and cash equivalents and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale were $112 million at June 30, 2024 and $108 million at December 31, 2023. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
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
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.5 billion at June 30, 2024 and $2.3 billion at December 31, 2023. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of June 30, 2024, was approximately $340 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of June 30, 2024, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.
Debt Ratings
Each of our senior notes is rated “BB” by Standard & Poor’s, and “Ba2” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants
The Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios are computed as defined by the terms of the Credit Agreement.
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of June 30, 2024, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 33

FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries’ generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Regulatory Developments. Excluding acquisitions and our exit from Puerto Rico, we estimate we added approximately one million new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The Consolidated Appropriations Act of 2023 authorized states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, during the third quarter of 2023, all states in which we operate had begun disenrolling members. In the second quarter of 2024, we estimate we lost approximately 100,000 members due to the net effect of redeterminations. This was on track with our expectations and brings the total count of members lost through redeterminations to 650,000. Given the high number of procedural terminations and increasing interventions by CMS and various states, we expect reconnects will likely continue, including 50,000 in the second half of 2024. Although the medical cost profile of members who have been disenrolled is more favorable than the Medicaid segment average, when combined with the beneficial impact of corridor offsets and rates in several states, our Medicaid MCR for the six months ended June 30, 2024 was in line with our expectations. Based on the experience to date, we expect that we will ultimately retain approximately 40% of the membership gained since March 31, 2020.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes.
Credit Agreement Borrowing Capacity. We are party to a credit agreement (the “Credit Agreement”) which provides for a revolving credit facility (“Credit Facility”) of $1 billion, a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $500 million, plus an unlimited amount of such term loans as long as we maintain a minimum consolidated net leverage ratio. As of June 30, 2024, we had available borrowing capacity of $1 billion under Credit Agreement. The lending commitments under the Credit Agreement terminate on June 8, 2025. We expect to enter into a new credit agreement, which may include an expansion of our borrowing capacity under the agreement. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In September 2023, our board of directors authorized the purchase of up to $750 million of our common stock. This new program supersedes the stock purchase program previously approved by our board of directors in November 2022 and extends through December 31, 2024. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. As of June 30, 2024, $750 million remained available to purchase our common stock under this program through December 31, 2024.
Acquisitions. Connecticut Acquisition—Marketplace and Medicare. On July 23, 2024, we announced a definitive agreement to acquire ConnectiCare Holding Company, Inc. (“ConnectiCare”), a wholly owned subsidiary of EmblemHealth, Inc. ConnectiCare is a leading health plan in the state of Connecticut serving approximately 140,000 members across Marketplace, Medicare, and certain commercial products as of June 30, 2024. The purchase price for the transaction is approximately $350 million, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close in the first half of 2025.
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
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 34

There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2024.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates based on assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical costs, claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the six months ended June 30, 2024 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.
•Premium Revenue Recognition and Amounts Due Government Agencies: Risk Adjustment. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Business Combinations, and Goodwill and intangible assets, net. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 4, “Business Combinations.” Other than the discussion as noted above, in the six months ended June 30, 2024, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2024, the fair value of our fixed income investments would decrease by approximately $108 million. Declines in interest rates over time will reduce our investment income.
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

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 35

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the second quarter of 2024, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	1,200	$404.20	—	$750,000,000
May 1 - May 31	—	$—	—	$750,000,000
June 1 - June 30	—	$—	—	$750,000,000
Total	1,200	$404.20	—

_______________________
(1)During the second quarter of 2024, we withheld approximately 1,200 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to our 2023 Annual Report on Form 10-K, Note 13, “Stockholders' Equity.”

OTHER INFORMATION
(a)    None.
(b)    None.
(c)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended June 30, 2024.

Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 36

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

Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	July 25, 2024	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 25, 2024	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. June 30, 2024 Form 10-Q | 38