Form 10-Q
period 2024-09-30
MOLINA HEALTHCARE, INC.
filed 2024-10-24
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 18, 2024, was approximately 57.2 million.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$9,694	$8,240	$28,644	$24,167
Premium tax revenue	508	176	1,103	517
Investment income	118	112	341	280
Other revenue	20	20	63	60
Total revenue	10,340	8,548	30,151	25,024
Operating expenses:
Medical care costs	8,643	7,306	25,425	21,215
General and administrative expenses	676	608	2,078	1,817
Premium tax expenses	508	176	1,103	517
Depreciation and amortization	47	42	138	128
Other	(1)	57	80	90
Total operating expenses	9,873	8,189	28,824	23,767
Operating income	467	359	1,327	1,257
Interest expense	29	27	84	82
Income before income tax expense	438	332	1,243	1,175
Income tax expense	112	87	315	300
Net income	$326	$245	$928	$875

Net income per share - Basic	$5.67	$4.24	$16.05	$15.18
Net income per share - Diluted	$5.65	$4.21	$15.97	$15.08

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions) (Unaudited)
Net income	$326	$245	$928	$875
Other comprehensive gain (loss):
Unrealized investment gain (loss)	100	(24)	96	(7)
Less: effect of income taxes	24	(5)	23	(2)
Other comprehensive gain (loss), net of tax	76	(19)	73	(5)
Comprehensive income	$402	$226	$1,001	$870

See accompanying notes.
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,732	$4,848
Investments	4,482	4,259
Receivables	3,259	3,104
Prepaid expenses and other current assets	408	331
Total current assets	12,881	12,542
Property, equipment, and capitalized software, net	306	270
Goodwill, and intangible assets, net	1,923	1,449
Restricted investments	289	261
Deferred income taxes, net	227	227
Other assets	132	143
Total assets	$15,758	$14,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,732	$4,204
Amounts due government agencies	2,026	2,294
Accounts payable, accrued liabilities and other	1,215	1,252
Deferred revenue	364	418
Total current liabilities	8,337	8,168
Long-term debt	2,332	2,180
Finance lease liabilities	197	205
Other long-term liabilities	122	124
Total liabilities	10,988	10,677
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 57 million shares at September 30, 2024 and 58 million at December 31, 2023	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	453	410
Accumulated other comprehensive loss	(9)	(82)
Retained earnings	4,326	3,887
Total stockholders’ equity	4,770	4,215
Total liabilities and stockholders’ equity	$15,758	$14,892

See accompanying notes.
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2023	58	$—	$410	$(82)	$3,887	$4,215
Net income	—	—	—	—	301	301
Other comprehensive loss, net	—	—	—	(3)	—	(3)
Share-based compensation	1	—	(20)	—	—	(20)
Balance at March 31, 2024	59	—	390	(85)	4,188	4,493
Net income	—	—	—	—	301	301
Share-based compensation	—	—	49	—	—	49
Balance at June 30, 2024	59	—	439	(85)	4,489	4,843
Net income	—	—	—	—	326	326
Common stock purchases	(2)	—	(11)	—	(489)	(500)
Stock purchase excise tax	—	—	(3)	—	—	(3)
Other comprehensive income, net	—	—	—	76	—	76
Share-based compensation	—	—	28	—	—	28
Balance at September 30, 2024	57	$—	$453	$(9)	$4,326	$4,770

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2022	58	$—	$328	$(160)	$2,796	$2,964
Net income	—	—	—	—	321	321
Other comprehensive income, net	—	—	—	35	—	35
Share-based compensation	—	—	(32)	—	—	(32)
Balance at March 31, 2023	58	—	296	(125)	3,117	3,288
Net income	—	—	—	—	309	309
Other comprehensive loss, net	—	—	—	(21)	—	(21)
Share-based compensation	—	—	45	—	—	45
Balance at June 30, 2023	58	—	341	(146)	3,426	3,621
Net income	—	—	—	—	245	245
Other comprehensive loss, net	—	—	—	(19)	—	(19)
Share-based compensation	—	—	32	—	—	32
Balance at September 30, 2023	58	$—	$373	$(165)	$3,671	$3,879

See accompanying notes.
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023

	(In millions) (Unaudited)
Operating activities:
Net income	$928	$875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	128
Deferred income taxes	14	(33)
Share-based compensation	98	88
Other, net	8	3
Changes in operating assets and liabilities:
Receivables	(31)	(132)
Prepaid expenses and other current assets	(6)	(69)
Medical claims and benefits payable	65	611
Amounts due government agencies	(289)	377
Accounts payable, accrued liabilities and other	(33)	(137)
Deferred revenue	(53)	332
Income taxes	29	309
Net cash provided by operating activities	868	2,352
Investing activities:
Purchases of investments	(989)	(1,295)
Proceeds from sales and maturities of investments	871	670
Net cash paid in business combinations	(344)	(3)
Purchases of property, equipment and capitalized software	(89)	(89)
Other, net	68	(2)
Net cash used in investing activities	(483)	(719)
Financing activities:
Common stock purchases	(500)	—
Proceeds from borrowings under credit facility	300	—
Repayment of credit facility	(150)	—
Common stock withheld to settle employee tax obligations	(57)	(60)
Other, net	(7)	(1)
Net cash used in financing activities	(414)	(61)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(29)	1,572
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,908	4,048
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,879	$5,620

Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

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
As of September 30, 2024, we served approximately 5.6 million members eligible for government-sponsored healthcare programs, located across 21 states.
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
Recent Developments
Michigan Procurement—Medicare. In October 2024, we were awarded a contract to provide benefits to the state’s Highly Integrated Dual Eligible (“HIDE”) Special Needs population in six service regions. This award facilitates the transition of our existing Medicaid-Medicare Plan (“MMP”) members to a HIDE product and ensures a new dual-eligibles growth opportunity by expanding our footprint from two regions to six, including Detroit. The new contract, which is expected to commence on January 1, 2026 in select regions, will be implemented statewide in 2027 and is expected to continue for seven years.
Massachusetts Procurement—Medicare. In September 2024, we were selected to proceed to contract negotiations to operate both One Care and Senior Care Options plans for 2026. This selection is expected to allow us to operate the One Care 21-64 program, and to retain our position in the Senior Care Options program. The programs provide physical, behavioral, long-term services and supports, and other community services to dual-eligibles. The new contract is expected to commence on January 1, 2026.
Connecticut Acquisition—Marketplace and Medicare. On July 23, 2024, we announced a definitive agreement to acquire ConnectiCare Holding Company, Inc. (“ConnectiCare”), a wholly owned subsidiary of EmblemHealth, Inc. ConnectiCare is a leading health plan in the state of Connecticut serving members across Marketplace, Medicare, and certain commercial products. The purchase price for the transaction is approximately $350 million, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close in the first quarter of 2025.
Florida Procurement—Medicaid. In July 2024, we were notified that the Florida Agency for Healthcare Administration awarded a Medicaid managed care contract to Molina Healthcare of Florida. The contract term is expected to commence on February 1, 2025, and to run through December 31, 2030. We expect to serve approximately 90,000 Medicaid beneficiaries in Miami-Dade and Monroe Counties.
New Mexico Procurement—Medicaid. Our new contract with the New Mexico Health Care Authority commenced on July 1, 2024 and will run through December 31, 2026. The new contract added approximately 33,000 members.
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 7

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
Michigan Procurement—Medicaid. In April 2024, we announced that the Michigan Department of Health and Human Services intends to award a Comprehensive Health Care Program contract to Molina Healthcare of Michigan. We were awarded the contract in six service regions. The new Medicaid contract commenced on October 1, 2024. The new contract is expected to have a duration of five years, with an option for three one-year extensions.
Mississippi Procurement—Medicaid. In the second quarter of 2024, the Mississippi Division of Medicaid extended the existing contracts for the state fiscal year that began on July 1, 2024. We now expect the new four-year contract, which will cover both TANF & ABD and CHIP, to commence on July 1, 2025.
Texas Procurement—Medicaid. In the first quarter of 2024, we were notified of the Texas Health and Human Services Commission’s intent to award us a contract for Temporary Assistance for Needy Families (“TANF”) and Children’s Health Insurance Program (“CHIP”) (known in Texas as the STAR & CHIP programs, and both existing contracts for Molina), expanding our footprint and expecting to grow our market share. The expected start of operations and other final contract terms are still pending. The new STAR+PLUS contract began on September 1, 2024 and grew our market share.
Virginia Procurement—Medicaid. In the first quarter of 2024, the Virginia Department of Medical Assistance Services (“DMAS”) issued a notice of intent to award which did not include Molina Healthcare of Virginia as an awardee for its Cardinal Care Managed Care (“CCMC”) procurement. We exercised our right to protest that decision. On April 19, 2024, DMAS upheld its notice of intent to award in response to our protest. On April 26, 2024, Molina filed a legal action in Virginia Circuit Court over DMAS’s decision not to award Molina a CCMC contract. In addition, DMAS separately notified us that they were exercising the contractual extension option for the period from July 1, 2024 through June 30, 2025. The noticed CCMC awards are subject to a statutory stay pending the resolution of Molina’s legal action.
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
Nebraska Procurement—Medicaid. Our new contract with the Nebraska Department of Health and Human Services commenced on January 1, 2024, which added approximately 114,000 members.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results for the entire year ending December 31, 2024.
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

Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 8

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

	September 30,
	2024	2023

	(In millions)
Cash and cash equivalents	$4,732	$5,565
Restricted cash and cash equivalents	147	55
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,879	$5,620

Receivables
Receivables consist primarily of premium amounts due from government agencies, which are subject to potential retroactive adjustments. We apply the current expected credit loss model to measure expected credit losses on our receivables based on available information about past events and reasonable and supportable forecasts. Because substantially all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.

	September 30, 2024	December 31, 2023

	(In millions)
Government receivables	$2,210	$2,354
Pharmacy rebate receivables	335	330
Other	714	420
Total receivables	$3,259	$3,104

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
Minimum MLR, Medical Cost Corridors and Profit Sharing. A portion of our Medicaid premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. This includes remaining risk corridors that were enacted by various states in 2020 in response to the reduced demand for medical services stemming from COVID-19. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. We recorded aggregate liabilities under the terms of such contract provisions of $1,176 million and $1,344 million at September 30, 2024 and December 31, 2023, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 9

The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. Our dual-eligible plans may also be subject to state-specific Minimum MLRs, medical cost corridors, and profit-sharing provisions. We recognize estimated rebates as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $40 million and $64 million at September 30, 2024 and December 31, 2023, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The ACA established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program discussed below is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. The amounts were insignificant at September 30, 2024 and December 31, 2023.
Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. We also estimate amounts owed to CMS for Part D settlements. We recorded a liability under the terms of such contract provisions of $82 million and $66 million at September 30, 2024 and December 31, 2023, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Under this program for our Marketplace business, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable) and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of September 30, 2024, Marketplace risk adjustment payables amounted to $207 million and related receivables amounted to $282 million, for a net receivable of $75 million. As of December 31, 2023, Marketplace risk adjustment payables amounted to $201 million and related receivables amounted to $241 million, for a net receivable of $40 million. Marketplace risk adjustment receivables at December 31, 2023 are net of a $41 million credit loss allowance resulting from a credit loss recognized in the third quarter of 2023 on 2022 Marketplace risk adjustment receivables due to the insolvency of an issuer in the Texas risk pool.
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
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 10

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

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions, except net income per share)
Numerator:
Net income	$326	$245	$928	$875
Denominator:
Shares outstanding at the beginning of the period	58.1	57.8	57.8	57.4
Weighted-average number of shares issued:
Stock-based compensation	—	—	0.2	0.3
Stock purchases	(0.5)	—	(0.2)	—
Denominator for basic net income per share	57.6	57.8	57.8	57.7
Effect of dilutive securities: (1)
Stock-based compensation	0.1	0.3	0.3	0.4
Denominator for diluted net income per share	57.7	58.1	58.1	58.1

Net income per share - Basic (2)	$5.67	$4.24	$16.05	$15.18
Net income per share - Diluted (2)	$5.65	$4.21	$15.97	$15.08

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive. For the three and nine months ended September 30, 2024, 196,000 shares and 102,000 shares, respectively, were excluded from diluted shares outstanding.
(2)    Source data for calculations in thousands.

4. Business Combinations
Bright Health Medicare. On January 1, 2024, we closed on our acquisition of Bright Health Medicare for $441 million in cash, consistent with our strategy to grow in our existing markets. For this transaction, we applied the acquisition method of accounting, where the total purchase price was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition date. We expect to complete the final determination of the purchase price allocation as soon as practicable, but no later than one year following the acquisition’s closing date in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations. Acquisition costs amounted to $3 million in the aggregate for the
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 11

nine months ended September 30, 2024, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of income.
The acquisition-date fair value of the consideration transferred consisted of the following, in millions:

Fair value of consideration transferred:
Cash	$341
Contingent consideration	86
Total	$427

The contingent consideration arrangement allows the seller to earn up to $100 million for the satisfaction of certain conditions within the stock purchase agreement by the fourth quarter of 2024. The fair value of the contingent consideration arrangement at the acquisition date was $86 million. This fair value measurement is based on inputs not observable in the market and thus represents a Level 3 measurement. We estimated the fair value using a probability-weighted scenario approach focused on existing and expected membership. On the acquisition date, we placed the $100 million into a third-party escrow and recorded a receivable of $14 million in relation to the fair value measurement. As of September 30, 2024, the fair value of the contingent consideration arrangement increased to $100 million due to the conditions being met. The net change in fair value is reported in “Other” operating expenses in our consolidated statements of income.
The valuation of the assets acquired and liabilities assumed has not yet been finalized. Further, the finalization of purchase price adjustments as provided in the stock purchase agreement is expected to occur in the fourth quarter of 2024. As a result, provisional estimates have been recorded and are subject to change, primarily for accounts that include the use of estimates, such as medical claims and benefits payable, receivables, amounts due government agencies, certain acquired intangible assets, and certain tax assets and liabilities.
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

Assets acquired:
Current assets	$341
Goodwill	395
Intangible assets	141
Other long-term assets	57
Liabilities assumed:
Medical claims and benefits payable	(463)
Amounts due government agencies	(21)
Accounts payable, accrued and other long-term liabilities	(23)
Fair value of net assets acquired	$427
The table below presents intangible assets acquired, by major class, for the Bright Health Medicare acquisition. The weighted-average amortization period, in the aggregate, is 11.1 years.

	Fair Value	Life

	(In millions)	(Years)
Contract rights - member list	$104	10
Trade name	32	15
Provider network	5	10
	$141

Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 12

My Choice. On September 1, 2023, we closed on our acquisition of My Choice Wisconsin for preliminary purchase consideration of approximately $74 million. In August 2024, we paid purchase consideration of $49 million as a result of final purchase price adjustments as provided in the asset purchase agreement. In the nine months ended September 30, 2024, we recorded various measurement period adjustments that were insignificant. These measurement period adjustments and purchase price adjustments have been finalized as of September 30, 2024.

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
Our financial instruments measured at fair value on a recurring basis at September 30, 2024, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,848	$—	$2,848	$—
Mortgage-backed securities	945	—	945	—
Asset-backed securities	438	—	438	—
Municipal securities	195	—	195	—
U.S. Treasury notes	5	—	5	—
Other	51	—	51	—
Total assets	$4,482	$—	$4,482	$—
Our financial instruments measured at fair value on a recurring basis at December 31, 2023, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,732	$—	$2,732	$—
Mortgage-backed securities	911	—	911	—
Asset-backed securities	365	—	365	—
Municipal securities	166	—	166	—
U.S. Treasury notes	40	—	40	—
Other	45	—	45	—
Total assets	$4,259	$—	$4,259	$—

Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 13

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$795	$778	$794	$757
3.875% Notes due 2030	644	604	644	583
3.875% Notes due 2032	743	685	742	654
Credit Facility	150	150	—	—
Total	$2,332	$2,217	$2,180	$1,994

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	September 30, 2024
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,837	$37	$26	$2,848
Mortgage-backed securities	963	11	29	945
Asset-backed securities	441	3	6	438
Municipal securities	197	2	4	195
U.S. Treasury notes	5	—	—	5
Other	51	1	1	51
Total	$4,494	$54	$66	$4,482

	December 31, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,781	$16	$65	$2,732
Mortgage-backed securities	951	4	44	911
Asset-backed securities	376	1	12	365
Municipal securities	172	—	6	166
U.S. Treasury notes	40	—	—	40
Other	47	—	2	45
Total	$4,367	$21	$129	$4,259

Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 14

The contractual maturities of our current investments as of September 30, 2024 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$581	$577
Due after one year through five years	2,295	2,297
Due after five years through ten years	509	519
Due after ten years	1,109	1,089
Total	$4,494	$4,482

In the nine months ended September 30, 2024, and 2023, maturities and redemptions of available-for-sale securities amounted to $786 million and $410 million, respectively, and sales amounted to $85 million and $260 million, respectively. Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains amounted to $2 million for the nine months ended September 30, 2024 and were insignificant for the nine months ended September 30, 2023. Gross realized investment losses amounted to $3 million and $10 million in the nine months ended September 30, 2024 and 2023, respectively, and were reclassified into earnings from other comprehensive income on a net-of-tax basis.
We have determined that unrealized losses at September 30, 2024, and December 31, 2023, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Therefore, we determined that an allowance for credit losses was not necessary. So long as we maintain the intent and ability to hold these securities to maturity, we are unlikely to experience realized losses. In the event that we dispose of these securities before maturity, we expect that realized losses, if any, will be insignificant.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of September 30, 2024:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$—	$—	—	$1,057	$26	506
Mortgage-backed securities	—	—	—	444	29	256
Asset-backed securities	—	—	—	157	6	77
Municipal securities	—	—	—	102	4	97
Other	—	—	—	16	1	16
Total	$—	$—	—	$1,776	$66	952
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 15

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
We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $289 million at September 30, 2024, of which $207 million will mature in one year or less, $77 million will mature in one through five years, and $5 million will mature after five years.

7. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated:

	September 30, 2024	December 31, 2023

	(In millions)
Claims incurred but not paid (“IBNP”)	$3,065	$2,901
Pharmacy payable	249	202
Capitation payable	173	100
Other	1,245	1,001
Total	$4,732	$4,204

“Other” medical claims and benefits payable mainly includes amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies without assuming financial risk. Such receipts and payments do not impact our consolidated statements of income. Non-risk provider payables amounted to $493 million and $481 million as of September 30, 2024, and December 31, 2023, respectively.
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
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 16

	Nine Months Ended September 30, 2024
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,444	$532	$228	$4,204
Components of medical care costs related to:
Current year	20,903	3,798	1,349	26,050
Prior years	(553)	(70)	(2)	(625)
Total medical care costs	20,350	3,728	1,347	25,425
Payments for medical care costs related to:
Current year	17,813	3,237	1,122	22,172
Prior years	2,256	742	217	3,215
Total paid	20,069	3,979	1,339	25,387
Acquired balances, net of post-acquisition adjustments	—	463	—	463
Change in non-risk and other payables	27	—	—	27
Medical claims and benefits payable, ending balance	$3,752	$744	$236	$4,732

	Nine Months Ended September 30, 2023
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,815	$452	$261	$3,528
Components of medical care costs related to:
Current year	17,630	2,811	1,132	21,573
Prior years	(327)	(6)	(25)	(358)
Total medical care costs	17,303	2,805	1,107	21,215
Payments for medical care costs related to:
Current year	14,961	2,340	927	18,228
Prior years	2,074	424	209	2,707
Total paid	17,035	2,764	1,136	20,935
Acquired balances, net of post-acquisition adjustments	83	13	—	96
Change in non-risk and other provider payables	335	(4)	—	331
Medical claims and benefits payable, ending balance	$3,501	$502	$232	$4,235

Our estimates of medical claims and benefits payable recorded at December 31, 2023, and 2022 developed favorably by approximately $625 million and $358 million as of September 30, 2024, and 2023, respectively.
The favorable prior year development recognized in the nine months ended September 30, 2024 was primarily attributable to reserving under moderately adverse conditions, lower than expected utilization of medical services by our members and improved operating performance, mainly in the Medicaid segment. Consequently, the ultimate costs recognized in 2024, as claims payments were processed, were lower than our estimates in 2023.

Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 17

8. Debt
The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	September 30, 2024	December 31, 2023

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
Credit Facility	150	—
Deferred debt issuance costs	(18)	(20)
Total	$2,332	$2,180

Credit Agreement
On September 20, 2024, we entered into a Second Amendment to our credit agreement (the “Amended Credit Agreement”) which includes an increase in available commitments under the revolving credit facility (“Credit Facility”) to $1.25 billion, among other provisions. The Amended Credit Agreement has a term of five years, and all amounts outstanding will be due and payable on September 20, 2029. Borrowings under the Amended Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case, the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, we are required to pay a quarterly commitment fee. We have other relationships, including financial advisory and banking, with some parties to the Amended Credit Agreement.
The Amended Credit Agreement contains customary non-financial and financial covenants. As of September 30, 2024, we were in compliance with all financial and non-financial covenants under the Amended Credit Agreement. As of September 30, 2024, $150 million was outstanding under the Credit Facility.
Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of the parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. In addition, each of the indentures governing the senior notes contain customary non-financial covenants and change of control provisions. As of September 30, 2024, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We have $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of September 30, 2024, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We have $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of September 30, 2024, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We have $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of September 30, 2024, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.

Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 18

9. Stockholders' Equity
In September 2023, our board of directors authorized the purchase of up to $750 million, in the aggregate, of our common stock. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 1,465,000 shares for $500 million in the third quarter of 2024 (average cost of $341.25 per share). We have accrued a stock repurchase excise tax of $3 million related to the share repurchase program as of September 30, 2024 located in “Accounts payable, accrued liabilities and other” and “Additional paid-in capital” in the accompanying consolidated balance sheets.
In October 2024, our board of directors authorized the purchase of up to $1 billion of our common stock. This new program extends through December 31, 2025 and supersedes the stock purchase program previously approved by our board of directors in September 2023. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and repurchases generally will be made in accordance with the volume, price, and timing parameters under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. No shares have been repurchased under this program.

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
The following table presents total revenue by segment. Inter-segment revenue was insignificant for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Total revenue:
Medicaid	$8,263	$6,976	$23,896	$20,282
Medicare	1,385	1,046	4,301	3,157
Marketplace	672	507	1,894	1,528
Other	20	19	60	57
Consolidated	$10,340	$8,548	$30,151	$25,024

Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 19

The following table reconciles margin by segment to consolidated income before income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Margin:
Medicaid	$730	$752	$2,188	$2,242
Medicare	142	78	522	317
Marketplace	179	104	509	393
Other	1	2	5	7
Total margin	1,052	936	3,224	2,959
Add: other operating revenues (1)	626	289	1,447	800
Less: other operating expenses (2)	(1,211)	(866)	(3,344)	(2,502)
Operating income	467	359	1,327	1,257
Less: interest expense	29	27	84	82
Income before income tax expense	$438	$332	$1,243	$1,175

______________________
(1)Other operating revenues include premium tax revenue, investment income, and certain other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, and certain other operating expenses.
11. Commitments and Contingencies
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
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. (“Anthem”) brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. On September 9, 2022, the Kentucky Court of Appeals ruled that, with regard to the earlier Circuit Court ruling granting Anthem relief, the Circuit Court should not have invalidated the 2020 procurement and thus should not have awarded a contract to Anthem. Anthem sought discretionary review by the Kentucky Supreme Court (“KSC”) of the ruling by the Court of Appeals. On March 14, 2024, the KSC entered an Order affirming the Kentucky Court of Appeals. On April 3, 2024, Anthem filed a motion for reconsideration of the KSC Order, and the KSC has yet to rule. On September 9, 2024, Humana filed a motion in the Franklin Circuit Court to dissolve the injunction that retained Anthem as an additional awardee, and the Franklin Circuit Court has not yet ruled on the motion. Pending further KSC or Franklin Circuit Court orders, our Kentucky health plan will continue to operate for the foreseeable future under its current Medicaid contract.
Puerto Rico. In August 2021, Molina Healthcare of Puerto Rico, Inc. (“MHPR”) filed a complaint with the Commonwealth of Puerto Rico, Court of First Instance, San Juan (State Court) asserting breach of contract against
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 20

Puerto Rico Health Insurance Administration (“ASES”). In September 2021, ASES filed a counterclaim and a third-party complaint against MHPR and the Company. In October 2024, the parties finalized a settlement of all outstanding claims, the terms of which are not a material impact on the Company’s business, financial condition, cash flows, or results of operations.
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
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 21

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
Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our 2023 Annual Report on Form 10-K, including without limitation risks related to the following matters:

•the continuing impact of Medicaid redeterminations, including the health acuity levels of our continuing members, and the actuarially sound adjustment of rates with regard to the members we retain;
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
•our ability to integrate, and realize benefits from acquisitions, including the completed acquisitions of My Choice Wisconsin, and Bright Health Medicare, and the timely closing of the announced acquisition of ConnectiCare;
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
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 22

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
•the transition of Medicare-Medicaid pilot programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas serving those dually eligible for both Medicare and Medicaid, the increasing integration of Medicare and Medicaid programmatic and compliance requirements, and the extension or incorporation of federal Medicare requirements developed by CMS into state-administered Medicaid programs;
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
•the failure to comply with the financial or other covenants in the credit agreement governing our revolving credit facility or the indentures governing our outstanding senior notes;
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
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 23

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.6 million members as of September 30, 2024, located across 21 states.
THIRD QUARTER 2024 HIGHLIGHTS
We reported net income of $326 million, or $5.65 per diluted share, for the third quarter of 2024, which reflected the following:
•Membership of 5.6 million at September 30, 2024 increased 392,000, or 8%, compared with September 30, 2023, across all segments, primarily due to the new Medicaid contract wins, acquisitions, and growth in our current footprint, partially offset by the impact of Medicaid redeterminations;
•Premium revenue of $9.7 billion, which increased 18% compared with the third quarter of 2023 due to the increased membership in all segments mentioned above;
•Consolidated medical care ratio (“MCR”) of 89.2% compared with 88.7% for the third quarter of 2023, and was higher than expected as we experienced medical cost pressure in our Medicaid and Medicare segments;
•Investment income of $118 million, which increased 5% compared with the third quarter of 2023, and continues to bolster our operating income results;
•General and administrative expense (“G&A”) ratio of 6.5%, compared with 7.1% for the third quarter of 2023, reflecting operating discipline and the continued benefit of fixed cost leverage as we grow our business; and
•After-tax margin of 3.2%, which was in line with our expectations.

Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 24

CONSOLIDATED FINANCIAL SUMMARY
The following table summarizes our consolidated results of operations and other financial information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions, except per-share amounts)
Premium revenue	$9,694	$8,240	$28,644	$24,167
Less: medical care costs	8,643	7,306	25,425	21,215
Medical margin	1,051	934	3,219	2,952
MCR (1)	89.2%	88.7%	88.8%	87.8%

Other revenues:
Premium tax revenue	508	176	1,103	517
Investment income	118	112	341	280
Other revenue	20	20	63	60

General and administrative expenses	676	608	2,078	1,817
G&A ratio (2)	6.5%	7.1%	6.9%	7.3%

Premium tax expenses	508	176	1,103	517
Depreciation and amortization	47	42	138	128
Other	(1)	57	80	90
Operating income	467	359	1,327	1,257
Interest expense	29	27	84	82
Income before income tax expense	438	332	1,243	1,175
Income tax expense	112	87	315	300
Net income	$326	$245	$928	$875

Net income per share – Diluted	$5.65	$4.21	$15.97	$15.08

Diluted weighted average shares outstanding	57.7	58.1	58.1	58.1

Other Key Statistics
Ending Membership	5.6	5.2	5.6	5.2
Effective income tax rate	25.7%	26.3%	25.3%	25.5%
After-tax margin (3)	3.2%	2.9%	3.1%	3.5%
________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the third quarter of 2024 amounted to $326 million, or $5.65 per diluted share, compared with $245 million, or $4.21 per diluted share, in the third quarter of 2023. Net income in the nine months ended September 30, 2024 amounted to $928 million, or $15.97 per diluted share, compared with $875 million, or $15.08 per diluted share, in the nine months ended September 30, 2023. The increase in net income for both periods is driven by the impact of increased premiums and medical margin stemming from our membership growth, improved G&A expense ratio, and increased investment income, partially offset by an increase in the consolidated MCR. In addition, the
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 25

three and nine months ended September 30, 2023 results reflect a $41 million credit loss on 2022 Marketplace risk adjustment receivables.
PREMIUM REVENUE
Premium revenue increased $1.5 billion, or 18%, in the third quarter of 2024, when compared with the third quarter of 2023, and increased $4.5 billion, or 19%, in the nine months ended September 30, 2024, when compared with the nine months ended September 30, 2023. The higher premium revenue reflects the impact of a balanced combination of the new Medicaid contract wins, acquisitions, and growth in our current footprint, partially offset by the impact of Medicaid redeterminations. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
MEDICAL CARE RATIO
The consolidated MCR in the third quarter of 2024 increased to 89.2%, compared with 88.7% in the third quarter of 2023, or 50 basis points, and was higher than expected as we experienced medical cost pressure in our Medicaid and Medicare segments. The consolidated MCR in the nine months ended September 30, 2024 increased to 88.8%, compared with 87.8% MCR for the nine months ended September 30, 2023, or 100 basis points, and was slightly above our long-term range. The year-over-year increase in both periods is driven mainly by our Medicaid segment, reflecting the higher than expected medical cost pressure in our legacy portfolio, and higher initial MCRs related to new contracts, expansion and the MyChoice acquisition, partially offset by minimum MLRs and medical cost corridors, continued disciplined medical cost management and year-over-year improvement in our Medicaid and Marketplace segments. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
The prior year reserve development in the nine months ended September 30, 2024 was favorable, but its impact on earnings has been mostly absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 5.0% and 2.1% for the third quarter of 2024 and 2023, respectively, and 3.7% and 2.1% for the nine months ended September 30, 2024 and 2023, respectively. The current year ratio increases were mainly due to the reinstatement of the California managed care organization tax by the state’s Department of Health Care Services in the fourth quarter of 2023 and changes in business mix.
INVESTMENT INCOME
Investment income increased to $118 million in the third quarter of 2024, compared with $112 million in the third quarter of 2023, and increased to $341 million in the nine months ended September 30, 2024, compared with $280 million in the nine months ended September 30, 2023. The increase in both periods was primarily driven by higher average yields on the investment portfolio.
OTHER REVENUE
Other revenue was consistent at $20 million in the third quarter of 2024 and 2023, and totaled $63 million in the nine months ended September 30, 2024, compared with $60 million in the nine months ended September 30, 2023. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio was 6.5% in the third quarter of 2024, compared with 7.1% in the third quarter of 2023. The G&A expense ratio was 6.9% in the nine months ended September 30, 2024, compared with 7.3% in the nine months ended September 30, 2023. G&A expenses in the nine months ended September 30, 2024 reflect operating discipline, including labor cost management, one-time credits related to certain vendor contracts, and the continued benefit of fixed cost leverage as we grow our business, partially offset by new business implementation costs associated with the Nebraska and California Medicaid contracts wins that started in January 2024 and the New Mexico Medicaid contract that started on July 1, 2024.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $47 million in the third quarter of 2024, compared with $42 million in the third quarter of 2023, and was $138 million in the nine months ended September 30, 2024, compared with $128 million in the nine months ended September 30, 2023. The increase in both periods is due to the closing of the My Choice Wisconsin and Bright Health Medicare acquisitions.
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 26

OTHER OPERATING EXPENSES
Other operating expenses decreased by $58 million in the third quarter of 2024, compared with the third quarter of 2023, and decreased by $10 million in the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023. The decrease in both periods is primarily due to the $41 million credit loss on 2022 Marketplace risk adjustment receivables recorded in the third quarter of 2023. This was partially offset by increases in non-recurring costs associated with acquisitions, and costs for litigation dating back to 2013. Other operating expenses also include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense was $29 million and $27 million in the third quarter of 2024 and 2023, respectively, and $84 million and $82 million for the nine months ended September 30, 2024 and 2023, respectively. The increase is due to borrowings under the Credit Facility occurring in the third quarter of 2024.
INCOME TAXES
Income tax expense amounted to $112 million in the third quarter of 2024, or 25.7% of pretax income, compared with income tax expense of $87 million, or 26.3% of pretax income, in the third quarter of 2023. Income tax expense amounted to $315 million in the nine months ended September 30, 2024, or 25.3% of pretax income, compared with income tax expense of $300 million, or 25.5% of pretax income, in the nine months ended September 30, 2023. The difference in the effective tax rate is due to a decrease in nondeductible expenses, net of an increase in state income taxes, and differences in discrete tax benefits recognized in the respective periods.

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
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we estimate we added approximately one million new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The Consolidated Appropriations Act of 2023 authorized states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, during the third quarter of 2023, all states in which we operate had begun disenrolling members. In the third quarter of 2024, we estimate we lost approximately 50,000 members due to the net effect of redeterminations. This was on track with our expectations and brings the total count of members lost through redeterminations to 700,000, and we expect reconnects will continue, resulting in net membership additions of 50,000 in the fourth quarter of 2024. Although the medical cost profile of members who have been disenrolled is more favorable than the Medicaid segment average, when combined with the beneficial impact of corridor offsets and rates in several states, our Medicaid MCR for the nine months ended September 30, 2024 was in line with our expectations. Based on the experience to date, we expect that we will ultimately retain approximately 35% of the membership gained since March 31, 2020.
OTHER RECENT DEVELOPMENTS
RFPs and Acquisitions
Michigan Procurement—Medicare. In October 2024, we were awarded a contract to provide benefits to the state’s Highly Integrated Dual Eligible (“HIDE”) Special Needs population in six service regions. This award facilitates the transition of our existing Medicaid-Medicare Plan (“MMP”) members to a HIDE product and ensures a new dual-eligibles growth opportunity by expanding our footprint from two regions to six, including Detroit. The new contract,
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 27

which is expected to commence on January 1, 2026 in select regions, will be implemented statewide in 2027 and is expected to continue for seven years.
Massachusetts Procurement—Medicare. In September 2024, we were selected to proceed to contract negotiations to operate both One Care and Senior Care Options plans for 2026. This selection is expected to allow us to operate the One Care 21-64 program, and to retain our position in the Senior Care Options program. The programs provide physical, behavioral, long-term services and supports, and other community services to dual-eligibles. The new contract is expected to commence on January 1, 2026.
Connecticut Acquisition—Marketplace and Medicare. On July 23, 2024, we announced a definitive agreement to acquire ConnectiCare Holding Company, Inc. (“ConnectiCare”), a wholly owned subsidiary of EmblemHealth, Inc. ConnectiCare is a leading health plan in the state of Connecticut serving members across Marketplace, Medicare, and certain commercial products. The purchase price for the transaction is approximately $350 million, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close in the first quarter of 2025.
Florida Procurement—Medicaid. In July 2024, we were notified that the Florida Agency for Healthcare Administration awarded a Medicaid managed care contract to Molina Healthcare of Florida. The contract term is expected to commence on February 1, 2025, and to run through December 31, 2030. We expect to serve approximately 90,000 Medicaid beneficiaries in Miami-Dade and Monroe Counties.
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
Michigan Procurement—Medicaid. In April 2024, we announced that the Michigan Department of Health and Human Services intends to award a Comprehensive Health Care Program contract to Molina Healthcare of Michigan. We were awarded the contract in six service regions. The new Medicaid contract commenced on October 1, 2024. The new contract is expected to have a duration of five years, with an option for three one-year extensions.
Mississippi Procurement—Medicaid. In the second quarter of 2024, the Mississippi Division of Medicaid extended the existing contracts for the state fiscal year that began on July 1, 2024. We now expect the new four-year contract, which will cover both TANF & ABD and CHIP, to commence on July 1, 2025.
Texas Procurement—Medicaid. In the first quarter of 2024, we were notified of the Texas Health and Human Services Commission’s intent to award us a contract for Temporary Assistance for Needy Families (“TANF”) and Children’s Health Insurance Program (“CHIP”) (known in Texas as the STAR & CHIP programs, and both existing contracts for Molina), expanding our footprint and expecting to grow our market share. The expected start of operations and other final contract terms are still pending. The new STAR+PLUS contract began on September 1, 2024 and grew our market share.
Virginia Procurement—Medicaid. In the first quarter of 2024, the Virginia Department of Medical Assistance Services (“DMAS”) issued a notice of intent to award which did not include Molina Healthcare of Virginia as an awardee for its Cardinal Care Managed Care (“CCMC”) procurement. We exercised our right to protest that decision. On April 19, 2024, DMAS upheld its notice of intent to award in response to our protest. On April 26, 2024, Molina filed a legal action in Virginia Circuit Court over DMAS’s decision not to award Molina a CCMC contract. In addition, DMAS separately notified us that they were exercising the contractual extension option for the period from July 1, 2024 through June 30, 2025. The noticed CCMC awards are subject to a statutory stay pending the resolution of Molina’s legal action.
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
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 28

Nebraska Procurement—Medicaid. Our new contract with the Nebraska Department of Health and Human Services commenced on January 1, 2024, which added approximately 114,000 members.
Change Healthcare Cybersecurity Incident
On February 21, 2024, Change Healthcare (“CHC”), a major claims processing vendor to Molina, experienced a significant cybersecurity incident. Immediately upon becoming aware of the incident, Molina disconnected and isolated its systems from CHC, and confirmed that no Molina owned or operated systems were compromised by any pre-incident interaction or connectivity with CHC. As a result of the disconnection of our systems from CHC, Molina’s ability to receive claims submissions and process remits and payments to providers was partially and temporarily impaired. We promptly enacted our incident response and business continuity plans, which included the implementation of alternative, work-around solutions in order to resume electronic claims intake and payment to providers, and, as a result, we experienced minimal impact to our claims payment operations. To date the event has not had a material impact on the Company’s financial condition or results of operations. We have implemented enhanced vendor-related security protocols to mitigate potential risks to providers and members related to this incident.
UnitedHealth Group Incorporated, the parent company to CHC, has indicated a substantial portion of U.S. residents may have had their PHI/PII affected by the incident. CHC has notified Molina that certain members’ data has been breached. CHC is in the process of notifying the individuals impacted by this data breach.
For a discussion of additional segment trends, uncertainties and other developments, refer to our 2023 Annual Report on Form 10-K, “Item 1. Business—Our Business,” and “—Legislative and Political Environment.”

REPORTABLE SEGMENTS
As of September 30, 2024, we served approximately 5.6 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 29

SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	September 30,	December 31,	September 30,
	2024	2023	2023
Medicaid	4,941,000	4,542,000	4,757,000
Medicare	247,000	172,000	173,000
Marketplace	410,000	281,000	276,000
Total	5,598,000	4,995,000	5,206,000

SEGMENT FINANCIAL PERFORMANCE
The following tables summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2024			2023
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$7,668	$730	90.5%	$6,711	$752	88.8%
Medicare	1,367	142	89.6	1,032	78	92.4
Marketplace	659	179	73.0	497	104	78.9
Total	$9,694	$1,051	89.2%	$8,240	$934	88.7%

	Nine Months Ended September 30,
	2024			2023
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$22,538	$2,188	90.3%	$19,545	$2,242	88.5%
Medicare	4,250	522	87.7	3,122	317	89.8
Marketplace	1,856	509	72.6	1,500	393	73.8
Total	$28,644	$3,219	88.8%	$24,167	$2,952	87.8%

Medicaid
Medicaid premium revenue increased $957 million, or 14%, in the third quarter of 2024, when compared with the third quarter of 2023. Medicaid premium revenue increased $3.0 billion, or 15%, in the nine months ended September 30, 2024, when compared with the nine months ended September 30, 2023. The higher premium revenue reflects new contract wins in Iowa (commenced in July 2023), Nebraska (commenced in January 2024), and New Mexico (commenced in July 2024), expansions in California and Texas that commenced in January 2024, and September 2024, respectively, and the My Choice acquisition that closed in September 2023. These increases were partially offset by the impact of Medicaid redeterminations.
The medical margin in our Medicaid program decreased $22 million, or 3%, in the third quarter of 2024 when compared with the third quarter of 2023, and decreased $54 million, or 2%, in the nine months ended September 30, 2024 when compared with the nine months ended September 30, 2023. The decrease in both periods was driven by an increase in the MCR, as discussed below, partially offset by the impact of increased premium revenues and margin associated with the membership growth discussed above.
The Medicaid MCR increased 170 basis points to 90.5% in the third quarter of 2024, from 88.8% in the third quarter of 2023, and increased 180 basis points to 90.3% in the nine months ended September 30, 2024, from 88.5% in the nine months ended September 30, 2023. The increase for both periods was mainly attributable to higher than expected medical costs in our legacy portfolio from the continued impact of redetermination-related acuity shifts and higher utilization among our continuing population, particularly for LTSS, pharmacy, and behavioral health services. The increase is also driven by the higher initial MCR associated with the start of new contracts, the My Choice acquisition, and a short-term disparity in timing between premium rates and medical trend. Additionally, the MCR in the third quarter included a 50 basis point impact from a premium rate reduction retroactive to January 1, 2024 in our California business. For the nine months ended September 30, 2024, the MCR was impacted by 40 basis points
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 30

from retroactive premium rate reductions in our California business, including the intra-year adjustment mentioned above and the prior year adjustment recognized in the second quarter of 2024. The increases in both periods were partially offset by minimum MLR and medical cost corridors, on-cycle and off-cycle rate adjustments that went into effect in several states during the quarter, and medical cost management. Excluding new contracts and the recent acquisition, our legacy Medicaid MCR in 2024 is above our long-term target range.
Medicare
Medicare premium revenue increased $335 million, or 32%, in the third quarter of 2024 compared to the third quarter of 2023, and increased $1,128 million, or 36%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increases were primarily due to the Bright Health Medicare acquisition that closed on January 1, 2024, the impact of MAPD and D-SNP membership expansion and organic membership growth in existing states, and increased premiums that are more commensurate with the acuity of our population.
The medical margin for Medicare increased $64 million in the third quarter of 2024, and increased $205 million in the nine months ended September 30, 2024, when compared to the same periods in 2023. The increase in both periods was mainly due to the year-over-year growth in membership and premium revenues combined with the decrease in MCR discussed below.
The Medicare MCR decreased to 89.6% in the third quarter of 2024, or 280 basis points, compared to the third quarter of 2023, and decreased to 87.7% in the nine months ended September 30, 2024, or 210 basis points, compared to the nine months ended September 30, 2023. The decreases in each period were primarily driven by higher risk adjustment premiums that are more commensurate with the acuity of our membership, pricing and benefit design changes implemented in 2024 and operational improvements, partially offset by elevated LTSS and pharmacy costs and higher outpatient utilization. The Medicare MCR for the third quarter of 2024 is slightly above our long-term target range due to elevated LTSS and pharmacy costs and higher outpatient utilization.
Marketplace
Marketplace premium revenue increased $162 million in the third quarter of 2024 compared to the third quarter of 2023, and increased $356 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, mainly driven by an increase in membership. Our Marketplace membership as of September 30, 2024, amounted to 410,000 members, representing an increase of 134,000 members compared to September 30, 2023, which is in line with our product and pricing strategy to achieve growth, while maintaining target margins in this segment, and membership gained from redeterminations this year.
The Marketplace medical margin increased $75 million in the third quarter of 2024 when compared with the third quarter of 2023, and increased $116 million in the nine months ended September 30, 2024 when compared with the nine months ended September 30, 2023. The increase in each period is primarily due to the growth in premiums and margin associated with the higher membership and the impact of MCR changes discussed below.
The Marketplace MCR decreased to 73.0% in the third quarter of 2024, or 590 basis points, compared to 78.9% in the third quarter of 2023, and decreased to 72.6% in the nine months ended September 30, 2024, or 120 basis points, compared to 73.8% in the nine months ended September 30, 2023. The changes in both periods reflect our product and pricing strategy to achieve growth, changes in membership mix, risk adjustment premiums that are more commensurate with the acuity of our membership, and continued operational improvements. Silver metal tier products incur less MCR seasonality than bronze metal tier products due to lower deductibles. The Marketplace MCR for the nine months ended September 30, 2024 is performing better than our expectations.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES
LIQUIDITY
We manage our cash, investments, and capital structure to meet the short- and long-term obligations of our business while maintaining liquidity and financial flexibility. We forecast, analyze, and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 31

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
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries that we believe are appropriate. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the third quarter and the nine months ended September 30, 2024, the parent company received $385 million and $670 million, respectively, in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. In the third quarter and nine months ended September 30, 2024, the parent company contributed capital in the aggregate amount of $70 million and $345 million, respectively, to our regulated health plan subsidiaries to satisfy statutory capital and surplus requirements and to fund growth in California health plans acquired in the Bright Health Medicare acquisition and our Iowa and Nebraska health plans. Our parent company normally meets its liquidity requirements from administrative services fees earned under administrative services agreements; dividends received from our regulated subsidiaries; federal tax payments collected from the regulated subsidiaries; proceeds received from the issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Cash, cash equivalents and investments at the parent company amounted to $195 million and $742 million as of September 30, 2024, and December 31, 2023, respectively. The decrease as of September 30, 2024, was primarily due to funding our Bright Health Medicare acquisition for $441 million, the purchase of approximately 1.5 million shares of our stock for $500 million in the third quarter of 2024 and capital contributions to regulated health plan subsidiaries, partially offset by the timing of corporate payments, and dividends received from regulated health plan subsidiaries and net proceeds of $150 million from borrowings under the Credit Facility.
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
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 32

Our restricted investments are invested principally in cash, cash equivalents, U.S. Treasury securities, and corporate debt securities; we have the ability to hold such restricted investments until maturity. All of our unrestricted investments are classified as current assets.
Cash Flow Activities
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2024	2023	Change

	(In millions)
Net cash provided by operating activities	$868	$2,352	$(1,484)
Net cash used in investing activities	(483)	(719)	236
Net cash used in financing activities	(414)	(61)	(353)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(29)	$1,572	$(1,601)

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
Net cash provided by operations for the nine months ended September 30, 2024 was $868 million, compared with $2,352 million in the nine months ended September 30, 2023. The lower cash flow in 2024 mainly results from timing differences in government receivables and payables, including Medicare and Medicaid premium prepayments benefiting the 2023 period and increased risk corridor settlement activity in 2024, and the timing benefit of income tax payments in 2023.
Investing Activities
Net cash used in investing activities was $483 million in the nine months ended September 30, 2024, compared with $719 million used in the nine months ended September 30, 2023, an increase in cash flow of $236 million. This change in cash flow was primarily due to a $295 million net cash outflow related to the Bright Health Medicare acquisition in January 2024, and $49 million for final purchase consideration for My Choice Wisconsin, offset by the net activity of proceeds and purchases of investments, which were net purchases of $118 million in the nine months ended September 30, 2024 and net purchases of $625 million in the nine months ended September 30, 2023.
Financing Activities
Net cash used in financing activities was $414 million in the nine months ended September 30, 2024, compared with $61 million used in the nine months ended September 30, 2023, a decrease in cash flow of $353 million. In the nine months ended September 30, 2024, financing activity included common stock purchases of $500 million and $150 million in net borrowings under the Credit Facility. In addition, in the nine months ended September 30, 2024 and 2023, financing cash outflows included $57 million and $60 million, respectively, for common stock withheld to settle employee tax obligations.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Amended Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, at September 30, 2024, our working capital was $4.5 billion, compared with $4.4 billion at December 31, 2023. At September 30, 2024, our cash and investments amounted to $9.5 billion, compared with $9.4 billion at December 31, 2023. A significant portion of our portfolio is held in cash and cash equivalents and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale decreased to $12 million at September 30, 2024 compared to $108 million at December 31, 2023. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 33

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
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.5 billion at September 30, 2024 and $2.3 billion at December 31, 2023. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of September 30, 2024, was approximately $260 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of September 30, 2024, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.
Debt Ratings
Each of our senior notes is rated “BB” by Standard & Poor’s, and “Ba2” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants
Our Amended Credit Agreement contains customary non-financial and financial covenants, including a net leverage ratio and an interest coverage ratio. Such ratios are computed as defined by the terms of the Amended Credit Agreement.
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of September 30, 2024, we were in compliance with all financial and non-financial covenants under the Amended Credit Agreement and other long-term debt.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries’ generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Regulatory Developments. Excluding acquisitions and our exit from Puerto Rico, we estimate we added approximately one million new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. The Consolidated Appropriations Act of 2023 authorized states to resume redeterminations and terminate coverage for ineligible enrollees starting on April 1, 2023, irrespective of the status of the PHE. Consequently, during the third quarter of 2023, all states in which we operate had begun disenrolling members. In the third quarter of 2024, we estimate we lost approximately 50,000 members due to the net effect of redeterminations. This was on track with our expectations and brings the total count of members lost through redeterminations to 700,000, and we expect reconnects will continue, resulting in net membership additions of 50,000 in the fourth quarter of 2024. Although the medical cost profile of members who have been disenrolled is more favorable than the Medicaid segment average, when combined with the beneficial impact of corridor offsets and rates in several states, our Medicaid MCR for the nine months ended September 30, 2024 was in line with our expectations. Based on the experience to date, we expect that we will ultimately retain approximately 35% of the membership gained since March 31, 2020.
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 34

Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes.
Credit Agreement Borrowing Capacity. On September 20, 2024, we entered into a Second Amendment to our credit agreement (the “Amended Credit Agreement”), which, among other things, increased available commitments under our revolving credit facility (“Credit Facility”) to $1.25 billion, and extended the termination date of lending commitments to September 20, 2029. The Amended Credit Agreement also provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $800 million, plus an unlimited amount of such term loans as long as we maintain a minimum consolidated net leverage ratio. As of September 30, 2024, we had available borrowing capacity of $1.1 billion under the Amended Credit Agreement. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In October 2024, our board of directors authorized the purchase of up to $1 billion of our common stock. This new program extends through December 31, 2025 and supersedes the stock purchase program previously approved by our board of directors in September 2023. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and repurchases generally will be made in accordance with the volume, price, and timing parameters under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. No shares have been repurchased under this program.
Acquisitions. Connecticut Acquisition—Marketplace and Medicare. On July 23, 2024, we announced a definitive agreement to acquire ConnectiCare Holding Company, Inc. (“ConnectiCare”), a wholly owned subsidiary of EmblemHealth, Inc. ConnectiCare is a leading health plan in the state of Connecticut serving members across Marketplace, Medicare, and certain commercial products. The purchase price for the transaction is approximately $350 million, which we intend to fund with cash on hand. The transaction is subject to applicable federal and state regulatory approvals and the satisfaction of other customary closing conditions. We currently expect the transaction to close in the first quarter of 2025.
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
There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2024.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates based on assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical costs, claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the nine months ended September 30, 2024 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.
•Premium Revenue Recognition and Amounts Due Government Agencies: Risk Adjustment. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 35

•Business Combinations, and Goodwill and intangible assets, net. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 4, “Business Combinations.” Other than the discussion as noted above, in the nine months ended September 30, 2024, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2024, the fair value of our fixed income investments would decrease by approximately $117 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to Notes to Consolidated Financial Statements, Note 5, “Fair Value Measurements,” and Note 6, “Investments.”
Borrowings under the Amended Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case, the applicable margin. For further information, see Notes to Consolidated Financial Statements, Note 8, “Debt.”

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 36

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the third quarter of 2024, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	2,700	$292.16	—	$750,000,000
August 1 - August 31	886,500	$344.45	886,500	$444,634,000
September 1 - September 30	578,800	$336.34	578,700	$250,000,000
Total	1,468,000	$341.16	1,465,200

_______________________
(1)During the third quarter of 2024, there were approximately 1,465,200 shares repurchased as part of our publicly announced share repurchase program and we withheld approximately 2,800 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan. For further information refer to Notes to Consolidated Financial Statements, Note 9, “Stockholders' Equity.”
(2)For further information on our stock repurchase programs, refer to Notes to Consolidated Financial Statements, Note 9, “Stockholders' Equity.”

OTHER INFORMATION
(a)    None.
(b)    None.
(c)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended September 30, 2024.

Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 37

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
10.1	Performance Stock Unit Agreement, dated October 16, 2024, by and between Molina Healthcare, Inc. and Mark L. Keim	Filed as Exhibit 10.1 to registrant’s Form 8-K filed October 17, 2024
10.2	Amendment to the Employment Agreement, dated August 19, 2024, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed August 20, 2024
10.3	Performance Stock Unit Agreement, dated August 19, 2024, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.2 to registrant’s Form 8-K filed August 20, 2024
10.4*
Second Amendment to Credit Agreement, dated as of September 20, 2024, by and among Molina Healthcare, Inc., the Lenders party thereto and Truist Bank, as Administrative Agent, Issuing Bank and Swingline Lender
Filed as Exhibit 10.1 to registrant’s Form 8-K filed September 23, 2024
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
*-Certain schedules (or similar attachments) to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant agrees to furnish a copy of any omitted schedule (or similar attachment) to the Securities and Exchange Commission upon request.

Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	October 24, 2024	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 24, 2024	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. September 30, 2024 Form 10-Q | 39