Form 10-K
period 2024-12-31
MOLINA HEALTHCARE, INC.
filed 2025-02-11
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of our most recently completed second fiscal quarter, was approximately $17.2 billion (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2024).
As of February 7, 2025, approximately 55.5 million shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, to the extent described therein.

MOLINA HEALTHCARE, INC. 2024 FORM 10-K
TABLE OF CONTENTS

		Page

Part I
Item Number
1.	Business	3

1A.	Risk Factors	20

1B.	Unresolved Staff Comments	Not Applicable.

1C.	Cybersecurity	35

2.	Properties	36

3.	Legal Proceedings	36

4.	Mine Safety Disclosures	Not Applicable.

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37

6.	[Reserved]	Not Applicable.

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

7A.	Quantitative and Qualitative Disclosures About Market Risk	51

8.	Financial Statements and Supplementary Data	52

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable.

9A.	Controls and Procedures	90

9B.	Other Information	93

9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable.

Part III

10.	Directors, Executive Officers and Corporate Governance	93

11.	Executive Compensation	93

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	93

13.	Certain Relationships and Related Transactions, and Director Independence	93

14.	Principal Accountant Fees and Services	93

Part IV

15.	Exhibits and Financial Statement Schedules	94

16.	Form 10-K Summary	Not Applicable.
Signatures

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered under the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions, and all statements other than statements of historical fact contained in this Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “guidance,” “future,” “anticipates,” “believes,” “embedded,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, regulatory and political developments, business strategy, strategic transactions and commercial arrangements, membership and market growth, and our objectives for future operations. Readers are cautioned not to place undue reliance on any forward-looking statements, as the future is inherently unpredictable. Thus, forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties.
Those known risks and uncertainties include, but are not limited to, risks related to the following:
•the implementation in 2025 of Medicaid rate adjustments and updates that are not commensurate with the current medical cost trends in our states and the health acuity levels of our members;
•federal or state legislative or regulatory changes to the Medicaid, Medicare, or Marketplace programs incidental to the change in presidential administrations, including funding changes to the federal matching percentage, block grants or per capita caps, work requirements, the non-renewal of Marketplace subsidies, provider taxes, or amendments of the Affordable Care Act (“ACA”);
•budget pressures on state governments and states’ efforts to reduce rates or limit rate increases;
•evolving Marketplace dynamics including issues impacting enrollment, special enrollment periods, member choice, premium subsidies, risk adjustment estimates and results, Marketplace plan insolvencies or receiverships, and the potential for disproportionate enrollment of higher acuity members;
•the success of our efforts to retain existing or awarded government contracts, the success of our bid submissions in response to requests for proposal, and our ability to identify merger and acquisition targets to support our continued growth over time at projected levels;
•the success of the scaling up of our operations in new states in connection with request for proposal wins, and the satisfaction of all readiness review requirements under the new Medicaid contracts;
•our ability to integrate our acquisitions and realize benefits as projected;
•subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including retroactive Medicaid rate adjustments in a state or changes to estimated amounts payable or receivable related to Marketplace risk adjustment;
•effective management of our medical costs;
•our ability to predict with a reasonable degree of accuracy utilization rates;
•cyber-attacks, ransomware attacks, or other privacy or data security incidents involving either ourselves or our contracted vendors, that result in an inadvertent unauthorized disclosure of protected information or operational delays, and the extent to which our working in a remote work environment heightens our exposure to these risks;
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
•the impact of our working in a remote work environment;
•our receipt of adequate premium rates to support increasing pharmacy costs, including costs associated with specialty drugs and costs resulting from formulary changes that allow the option of higher-priced non-generic drugs;
•the interpretation, implementation, and estimates of amounts owed for federal or state medical cost expenditure floors, administrative cost and profit ceilings, premium stabilization programs, profit-sharing arrangements, and risk adjustment provisions and requirements;
Molina Healthcare, Inc. 2024 Form 10-K | 1

•the interpretation and implementation of at-risk premium rules and state contract performance requirements regarding the achievement of certain quality measures, and our ability to recognize revenue amounts associated therewith;
•the transition of Medicare-Medicaid pilot programs in California, Illinois, Michigan, Ohio, South Carolina, and Texas serving those dually eligible for both Medicare and Medicaid, the increasing integration of Medicare and Medicaid programmatic and compliance requirements, and the extension or incorporation of federal Medicare requirements developed by the Centers for Medicare and Medicaid Services (“CMS”) into state-administered Medicaid programs;
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
•the greater scale and revenues of our health plans in California, New York, Texas, and Washington, and risks related to the concentration of our business in those states;
•the failure to comply with the financial or other covenants in the credit agreement governing our revolving credit facility or the indentures governing our outstanding senior notes;
•the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, and meet our general liquidity needs;
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
•increasing competition and consolidation in the Medicaid or general healthcare sector; and
•the other risk factors identified in the section of this Form 10-K titled, “Risk Factors.”
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
Molina Healthcare, Inc. 2024 Form 10-K | 2

PART I
Item 1. BUSINESS
OVERVIEW
ABOUT MOLINA HEALTHCARE
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Molina was founded in 1980 as a provider organization serving low-income families in Southern California and reincorporated in Delaware in 2002. We served approximately 5.5 million members as of December 31, 2024, located across 21 states.
Our business footprint, as of December 31, 2024, is illustrated below.
FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2024	2023

	(In millions, except per-share amounts)
Premium Revenue	$38,627	$32,529
Total Revenue	$40,650	$34,072
Medical Care Ratio (“MCR”) (1)	89.1%	88.1%
Net Income	$1,179	$1,091
Net Income per Diluted Share	$20.42	$18.77
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
Molina Healthcare, Inc. 2024 Form 10-K | 3

SEGMENT MEMBERSHIP
The following table summarizes our membership by segment as of the dates indicated:

	As of December 31,
	2024	2023
Medicaid	4,890,000	4,542,000
Medicare	242,000	172,000
Marketplace	403,000	281,000
Total	5,535,000	4,995,000

SEGMENT PREMIUM REVENUE
The following table presents our consolidated premium revenue by segment for the periods indicated:

	Year Ended December 31,
	2024	2023

	(In millions)
Medicaid	$30,579	$26,327
Medicare	5,542	4,179
Marketplace	2,506	2,023
Total	$38,627	$32,529
MISSION
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
•Inorganic growth through accretive acquisitions;
•Reinvesting excess capital in the business or returning it to shareholders (e.g., share repurchases); and
•Strong MCR and general and administrative (“G&A”) management to drive attractive and sustainable margins.
Our strategy analyzes our changing environment to identify the largest opportunities and risks within our portfolio and the adequacy of our capabilities.
Landscape. The competition is fierce, as our markets are attractive. Public policy and demographics continue to be positive catalysts for growth. The integration of Medicaid and low-income Medicare poses an opportunity and a threat, but the Marketplace risk pool continues to stabilize. Our evolving portfolio and environment require us to focus on developing new capabilities.
Retrospective. We have successfully executed our strategic plan and have confidence that we can continue to do so. We have achieved 19% revenue growth and 12% earnings per share growth from 2019 to 2024. We have achieved an 80% new contract win rate, and a 90% re-procurement win rate for Medicaid requests for proposal (“RFPs”) during this timeframe.
The Plan. Our long-term strategy remains unchanged. Our current target is 11% to 13% revenue growth, and 13% to 15% earnings per share growth, leading us to achieve $52 to $55 billion in premium revenue by 2027. We plan to maintain our balanced approach to growth, including market share gains, new state contracts, and mergers and
Molina Healthcare, Inc. 2024 Form 10-K | 4

acquisitions. We will continue to focus on driving market share gains through improved execution of enrollment and retention. Our proven track record of RFP success makes us confident in our ability to retain current revenue and to pursue the majority of new state opportunities with a continued high win rate. We plan to continue executing on our acquisitions pipeline at attractive prices and with strong integrations.
How We Will Execute. To enable the achievement of our growth strategy, we will continue providing low-cost and high quality health care services, with a seamless member experience, evolving capabilities in value-based contracting and strong clinical operations. We will also continue maintaining a strong capital foundation, enhancing the operating model, our management processes and organizational design, harnessing the power of our second line leaders and staff, and seeking continual talent upgrades. As part of our operating enhancements, we are making appreciable investments in AI administrative tools and initiatives to create efficiencies and save costs.
KEY DEVELOPMENTS
We are pleased with the continued success of our profitable growth strategy, which included strong performance on Medicaid state procurements in 2024, and the Bright Health Medicare and ConnectiCare acquisitions that we closed on January 1, 2024, and February 1, 2025, respectively. Collectively, newly reported RFP successes and acquisitions in 2024 represent nearly $7 billion of incremental annual premium revenue, which will be partially realized in 2025, is expected to be mostly realized in 2026 and is expected to be fully realized in 2027 and 2028. More detail on recent developments and accomplishments relating to our growth strategy is presented below:
Connecticut Acquisition—Marketplace and Medicare. Effective February 1, 2025, we closed on our acquisition of ConnectiCare Holding Company, Inc. (“ConnectiCare”), a wholly owned subsidiary of EmblemHealth, Inc. ConnectiCare is a leading health plan in the state of Connecticut serving approximately 140,000 members across Marketplace, Medicare, and certain commercial products. The purchase price for the transaction was $350 million.
Idaho Procurement—Medicaid and Medicare. In December 2024, the Idaho Department of Health and Welfare announced that it intends to award a contract to our Idaho health plan to administer the state’s Dually-Eligible Medicare/Medicaid Managed Care Plan, which provides access to integrated benefits to the state’s dual eligible population. The new contract, which is expected to commence on January 1, 2026, is expected to have an initial term of four years, with a potential one-year extension.
Georgia Procurement—Medicaid. In December 2024, the Georgia Department of Administrative Services issued the Notice of Intent to Award in the Georgia Families Medicaid Managed procurement. Our Georgia health plan was the top scorer, and was noticed for award of one of the four statewide contracts. The new contract was originally scheduled to commence on July 1, 2025; however, due to ongoing procurement protests, we now anticipate implementation beginning on July 1, 2026.
Ohio Procurement—Medicare. In November 2024, our Ohio health plan was awarded a contract to provide benefits to the state’s Next Generation MyCare program. The new contract is expected to commence on January 1, 2026 in the 29 counties where MyCare Ohio is currently available, with statewide expansion of the program to follow as quickly as possible.
Michigan Procurement—Medicare. In October 2024, our Michigan health plan was awarded a contract to provide benefits for the state’s Highly Integrated Dual Eligible Special Needs Plan (“HIDE D-SNP”) in six service regions. In November 2024, the Michigan procurement office announced it was cancelling the previously-issued notice of intent to award contracts. The state simultaneously re-issued the RFP. In December 2024, we were re-awarded the contract in eleven service regions, Michigan’s entire lower peninsula. This award facilitates the transition of our existing Medicare-Medicaid Plan (“MMP”) members to a HIDE D-SNP product and ensures a new dual-eligibles growth opportunity by expanding our footprint from two regions to eleven. The new contract, which is expected to commence on January 1, 2026 in select regions, will be implemented statewide in 2027 and is expected to continue for seven years, with up to three renewal options.
Massachusetts Procurement—Medicare. In September 2024, our Massachusetts health plan was selected to proceed to contract negotiations to operate both One Care and Senior Care Options plans. This selection is expected to allow us to operate the One Care 21-64 program, and to retain our position in the Senior Care Options program. The programs provide physical, behavioral, long-term services and supports, and other community services to dual-eligibles. The new contract is expected to commence on January 1, 2026.
Florida Procurement—Medicaid. In July 2024, we were notified that the Florida Agency for Healthcare Administration awarded a Medicaid managed care contract to Molina Healthcare of Florida. The contract commenced on February 1, 2025 and will run through December 31, 2030. We expect to serve approximately 90,000 Medicaid beneficiaries in Miami-Dade County.
Molina Healthcare, Inc. 2024 Form 10-K | 5

New Mexico Procurement—Medicaid. Our new contract with the New Mexico Health Care Authority commenced on July 1, 2024 and will run through December 31, 2026, with a further expected extension. The new contract added approximately 33,000 members.
Wisconsin Procurement—Medicaid. In May 2024, the Wisconsin Department of Health Services awarded a contract to provide services under the Family Care and Family Care Partnership program in its Geographic Service Region 5 to our Wisconsin health plan. The contract commenced on January 1, 2025, and is expected to have a duration of two years, with an option for three two-year extensions. Additionally, we were re-awarded our sole contract position in the self-directed long-term services and supports personal care program.
Michigan Procurement—Medicaid. In April 2024, we announced that the Michigan Department of Health and Human Services awarded a Comprehensive Health Care Program contract to our Michigan health plan. We were awarded the contract in six service regions. The new Medicaid contract commenced on October 1, 2024. The new contract is expected to have a duration of five years, with an option for three one-year extensions.
Mississippi Procurement—Medicaid. In the second quarter of 2024, the Mississippi Division of Medicaid extended the existing contracts for the state fiscal year that began on July 1, 2024. We now expect the new four-year contract, which will cover both TANF & ABD and CHIP, to commence on July 1, 2025.
Texas Procurement—Medicaid - STAR CHIP. In the first quarter of 2024, we were notified of the Texas Health and Human Services Commission’s intent to award us a contract for Temporary Assistance for Needy Families (“TANF”) and Children’s Health Insurance Program (“CHIP”) (known in Texas as the STAR & CHIP programs, and both existing contracts for Molina), expanding our footprint and expecting to grow our market share. The expected start of operations and other final contract terms are still pending.
Virginia Procurement—Medicaid. In April of 2024, the Virginia Department of Medical Assistance Services (“DMAS”) issued a notice of intent to award which did not include our Virginia health plan as an awardee for its Cardinal Care Managed Care (“CCMC”) procurement. We exercised our right to protest that decision. On April 19, 2024, DMAS upheld its notice of intent to award in response to our protest. On April 26, 2024, Molina filed a legal action in Virginia Circuit Court over DMAS’s decision not to award Molina a CCMC contract. The state court action continues. A trial date has not been set. In addition, DMAS separately notified us that they were exercising the contractual extension option for current contract for the period from July 1, 2024 through June 30, 2025.
California Acquisition—Medicare. Effective January 1, 2024, we closed on our acquisition of 100% of the issued and outstanding capital stock of Bright Health Medicare, which added approximately 109,000 members.
California Procurement—Medicaid. Our new contract with the California Department of Health Care Services (“DHCS”) commenced on January 1, 2024, which enabled us to continue servicing Medi-Cal members in most of our existing counties and significantly expanded our footprint in Los Angeles County.
Nebraska Procurement—Medicaid. Our new contract with the Nebraska Department of Health and Human Services commenced on January 1, 2024, which added approximately 114,000 members.
Texas Procurement—Medicaid - STAR+PLUS. In the first quarter of 2023, we were notified of the Texas Health and Human Services Commission’s intent to award us a contract for Texas’ Medicaid-managed care program for adults with disabilities or who are age 65 or older (known in Texas as the STAR+PLUS program). The new STAR+PLUS contract began on September 1, 2024 and grew our market share.
CAPITAL MANAGEMENT
Continued management of our cash, investments, and capital structure is enabling us to meet the short- and long-term objectives and obligations of our business while maintaining liquidity and financial flexibility. We have continued to execute a capital plan that has produced a strong and stable balance sheet, with a simplified capital structure, which resulted in the following accomplishments in 2024:
•Our regulated health plans paid $997 million in total dividends to the parent company, representing cash in excess of their capital needs.
•Investment income increased $58 million in 2024, or 15%, due mainly to growth in invested assets.
•In November 2024, we completed the private offering of $750 million aggregate principal amount of 6.250% senior notes due 2033. We used the approximately $740 million in net proceeds from this offering for general corporate purposes, which may include repayment of indebtedness, share repurchases, funding for acquisitions, capital expenditures, additions to working capital and capital contributions to our health plan subsidiaries to meet statutory requirements in new or existing states.
Molina Healthcare, Inc. 2024 Form 10-K | 6

•In the third and fourth quarters of 2024, we completed purchases of our common stock pursuant to stock purchase programs authorized by our board of directors in September 2023 and October 2024, respectively. Under these programs, pursuant to Rule 10b5-1 trading plans, we:
◦Purchased approximately 1,465,000 shares for $500 million in the third quarter of 2024 (average cost of $341.25 per share).
◦Purchased approximately 1,666,000 shares for $500 million in the fourth quarter of 2024 (average cost of $300.04 per share).
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
The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage (“FMAP”). A state’s FMAP is calculated annually and varies inversely with average personal income in the state. The approximate average FMAP across all jurisdictions is currently 62%, and currently ranges from a federally established FMAP floor of 50% to as high as 83%. Most states have contracted with managed care plans to provide Medicaid services to beneficiaries, seeking to increase budget predictability, constrain spending, improve access to care and value, and meet other objectives.
We expect our Medicaid enrollment to increase by over 100,000 in 2025, to a total of five million members by the end of the year. In 2025, we anticipate a benefit from our recent RFP successes in Florida, New Mexico, Wisconsin, Michigan, Mississippi and Texas, as well as from organic growth.
We participate in the following Medicaid programs:
•Temporary Assistance for Needy Families (“TANF”) – This is the most common Medicaid program. It primarily covers low-income families with children.
•Medicaid Aged, Blind or Disabled (“ABD”) – ABD programs cover low-income persons with chronic physical disabilities or behavioral health impairments. ABD beneficiaries typically use more services than those served by other Medicaid programs because of their critical health issues.
•Children’s Health Insurance Program (“CHIP”) – CHIP is a joint federal and state matching program that provides healthcare coverage to children whose families earn too much to qualify for Medicaid coverage. States have the option of administering CHIP through their Medicaid programs.
•Medicaid Expansion – In states that have elected to participate, Medicaid Expansion provides eligibility to nearly all low-income individuals under age 65 with incomes at or below 138% of the federal poverty line.
•Long Term Services and Supports (“LTSS”) – LTSS programs cover a range of medical and personal care assistance that people may need – for several weeks, months, or years – when they experience difficulty completing self-care tasks as a result of aging, chronic illness, or disability. Such services include, but are not limited to, nursing facility care, adult daycare programs, home health aide services, personal care services, transportation, and supported employment as well as assistance provided by a family caregiver.
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
In addition to contract renewal, our state Medicaid contracts may be amended periodically to include or exclude certain health benefits, such as pharmacy services, behavioral health services, or long-term care services, the addition or withdrawal of populations such as the ABD; and expansion into or retraction from certain new regions or service areas.
Molina Healthcare, Inc. 2024 Form 10-K | 7

Status of Significant Contracts
Our Medicaid premium revenue constituted 79% of our consolidated premium revenue in the year ended December 31, 2024. Our Medicaid contracts with the states of California, New York, Texas, and Washington each accounted for approximately 10% or more of our consolidated Medicaid premium revenues in the year ended December 31, 2024. The current status of each of these contracts is described below.
California. The three DHCS Medi-Cal contracts and plan-to-plan subcontract for Los Angeles County commenced on January 1, 2024, which enabled us to continue serving Medi-Cal members in Los Angeles, Riverside/San Bernardino, Sacramento, and San Diego counties and significantly expanded our footprint in Los Angeles County. The expansion in Los Angeles County added 500,000 new members. Our California Medicaid contracts represented premium revenue of approximately $4,121 million, or 13%, of our consolidated Medicaid premium revenue in 2024.
New York. Our presence in New York increased substantially after completion of the Magellan Complete Care acquisition in December 2020, the Affinity Health Plan acquisition in October 2021 and the AgeWell New York acquisition in 2022. Affinity Health Plan is a Medicaid managed care organization serving members in New York City, Westchester, Orange, Nassau, Suffolk, and Rockland counties in New York. AgeWell is a specialty managed care organization that provides long-term care services at home or in the community for those who are chronically ill or disabled in The Bronx, New York City, Queens, Brooklyn, Nassau, Westchester, and Suffolk counties. Our New York Medicaid contracts represented premium revenue of approximately $3,373 million, or 11%, of our consolidated Medicaid premium revenue in 2024.
Texas. Our new contract for the Texas STAR+PLUS program commenced on September 1, 2024, retaining our entire existing footprint in each of Bexar, Dallas, El Paso, Harris, Hidalgo, Jefferson, Northeast Texas, and Tarrant service areas and grew our market share. In the first quarter of 2024, we were notified of the Texas Health and Human Services Commission’s intent to award us a contract for TANF and CHIP (known in Texas as the STAR & CHIP programs, and both existing contracts for Molina), expanding our footprint, and expecting to grow our market share. The expected start of operations and other final contract terms are still pending. Our Texas Medicaid contracts represented approximately $4,126 million, or 14%, of consolidated Medicaid premium revenue in 2024.
Washington. Our managed care contract with the Washington State Health Care Authority (“HCA”) covers all ten regions of the state’s Apple Health Integrated Managed Care program, and was effective through December 31, 2024. HCA has renewed the contract through December 31, 2025, with a further renewal expected for 2026. HCA is expected to re-procure for Medicaid with an anticipated release of an RFP no earlier than sometime in 2026, with an expected contract effective date of January 1, 2027. Our Washington Medicaid contract represented approximately $3,998 million, or 13%, of consolidated Medicaid premium revenue in 2024.
A loss of any of our significant Medicaid contracts could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Basis for Premium Rates
Under our Medicaid contracts, state government agencies pay our health plans per-member per-month (“PMPM”) rates that vary by state, line of business, demographics and, in most instances, health risk factors. CMS requires these rates to be actuarially sound. In exchange for the payment received, Molina arranges, pays for, and manages healthcare services provided to Medicaid beneficiaries. Therefore, our health plans are at risk for the medical costs associated with their members’ healthcare. Premium rates under our Medicaid contracts are subject to each state’s annual appropriation process. The premium rates paid to our health plans may vary substantially between states and among various government programs and may not be commensurate with the current medical cost trends in the states and the health acuity levels of our members. For the year ended December 31, 2024, Medicaid program PMPM premium rates ranged from $290 to $1,380.
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
Molina Healthcare, Inc. 2024 Form 10-K | 8

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
We expect our Medicare enrollment to increase by approximately 3% in 2025, to a total of 250,000 members by the end of the year, including the 39,000 members we added as a result of the ConnectiCare acquisition, effective February 1, 2025. In 2025, we are participating in Medicare in all our markets except Florida and Iowa.
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
•Highly-Integrated Dual Special Needs Plans (“HIDE”) – We contract with CMS and state Medicaid agencies to integrate care at a higher level than a typical D-SNP for dually eligible beneficiaries;
•Fully-Integrated Dual Special Needs Plans (“FIDE”) – We contract with CMS and state Medicaid agencies to fully integrate care for dually eligible beneficiaries under a single managed care plan;
•Medicare-Medicaid Plans (“MMP”) – To coordinate care and deliver services in a more financially efficient manner, some states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual-eligible individuals. Our MMPs are transitioning to other products, as described further below.
Contracts
We enter into MAPD contracts with CMS annually, and for D-SNP, HIDE, FIDE and MMP (collectively, “dual-eligible programs”), we enter into contracts with CMS, in partnership with each state’s department of health and human services. Such contracts typically have terms of one to three years.
Status of MMP Contracts
In May 2022, CMS published a Final Rule that addressed the termination of the Financial Alignment Initiative Demonstration. Under a provision within the Final Rule, states can maintain their existing MMP through a two-year extension until December 31, 2025, so long as the applicable state provided CMS with a transition plan by October 1, 2022. In the proposed rule for contract year 2025, CMS has further provided states with a process for identifying a pathway to a FIDE or HIDE D-SNP plan.
Our California MMP members were transitioned to Molina’s California EAE-SNP products early in 2023.
In November 2024, our Ohio health plan was awarded a contract to provide benefits to the state’s Next Generation MyCare program. The new contract is expected to commence on January 1, 2026 in the 29 counties where MyCare
Molina Healthcare, Inc. 2024 Form 10-K | 9

Ohio is currently available, with statewide expansion of the program following as quickly as possible.
In December 2024, our Michigan health plan was awarded a contract to provide benefits for the state’s HIDE D-SNP in eleven service regions. The new contract, which is expected to commence on January 1, 2026 in select regions, will be implemented statewide in 2027.
In South Carolina, we expect MMP members to be cross-walked to a HIDE product without an RFP process. In Texas, we expect MMP members to be cross-walked to a FIDE product without an RFP process. Illinois has issued an RFP to transition MMP members to a FIDE D-SNP effective January 1, 2026.
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
CMS developed the Medicare Advantage Star ratings system to help beneficiaries choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality. The Star ratings are used by CMS to award quality bonus payments to Medicare Advantage plans. Beginning with the 2014 Star ratings, Medicare Advantage plans were required to achieve a minimum of 4.0 Stars to qualify for a quality bonus payment. In addition, a Medicare Advantage plan will be determined to be low-performing if it receives fewer than three stars for three consecutive years. Beginning in 2016, those Medicare plans that achieve less than a three-star rating for three consecutive years will be issued a notice of non-renewal of their contract for the following year. See further discussion of Star ratings under Operations/Quality.
Medicare Advantage premiums are subject to retroactive increase or decrease based on the health status of our Medicare members, as measured by member risk scores determined pursuant to the CMS risk adjustment model. The data we provide to CMS to determine risk scores is subject to audit by CMS at the contract level, by plan year on an on-going basis. Such risk adjustment data validation (“RADV”) audits can result in retroactive and prospective premium adjustments. We record the estimated impact of audit settlements as a reduction to premium revenues, based upon available information, in the year that CMS determines repayment is required. On January 30, 2023, CMS finalized its approach to RADV audits, including its decision to extrapolate the results of audit samples when calculating payment errors, which will also not include the Fee-For-Service Adjuster. CMS will apply extrapolation to audits for the 2018 payment year. On November 14, 2024, CMS initiated the payment year 2018 MA RADV audits, and CMS expects to begin issuing payment year 2018 audit findings in mid-calendar year 2026. CMS also announced the removal of the Fee-For-Service Adjuster from the risk adjustment data validation audit methodology beginning for payment year 2018. On March 31, 2023, CMS issued its final 2024 Medicare Advantage Rate Announcement, which implements a three-year phase-in of certain changes to the methodology CMS will use to perform risk adjustment for plan years 2024 through 2026. Under the new risk adjustment model that was implemented in 2024, CMS has changed the manner by which over 2,000 diagnosis codes, across a range of disease and condition categories, are considered for purposes of patient risk scoring, with certain of these codes no longer impacting risk scoring. On April 1, 2024, CMS released the 2025 Medicare Advantage Rate Announcement, which continues the three-year phase in by blending 67% of the risk score calculated using the updated 2024 MA risk adjustment model with 33% of the risk score calculated using the 2020 MA risk adjustment model. In addition, CMS also finalized improvements to the Part D drug benefit for 2025, limiting out-of-pocket costs for prescription drugs for seniors to no more than $2,000.
Compared with our Medicaid programs, Medicare programs generate higher average PMPM revenues and healthcare costs. For the year ended December 31, 2024, Medicare program PMPM premium rates ranged from $1,140 to $4,310.
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
Molina Healthcare, Inc. 2024 Form 10-K | 10

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
MARKETPLACE
Overview
The ACA authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase federally subsidized health insurance effective January 1, 2014. Marketplace plans must be ACA-compliant, meeting standards established by the federal government, including a requirement to cover certain essential health benefits. Certain beneficiaries qualify for premium tax credits and cost-sharing reductions based on annual household income. Plans are categorized by metal tiers (Platinum, Gold, Silver or Bronze), which determine how beneficiaries and the plan share costs (e.g., premiums, out-of-pocket costs and deductibles). We offer Marketplace plans in many of the states where we offer Medicaid health plans. Our plans allow our Medicaid members to stay with their providers as they transition between Medicaid and the Marketplace. Additionally, our plans remove financial barriers to quality care and seek to minimize members' out-of-pocket expenses. In 2025, we are participating in the Marketplace in all our markets except Arizona, Iowa, Massachusetts, Nebraska, New York, and Virginia.
We expect our Marketplace enrollment to increase by almost 50% in 2025, to a total of 580,000 members by the end of the year, including the 66,000 members we added as a result of the ConnectiCare acquisition, effective February 1, 2025. This would represent an estimated Marketplace premium revenue increase of approximately 60% in 2025, while continuing to maintain our target margins.
Contracts
We enter into contracts with CMS annually for the state Marketplace programs. These contracts have a one-year term ending on December 31, and must be renewed annually.
Basis for Premium Rates
For Marketplace, we develop each state’s premium rates during the spring of each year for policies effective in the following calendar year. Premium rates are based on our estimates of utilization of services and unit costs, anticipated member risk acuity and related federal risk adjustment transfer amounts, and non-benefit expenses such as administrative costs, taxes, and fees. The premium rates are filed for approval with the various state and federal authorities in accordance with the rules and regulations applicable to the ACA individual market, including, but not limited to, minimum loss ratio thresholds and adjustments for permissible rate variations by age, geographic area, and variations in plan design. In the year ended December 31, 2024, Marketplace program PMPM premium rates ranged from $400 to $1,980.
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
Molina Healthcare, Inc. 2024 Form 10-K | 11

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
The PHE officially ended on May 11, 2023. There are several healthcare programs tied to the PHE which were impacted by this change in policy. These include coverage of COVID-19 testing and vaccines, changes to the Medicare fee schedule for COVID-related treatments, and free coverage of at-home COVID-19 diagnostic tests. Per federal statutory and regulatory requirements, some of these programs concluded with the end of the PHE, while some continued through 2024, and some are expected to remain in place permanently.
Operations
Enrollment and Premium Revenue
Excluding acquisitions and our exit from Puerto Rico, we estimate we added approximately one million new Medicaid members since March 31, 2020, when we first began to report on the impacts of the pandemic. We believe this membership increase was mainly due to the suspension of redeterminations for Medicaid eligibility. Due to the resumption of redeterminations discussed above, we estimate we lost approximately 675,000 members, based on our experience to date. The medical cost profile of members who have been disenrolled is more favorable than the Medicaid segment average, and when combined with higher utilization in our continuing population, our Medicaid MCR for the year ended December 31, 2024 was higher than our expectations and above our long-term target. Based on the experience to date, we expect that we will ultimately retain approximately 30% of the membership gained since March 31, 2020.
LEGISLATIVE AND POLITICAL ENVIRONMENT
PRESSURES ON FUNDING
Due to states’ budget challenges and political agendas at both the state and federal levels, there are a number of different legislative proposals being considered, some of which would involve significantly reduced federal or state spending on the Medicaid and Medicare programs, constitute a fundamental change to the federal role in healthcare and, if enacted, could have a material adverse effect on our business, financial condition, cash flows, or results of operations. These proposals include elements such as the following, as well as numerous other potential changes and reforms:
•Changes in the entitlement nature of Medicaid (and perhaps Medicare as well) by capping future increases in federal health spending for these programs, reducing the FMAP, paid to states by the federal government, overall or solely for the ACA Medicaid expansion population in states, and shifting much more of the risk for health costs in the future to states and consumers;
•Reversing the ACA’s expansion of Medicaid that enables states to cover low-income childless adults;
•Changing Medicaid to a state block grant program, including potentially capping spending on a per-enrollee basis;
•Requiring Medicaid beneficiaries to work;
•Limiting the amount of lifetime benefits for Medicaid beneficiaries;
•Raising Medicare eligibility to age 67; and
•In some states, shifting to an alignment of Medicaid and Medicare for dual eligible members.
Molina Healthcare, Inc. 2024 Form 10-K | 12

Recently, members of the U.S. House of Representatives have started to weigh a series of legislative proposals targeting Medicaid, Medicare, and other entitlement programs as part of a broader campaign to reduce federal spending, and they may pursue these spending cuts in exchange for their support of raising the debt ceiling, the legal cap that allows the U.S. government to borrow money to pay its bills. In addition, President Trump has issued a number of executive orders intended to reduce government spending, and we expect there will be continued proposals targeting reimbursement methodologies and the number of individuals eligible for government healthcare programs.
AFFORDABLE CARE ACT
In addition to past proposals calling for the full repeal of the Affordable Care Act - proposals which could be renewed again in the future - proposed changes and reforms to the ACA have included, or may include, the following:
•Eliminating or reducing the advanced premium tax credits and cost sharing reductions for low-income individuals who purchase their health insurance through the Marketplaces;
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
As of December 31, 2024, 19 of our health plans were accredited by the National Committee for Quality Assurance (“NCQA”), and 17 of our health plans have earned NCQA’s Health Equity Accreditation, which is awarded to organizations that lead the market in providing culturally and linguistically sensitive services and work to reduce disparities in health care. Additionally, eight health plans earned NCQA’s Long Term Services and Supports Distinction. We believe that these objective measures of quality are important to state Medicaid agencies, as a growing number of states link reimbursement and patient assignment to quality scores.
In October 2022, CMS published its updated Medicare 2023 Star Ratings based on plan year 2021 data. For the 2023 Star Ratings, five of our plans had a decrease of 0.5 Stars, two of our plans had a decrease of 1 Star, one plan had a decrease of 1.5 Stars, and two plans either maintained or increased Star Ratings by 0.5. The decreases to the 2023 Star Ratings impacted the 2024 bonus year payments.
In October 2023, CMS published its updated Medicare 2024 Star Ratings based on plan year 2022 data. For the 2024 Star Ratings, three of our plans had a decrease of 0.5 Stars, one of our plans had a decrease of 1 Star, four plans maintained their ratings, and one plan had an increase of 0.5 Stars. The decreases to the 2024 Star Ratings impact the 2025 bonus year payments.
In October 2024, CMS published its updated Medicare 2025 Star Ratings based on plan year 2023 data. For the 2025 Star Ratings, six plans maintained their ratings, two plans had an increase of 0.5 Stars, and one plan had an increase of 1 Star, and three of our plans had a decrease of 0.5 Stars. The 2025 Star Rating included an additional plan reaching 3.5 Stars, strengthening our 2026 rebates.
Approximately 45% of our 2025 Medicare premium revenue is not impacted by Star Ratings. We are actively working on improvement plans and remain committed to invest in these programs to improve our quality Star scores with a focus on member experience and access measures.
Molina Healthcare, Inc. 2024 Form 10-K | 13

For the states where our health plans are accredited by the NCQA and/or have Medicare Star Ratings, the table below presents such health plans’ NCQA status, as well as their current scores as part of the Medicare Star Ratings, which measures the quality of Medicare plans across the country using a 5-star rating system.

State	NCQA Accreditation	Medicare Star Rating 2025
Arizona	Medicaid	
California	Marketplace Medicaid	★★★½ Molina ★★½ CHP
Florida	Marketplace, Medicaid: Molina Florida (accredited) and FL SMI (in process)	
Idaho	Marketplace	
Illinois	Marketplace, Medicaid	
Iowa	Medicaid LTSS	
Kentucky	Marketplace, Medicaid	★★★½
Massachusetts		★★★½
Michigan	Marketplace, Medicaid	★★★
Mississippi	Marketplace, Medicaid	
Nebraska	Medicaid (Interim)	
Nevada	Medicaid	
New Mexico	Marketplace	
Ohio	Marketplace, Medicaid	★★★
South Carolina	Marketplace, Medicaid	★★★
Texas	Marketplace, Medicaid	★★★
Utah	Marketplace, Medicaid	★★★
Virginia	Medicaid	★★½
Washington	Marketplace, Medicaid	★★★
Wisconsin	Marketplace, Medicaid	★★★½

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
Molina Healthcare, Inc. 2024 Form 10-K | 14

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
Utilization Management
Our goal is to optimize access to low-cost, high-quality care. This is achieved by sound clinical policy based on current evidence-based practices. Additionally, we continuously monitor utilization patterns and strive to identify new opportunities to reduce costs and improve quality of care. Our utilization management process serves as a bridge to identify at-risk members for referral into internally developed case management programs such as “Transitions of Care,” which facilitates post-discharge safety and appropriate outcomes.
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
Medical Cost Management
We use various strategies to mitigate the negative effects of healthcare cost inflation. Specifically, our health plans use coordination of care programs for our members, product and benefit designs, hospital inpatient management systems, sophisticated analytics, and care management programs related to complex chronic conditions, prenatal and premature infant care and certain other conditions. Our health plans emphasize preventive healthcare and appropriate use of specialty and hospital services with their contracted independent providers. There can be no assurance, however, that our strategies to mitigate medical care cost inflation will be successful. Competitive pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable regulations, or other factors may affect our ability to control medical care costs.
Molina Healthcare, Inc. 2024 Form 10-K | 15

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
We have partnered with third parties to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. In 2019, we entered into an agreement with a third-party vendor who manages certain of our information technology services including, among other things, our infrastructure operations, end-user services, data centers, public cloud and application management. In 2022, we extended our agreement for an additional seven years. As a result of the agreement, we were able to reduce our administrative expenses, while improving the reliability of our information technology functions, and maintain targeted levels of service and operating performance. A portion of these services are provided on our premises, while other portions of the services are performed at the vendor’s facilities.
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
Medicaid
The Medicaid managed care industry is subject to ongoing changes as a result of healthcare reform, business consolidations and new strategic alliances. We compete with national, regional, and local Medicaid managed care companies, and health maintenance organizations, principally on the basis of size, location, quality of the provider network, quality of service, and reputation. There is increasing competition driven by renewed interest from large national health plans. Our primary competitors in the Medicaid managed care industry include Centene Corporation, CVS Health Corporation, Elevance Health, Inc., UnitedHealth Group Inc., and large not-for-profit healthcare organizations. Competition can vary considerably from state to state, and some of our competitors have larger membership bases and/or greater financial resources than our health plans in the markets in which we compete.
Medicare
The Medicare market is highly competitive across the country, with large competitors, such as CVS Health Corporation, Humana Inc., and UnitedHealth Group Inc.
Marketplace
Margins and the risk pool are stabilizing with the market returning to rational pricing; however, a potential sunset of enhanced subsidiaries creates risk to near-term growth and risk pool stability. Low-income members who receive
Molina Healthcare, Inc. 2024 Form 10-K | 16

government subsidies comprise the vast majority of Marketplace membership, which is served by a limited number of health plans. Our primary competitor for low-income Marketplace membership is Centene Corporation.
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
In 2009, the Health Information Technology for Economic and Clinical Health Act (“HITECH”) imposed requirements on uses and disclosures of health information; included requirements for HIPAA business associate agreements; extended parts of HIPAA privacy and security provisions to business associates; added data breach notification requirements for covered entities and business associates and reporting requirements to the U.S. Department of Health and Human Services (“HHS”) and, in some cases, to the media; strengthened enforcement; and imposed higher financial penalties for HIPAA violations. In the conduct of our business, depending on the circumstances, we may act as either a covered entity and/or a business associate. HIPAA privacy regulations do not preempt more stringent state privacy laws and regulations that may apply to us.
We maintain a HIPAA compliance program, which we believe complies with HIPAA privacy and security regulations, and monitor our compliance with applicable state and federal privacy and security laws and regulations.
Healthcare reform created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicaid, CHIP, and Medicare. Those enhancements included mandatory licensure for all providers, and site visits, fingerprinting, and criminal background checks for higher risk providers.
FRAUD AND ABUSE LAWS AND THE FALSE CLAIMS ACT
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including federal and state anti-kickback statutes, prohibited referrals, and the federal False Claims Act, which permit agencies and enforcement authorities to institute a suit against us for violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, or the institution of corporate integrity agreements. Liability under such federal and state statutes and regulations may arise if we know, or it is determined that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent.
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
Molina Healthcare, Inc. 2024 Form 10-K | 17

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
LICENSING AND SOLVENCY
Our health plans are generally licensed by the insurance departments in the states in which they operate, except the following: our California health plans are licensed by the California Department of Managed Health Care; one of our New York health plans is licensed as a prepaid health services plan by the New York State Department of Health; and our Massachusetts health plan is regulated as a risk-bearing entity by the Massachusetts Executive Office of Health and Human Services.
Our health plans are subject to stringent requirements to maintain a minimum amount of statutory capital determined by statute or regulation, and restrictions that limit their ability to pay dividends to us. For further information, refer to the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
HUMAN CAPITAL
As of December 31, 2024, we had just over 18,000 employees. Our diverse employee population reflects the diversity of the members and communities we serve.
We continue to focus on providing opportunities for our employees that are intellectually stimulating and emotionally fulfilling, and programs and benefits that are financially rewarding. We are also focused on attracting and retaining top talent in a competitive market.
We continue to introduce improvements focused on employee development, leader effectiveness, hiring strategies, and human capital policies and practices. We believe these improvements help us to achieve our goal to become a destination employer in the government-sponsored healthcare industry.
Annually, we invite all employees to participate in our engagement survey. The purpose of our survey is to obtain honest, comprehensive feedback on what is going well, and which strategic, operational or cultural concerns are top of mind for our employees. Our results demonstrate improvement and exceed industry benchmarks.
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
We offer formal leadership development programs including new leader orientation, executive onboarding, front-line leadership essentials, and experienced leader development. We have targeted development plans for critical roles with an emphasis on leadership and business acumen.
We invest in our workforce through market competitive total rewards including pay, benefits and time-off. Our pay and recognition programs are designed to engage, motivate and reward top performers and attract new talent. To foster ownership and align the interests of employees with shareholders, we offer an Employee Stock Purchase Plan and grant equity-based compensation under our long-term incentive plan to eligible employees.
We also offer a comprehensive suite of benefits to all eligible employees, including, among others:
•Comprehensive health insurance coverage for employees working 30 hours or more per week;
•401(k) employer matching contributions of up to 100% on the first 4% contributed by the employee;
•Personal time off that provides employees with paid time away from work, combining vacation and sick leave;
•Paid parental leave to support bonding time for new parents;
•Volunteer time off that provides employees with paid time away from work to build strong community partnerships and connect with the people we serve;
•Employee wellness programs that provide tools and incentives to live a healthy life focusing on physical, emotional, financial, and work well-being;
•Supplemental life insurance and disability plans to provide financial security for our employees and their families;
•Employee discount and other programs, including tuition reimbursement; and
Molina Healthcare, Inc. 2024 Form 10-K | 18

•Employee assistance program benefits that provide up to six confidential counseling sessions per rolling 12-month period and includes assistance with physical, emotional, and financial related matters.
AVAILABLE INFORMATION
Our principal executive offices are located at 200 Oceangate, Suite 100, Long Beach, California 90802, and our telephone number is (562) 435-3666.
You can access our website at www.molinahealthcare.com to learn more about our Company. From that site, you can download and print copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, along with amendments to those reports. You can also download our Corporate Governance Guidelines, board of directors’ committee charters, Code of Business Conduct and Ethics and Environmental, Social and Governance Report. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the U.S. Securities and Exchange Commission (“SEC”). Additionally, the SEC maintains their website, http://www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: Molina Healthcare, Inc., 200 Oceangate, Suite 100, Long Beach, California 90802, Attn: Investor Relations. Information on or linked to our website (including the charters, reports, policies and documents noted above) is neither part of nor incorporated by reference into this Form 10-K or any other SEC filings.
Molina Healthcare, Inc. 2024 Form 10-K | 19

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
We currently derive our premium revenues from health plans that operate in 21 states. Our Medicaid premium revenue constituted 79% of our consolidated premium revenue in the year ended December 31, 2024. Measured by Medicaid premium revenue by health plan, our top four health plans were in California, New York, Texas, and Washington, with aggregate Medicaid premium revenue of $15.6 billion, or approximately 51% of total Medicaid premium revenue, in the year ended December 31, 2024. If we are unable to continue to operate in any of our existing jurisdictions, or if our current operations in those jurisdictions or any portions of those jurisdictions are significantly curtailed or terminated entirely, our revenues could decrease materially.
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
Our premium revenues consist of fixed monthly payments per member, and supplemental payments for other services such as maternity deliveries. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments in which our health plans operate. We use a large portion of our revenues to pay the costs of healthcare services delivered to our members. If premiums do not increase when expenses related to healthcare services rise, our medical margins will be compressed, and our earnings will be negatively affected. If the actuarial assumptions made by a state in implementing a rate or benefit change or update are incorrect or are at variance with the prevailing medical cost trend or particular utilization patterns of the members of one or more of our health plans, our medical margins could be reduced. In addition, a state could increase hospital or other provider rates without making a commensurate increase in the rates paid to us, could lower our rates without making a commensurate reduction in the rates paid to hospitals or other providers, or could delay the processing of rate changes. Any of these rate adjustments in one or more of the states in which we operate could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Our Marketplace business has been volatile and unpredictable in the past.
We offer Marketplace plans in many of the states where we offer Medicaid health plans. In 2025, we are participating in the Marketplace in all our markets except Arizona, Iowa, Massachusetts, Nebraska, New York, and Virginia. Our Marketplace plans allow our Medicaid members to stay with their providers as they transition between Medicaid and the Marketplace. Additionally, our plans remove financial barriers to quality care and seek to minimize
Molina Healthcare, Inc. 2024 Form 10-K | 20

members' out-of-pocket expenses. We develop each state’s Marketplace premium rates during the spring of each year for policies effective in the following calendar year. Premium rates are based on our estimates of utilization of services and unit costs, anticipated member risk acuity and related federal risk adjustment transfer amounts, and non-benefit expenses such as administrative costs, taxes, and fees. In the year ended December 31, 2024, Marketplace program PMPM premium rates ranged from $400 to $1,980. Marketplace plan selection by members is highly price sensitive, and the Marketplace markets in general are highly volatile and unpredictable from year to year. Most of our Marketplace members are eligible to receive government-subsidized premium subsidies. These subsidies are currently scheduled to expire at the end of 2025. Any variation from our cost expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates, could have a material adverse effect on our results of operations, financial position, and cash flows. In addition, the non-renewal of Marketplace premium subsidies starting in 2026 could negatively impact our Marketplace enrollment.
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
If we or one of our vendors sustain a cyber-attack or suffer a data privacy or security breach, we could suffer operational impact, increased costs, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.
As part of our normal operations, we routinely collect, process, store (both onsite and in the cloud), and transmit large amounts of data, including sensitive personal information as well as proprietary or confidential information relating to our business or third parties. Our information technology systems and safety control systems that we rely upon are subject to a growing number of threats, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. Such threats may result in the penetration of our network or that of our vendors or suppliers, and the misappropriation of our confidential information, system disruptions, damage to our information systems, or shutdowns of our information technology environment. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. We may also face increased cybersecurity risks due to our reliance on internet technology and our remote working environment, which may create additional opportunities for cybercriminals to exploit vulnerabilities. These same risks are also faced by our significant vendors who are also in possession of sensitive confidential information. Because the techniques used to circumvent, gain access to, or sabotage security systems can be highly sophisticated, may use advanced technologies (such as artificial intelligence) and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential inappropriate access, breach, or data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including phishing prevention training),
Molina Healthcare, Inc. 2024 Form 10-K | 21

procedures, and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our facilities and IT systems, or those of our service providers, may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and our and our members’ data. For example, in July 2024, a software update by CrowdStrike Holdings, Inc. (“CrowdStrike”), a cybersecurity technology company, cause widespread crashes of Windows systems into which it was integrated. Although we did not experience any material impacts as a result of the CrowdStrike software update, we could in the future experience similar third-party software-induced interruptions to our operations.
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
Where doing so is necessary in order to conduct our business, we also provide sensitive personal member information, as well as proprietary or confidential information relating to our business, to our third-party service providers. Those third-party service providers may also be subject to data intrusions or data breaches. For example, in February 2024, Change Healthcare (“CHC”), a major claims processing vendor to Molina, experienced a significant cybersecurity incident and has since notified Molina that certain members’ data has been breached. Though the CHC incident was not material to us, any compromise of the confidential data of our members, employees, or business, or the failure to prevent or mitigate the loss of or damage to this data through breach, could result in operational, reputational, competitive, or other business harm, as well as financial costs and regulatory action. The Company maintains cybersecurity insurance in the event of an information security or cyber incident. However, the coverage may not be sufficient to cover all financial losses.
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
Noncompliance with any privacy, security or data protection laws and regulations, or any security breach, cyber-attack, or cyber-security breach, and any incident involving the misappropriation, theft, loss, or other unauthorized disclosure or use of, or access to, sensitive or confidential information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause membership losses and contract breaches, and could also result in regulatory enforcement actions, material fines and penalties, litigation, or other actions that could have a material adverse effect on our business, cash flows, financial condition, or results of operations.
We may be unable to successfully integrate our acquisitions or realize the anticipated benefits of such acquisitions.
Our growth strategy includes the pursuit of targeted inorganic growth opportunities that we believe will provide a strategic fit, leverage operational synergies, and lead to incremental earnings accretion. For example, in January 2024 we closed on the acquisition of Bright Health Medicare and in February 2025 we closed on the acquisition of ConnectiCare. The integration of acquired businesses with our existing business is a complex, costly, and time-consuming process. The success of acquisitions we make will depend, in part, on our ability to successfully combine our existing business with such acquired businesses and realize the anticipated benefits, including
Molina Healthcare, Inc. 2024 Form 10-K | 22

synergies, cost savings, growth in earnings, innovation, and operational efficiencies. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be fully realized, or may take longer to realize than expected.
Our acquisitions and the related integration activities involve a number of risks, including the following:
•The transition services that a seller may have agreed to provide following the closing may not be provided in a timely or efficient manner, or certain necessary transition services may not be provided at all; similarly, any agreement by us to provide “reverse transition services” to a seller may be unduly burdensome, inefficient, and costly;
•Unforeseen expenses or delays associated with the acquisition and/or integration;
•The assumptions underlying our expectations regarding the integration process or the expected benefits to be achieved from an acquisition may prove to be incorrect;
•Maintaining employee morale and retaining key management and other employees, and satisfactorily addressing any differences in corporate culture;
•Difficulties retaining the business and operational relationships of the acquired business, and attracting new business and operational relationships;
•Unanticipated attrition in the membership of the acquired business pending the completion of the proposed transaction or after the closing of the transaction;
•Unanticipated difficulties or costs in integrating information technology, communications, and other systems, consolidating corporate and administrative infrastructures, and eliminating duplicative operations;
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
Many of the targets of our strategic transactions have been non-profit entities. If the number of health care entities willing and able to enter into consolidation transactions with us declines in the future, we may be unable to fully achieve our growth strategy, which could have an adverse effect on our business, financial condition, or results of operations.
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
Molina Healthcare, Inc. 2024 Form 10-K | 23

This loss of cost efficiency or cost leverage, and the resulting stranded administrative costs, could have a material and adverse impact on our business, financial condition, cash flows, or results of operations.
Our health plans are subject to risk associated with various contractual provisions and regulations establishing medical cost expenditure floors, profit ceilings, risk corridors, or quality withholds.
A substantial portion of our premium revenue is subject to contract provisions pertaining to medical cost expenditure floors and corridors, administrative cost and profit ceilings, premium stabilization programs, or cost-plus and performance-based reimbursement programs. Many of these contract provisions are complex, or are poorly or ambiguously drafted, and thus are subject to differing interpretations by us and the relevant government agency with whom we contract. If the applicable government agency disagrees with our interpretation or implementation of a particular contract provision, we could be required to adjust the amount of our obligation under that provision. Any such adjustment could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Our Medicaid premium revenues could be adversely impacted by retroactive adjustments or states’ delays in implementing rate changes.
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
If, in the interest of long-term profitability, we decide to exit certain state contractual arrangements, make changes to our provider networks, or make changes to our administrative infrastructure, we may suffer disruptions to our business that could in the short term materially reduce our premium revenues and our net income.
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
Because of the lag in time between when medical services are actually rendered by our providers and when we receive, process, and pay a claim for those medical services, we must continually estimate our medical claims liability at particular points in time and establish claims reserves related to such estimates. Our estimated reserves for such incurred but not paid, or IBNP, medical care costs are based on numerous assumptions and inputs. We estimate our medical claims liabilities using actuarial methods based on historical data adjusted for claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known incidence of disease, or increased incidence of illness such as the flu or COVID, provider contract changes, changes to Medicaid fee schedules, and the incidence of high dollar or catastrophic claims. Our ability to accurately estimate claims for our newer lines of business or populations is negatively impacted by the more limited experience we have had with those newer lines of business or populations.
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
Molina Healthcare, Inc. 2024 Form 10-K | 24

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
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated substantially, and has varied across our health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio of 89.1% for the year ended December 31, 2024, had been one percentage point higher, or 90.1%, our net income per diluted share for the year ended December 31, 2024 would have been approximately $15.18 rather than our actual net income per diluted share of $20.42, a difference of $5.24.
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
•epidemics or pandemics;
•new medical technologies; and
•other various external factors.
Many of these factors are beyond our control. The inability to accurately forecast and effectively manage our medical care costs or to establish and maintain a satisfactory medical care ratio, either with respect to a particular health plan or across the consolidated entity, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Molina Healthcare, Inc. 2024 Form 10-K | 25

negotiate favorable contracts which are disadvantageous to us, our profitability in those areas could be adversely affected.
Some providers that render services to our members are not contracted with our health plans. In those cases, there is no pre-established understanding between the provider and our health plan about the amount of compensation that is due to the provider. If providers claim they are underpaid for their services, they may litigate or arbitrate their dispute with our health plan. State and federal laws intended to prevent or limit “surprise billing,” such as the No Surprises Act, define the compensation that must be paid to out-of-network providers in certain scenarios, and require rate disputes between payors and out-of-network providers to be resolved through independent dispute resolution (“IDR”). There have been lawsuits challenging portions of the No Surprises Act in federal courts, particularly related to the use of the qualifying payment amount in the IDR process, which may result in an increase in rates we must pay to out-of-network providers. Federal agencies have continued to issue guidance regarding the implementation of the No Surprises Act, and we expect the agencies’ interpretations of the law’s requirements will continue to evolve. The impact that federal and state surprise billing laws will have on our business is uncertain and could adversely affect our business, financial condition, cash flows, or results of operations.
We rely on the accuracy of eligibility lists provided by state governments. Inaccuracies in those lists could negatively affect our results of operations.
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
Molina Healthcare, Inc. 2024 Form 10-K | 26

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
Our encounter data, or the encounter data of the health plans we acquire, may be inaccurate or incomplete, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations, and on our ability to bid for, and continue to participate in, certain programs.
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
In the past, we have experienced challenges in obtaining complete and accurate encounter data due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could adversely affect the premium rates we receive and how membership is assigned to us, and subject us to financial penalties, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations, and on our ability to bid for, and continue to participate in, certain programs.
We may not be successful in our artificial intelligence (“AI”) administrative and operational initiatives, which could adversely affect our business or reputation.
As part of our operating efficiencies, we are making appreciable investments in certain AI administrative tools and initiatives to enhance our operations and to save costs. The development and use of AI technologies is still in its early stages. There are risks associated with the development and deployment of AI, and there can be no assurance that the usage of AI will enhance our operations or reduce our operational costs. Our AI-related efforts may give rise to risks related to accuracy, bias, discrimination, intellectual property rights and infringement, data privacy, and cybersecurity, among others. In addition, these risks include the possibility of new, changing, or enhanced governmental or regulatory scrutiny, litigation, other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. In the United States, there has been uncertainty regarding the applicable regulations that will apply to the development and use of AI technologies. For instance, in January 2025, the Trump administration rescinded an executive order relating to the safe and secure development of AI that was previously implemented by the Biden administration. The Trump administration then issued a new interim executive order that, among other things, requires certain agencies to specifically renew and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Therefore, it is not possible to predict all of the risks and potentially unintended consequences related to the use of AI by vendors, third-party developers, or the Company.
Molina Healthcare, Inc. 2024 Form 10-K | 27

An impairment charge with respect to our recorded goodwill, or our finite-lived intangible assets, could have a material impact on our financial results.
As of December 31, 2024, the carrying amount of goodwill was $1,671 million, and intangible assets, net, were $267 million.
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
We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market, and interest rate risks. As a result, we may experience a reduction in value or loss of our investments, which may have a negative adverse effect on our results of operations, liquidity, and financial condition. Changes in the economic environment, including periods of increased volatility in the securities markets and recent increases in inflation and interest rates, can increase the difficulty of assessing investment impairment and increase the risk of potential impairment of these assets. There is continuing risk that declines in the fair value of our investments may occur, and material impairments may be charged to income in future periods, resulting in recognized losses.
RISKS RELATED TO OUR INDUSTRY
Medicaid enrollees continue to be subject to eligibility redeterminations and potential disenrollments on a state by state basis, and the number and health acuity level of Medicaid enrollees we retain may be lower than our current estimates.
During the COVID-19 pandemic, Medicaid enrollment across the country, as well as our enrollment, grew substantially compared to before the pandemic. Beginning April 1, 2023, broad-based Medicaid eligibility redeterminations commenced, and are now almost entirely completed. We lost approximately 675,000 members due to redeterminations. Periodic redeterminations on a state by state basis will now resume as before the pandemic. Actuarial assumptions related to the health acuity of remaining members may continue to be difficult to predict or may be inaccurate, resulting in inaccurate rates to be paid to health plans. Errors in our estimates related to redeterminations, and actuarial errors related to the acuity of Medicaid members, may impact our business, financial condition, cash flows, or results of operations.
CMS will end the current MMP program no later than December 2025, which could impact our premium revenues and other factors may affect Medicare revenue.
To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligibles”), under the direction of CMS some states implemented demonstration pilot programs to integrate Medicare and Medicaid services for the dual eligibles. The health plans participating in such demonstrations are referred to as MMPs. Pursuant to the 2023 CMS Medicare Final Rule, which requires MMP plans to end no later than December 2025, the five states in which we operate MMPs – Illinois, Michigan, Ohio, South Carolina, and Texas – have filed transition plans with CMS to move to D-SNPs by January 1, 2026. Illinois and Ohio have included plans to transition to Fully Integrated D-SNPs. Michigan and South Carolina are electing to transition to Highly Integrated D-SNPs. Texas is allowing optionality between a Fully Integrated D-SNP and a Highly Integrated D-SNP. The RFP award for Illinois is still pending. The economic impact of such transitions to D-SNP on our premium revenue is uncertain.
Moreover, many states are now requiring Medicare to be offered by a health plan if that health plan is awarded a Medicaid contract. These new requirements could impact our readiness status or eligibility under certain state Medicaid programs or contracts.
Molina Healthcare, Inc. 2024 Form 10-K | 28

Further, the Star Rating System utilized by CMS to evaluate Medicare plans may have a significant effect on our revenue, as higher-rated plans tend to experience increased enrollment and plans with a Star rating of 4.0 or higher are eligible for quality-based bonus payments. Those Medicare plans that achieve less than a 3.0 Star rating for either part C or D for three consecutive years are issued a notice of non-renewal of their contract for the following year. If we do not maintain our Star ratings above 3.0 or continue to improve our Star ratings, fail to meet or exceed our competitors’ Star ratings, or if quality-based bonus payments are reduced or eliminated, we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial condition, and cash flows. Similarly, if we fail to meet or exceed any performance standards imposed by state Medicaid programs in which we participate, we may not receive performance-based bonus payments, we may incur penalties, or we may lose our Medicaid contract which may also result in a loss to our Medicare contract if it is a HIDE or FIDE D-SNP.
We are periodically subject to government audits, including CMS RADV audits of our Medicare D-SNP plans to validate diagnostic data, patient claims, and financial reporting. These audits could result in significant adjustments in payments made to our health plans, particularly if it is an audit which involves extrapolation, which could adversely affect our financial condition and results of operations. If errors are identified during a RADV audit, or it is otherwise determined that we fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions, which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. In addition, if a D-SNP or MMP plan pays minimum medical loss ratio (“MLR”) rebates for three consecutive years, such plan will become ineligible to enroll new members.
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
We are a corporate parent holding company and hold most of our assets in, and conduct most of our operations through, our direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us depends on their operating results and is subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of ordinary dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In general, our health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts that exceed either (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year, depending on the respective state statute. The discretion of the state regulators, if any, in approving or disapproving a dividend is not clearly defined. Our health plans generally must provide notice to the applicable state regulator prior to paying a dividend or other distribution to us. Our parent company received $997 million and $705 million in dividends from our regulated health plan subsidiaries during 2024 and 2023, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our Company as a whole would be limited, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Our use and disclosure of personally identifiable information and other non-public information, including protected health information, is subject to federal and state privacy and security regulations, and our failure or the failure of our vendors to comply with those regulations or to adequately secure the information we hold could adversely affect our business, results of operations, or financial condition.
State and federal laws and regulations including, but not limited to, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, and all regulations promulgated thereunder (collectively, “HIPAA”), the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (the “CPRA”), and the Gramm-Leach-Bliley Act (“GLBA”), govern the collection,
Molina Healthcare, Inc. 2024 Form 10-K | 29

dissemination, use, privacy, confidentiality, security, availability, and integrity of personally identifiable information (“PII”), including protected health information (“PHI”). HIPAA establishes basic privacy and security standards for protection of PHI by covered entities and business associates, including health plans such as ours. HIPAA requires covered entities like us to develop and maintain policies and procedures regarding PHI, and to adopt administrative, physical, and technical safeguards to protect PHI.
HIPAA violations may result in significant civil or criminal penalties. HIPAA authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. We have experienced HIPAA breaches in the past, including breaches affecting over 500 individuals.
The GLBA regulates, among other things, the use of certain information about individuals (“non-public personal information”) in the context of the provision of financial services, including by banks and other financial institutions. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of non-public personal information, and a “Safeguards Rule,” which imposes obligations on financial institutions and, indirectly, their service providers to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information. Any failure to comply with the GLBA could result in substantial financial penalties.
Even when HIPAA and the GLBA do not apply, we are still subject to requirements imposed by U.S. states and the federal government. For example, the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. For example, California enacted the CCPA, which became effective on January 1, 2020. The CCPA, among other things, created data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Similar laws have gone into effect or have been proposed in many other states and at the federal level as well.
If we or one or more of our vendors does not comply with existing or new laws and regulations related to PHI, PII, or non-public personal information, we could be subject to criminal or civil sanctions. Any security breach involving the misappropriation, loss, or other unauthorized disclosure or use of confidential member information, whether by us or by our vendors, could subject us to civil and criminal penalties, divert management’s time and energy, and have a material adverse effect on our business, financial condition, cash flows, or results of operations.
It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.
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
Molina Healthcare, Inc. 2024 Form 10-K | 30

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
We are subject to various risks inherent in the government contracting process. These risks include routine and non-routine governmental reviews, audits, and investigations, and compliance with government reporting requirements. Violation of the laws, regulations, executive orders or contract provisions governing our operations, or changes in interpretations of those laws, regulations or executive orders, could result in the imposition of civil or criminal penalties, the cancellation of our government contracts, the suspension or revocation of our licenses, the exclusion from participation in government sponsored health programs, or the revision and recoupment of past payments made based on audit findings. If we are unable to correct any noted deficiencies, or become subject to material fines or other sanctions, we could suffer a substantial reduction in profitability, and could also lose one or more of our government contracts. In addition, government receivables are subject to government audit and negotiation, and government contracts are vulnerable to disagreements with the government. The final amounts we ultimately receive under government contracts may be different from the amounts we initially recognize in our financial statements.
Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations implemented by the new Trump Administration, could require us to modify our operations and could negatively impact our operating results.
Our business is extensively regulated by the federal government and the states in which we operate. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than managed care organizations. The government agencies administering these laws and regulations have broad latitude in interpreting and applying them. Changes in the interpretation or application of our
Molina Healthcare, Inc. 2024 Form 10-K | 31

contracts could reduce our profitability if we have detrimentally relied on a prior interpretation or application. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our members and the public. For instance, some states mandate minimum medical expense levels as a percentage of premium revenues. These laws and regulations, and their interpretations, are subject to frequent change. The interpretation of certain contract provisions by our governmental regulators at the federal and state level may also change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations or executive orders, could reduce our profitability by imposing additional capital requirements, increasing our liability, increasing our administrative and other costs, increasing mandated benefits, forcing us to restructure our relationships with providers, requiring us to implement additional or different programs and systems, or making it more difficult to predict future results. Thus, any significant changes in existing health care laws or regulations could materially impact our business, financial condition, cash flows, or results of operations.
We are subject to extensive fraud and abuse laws that may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including federal and state anti-kickback statutes, prohibited referrals, and the federal False Claims Act, which permit agencies and enforcement authorities to institute a suit against us for violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, or the institution of corporate integrity agreements. Liability under such federal and state statutes and regulations may arise if we know, or it is determined that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent.
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
Molina Healthcare, Inc. 2024 Form 10-K | 32

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
Restrictive covenants in our debt instruments may restrict our ability to pursue our business strategies.
We are party to a credit agreement (as amended, the “Credit Agreement”) which includes a revolving credit facility (“Credit Facility”) of $1.25 billion, among other provisions. Our Credit Agreement, and the indentures governing our notes, require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make certain investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our Credit Agreement also requires us to comply with a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under the Credit Agreement and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.
GENERAL RISK FACTORS
We are dependent on the leadership of our chief executive officer and other executive officers and key employees.
The success of our business and the ability to execute our strategy are highly dependent on the leadership of Mr. Zubretsky, our chief executive officer, and that of our other key executive officers and employees. The loss of their leadership, expertise, and experience could negatively impact our operations. In addition, recently the threat environment for senior health care executives has worsened considerably, and the need for appropriate security to combat such threats could distract or disrupt senior management from performing their job responsibilities. Our ability to replace our leaders or any other key employee may be difficult and may take an extended period of time because of the limited number of individuals in the healthcare industry who have the breadth and depth of skills and experience necessary to operate and lead a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these personnel. Adverse changes to our corporate culture or industry perception could harm our business operations and our ability to retain key executive officers and employees. If we are unsuccessful in recruiting, retaining, managing, protecting, and motivating such personnel, our business, financial condition, cash flows, or results of operations could be adversely affected.
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
Our corporate headquarters are located in Long Beach, California. In addition, some of our health plans’ claims are processed in Long Beach, California. Southern California is exposed to a statistically greater risk of a major
Molina Healthcare, Inc. 2024 Form 10-K | 33

earthquake and wildfires than most other parts of the United States. If a major earthquake or wildfire were to strike near our location in Southern California, our corporate functions and claims processing could be impaired for an unforeseen period of time. If there is a major Southern California earthquake or wildfire, there can be no assurances that our disaster recovery plan will be successful or that the business operations of our health plans, including those that are remote from any such event, would not be impacted.
Changes in tax laws or regulations that are applied adversely to us or our customers may materially adversely affect our business, prospects, financial condition and operating results.
New income, sales, use or other tax laws, statutes, rules, regulation or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us or our customers, any of which could adversely affect our business, prospects, financial performance and operating results. In particular, presidential, congressional, state and local elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, members, providers and third-party vendors and service suppliers. For example, the United States government has recently imposed a corporate alternative minimum tax and has, from time to time, proposed and may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our customers, members, providers and third-party vendors and service suppliers, including as a result of related uncertainty, these changes may materially and adversely affect our business, prospects, financial condition and operating results.

Molina Healthcare, Inc. 2024 Form 10-K | 34

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
Molina Healthcare, Inc. 2024 Form 10-K | 35

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
For a discussion of the Company’s cybersecurity-related risks, see Item 1A of this Form 10-K under the heading “Risk Factors—If we or one of our significant vendors sustain a cyber-attack or suffer data privacy or security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.”
Item 2. PROPERTIES
We own and lease certain real properties to support the business operations of our reportable segments. In 2022, we completed a plan to reduce the real estate footprint used in our business operations to accommodate our move to a permanent remote work environment, a model we have been working under successfully for over four years. Our remaining office space is being reconfigured and optimized for utilization and efficiency. While we believe our current and anticipated facilities are adequate to meet our operational needs in the near term, we continually evaluate the adequacy of our properties for our anticipated future needs.
Item 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Legal Proceedings.”
Molina Healthcare, Inc. 2024 Form 10-K | 36

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the fourth quarter of 2024, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	1,600	$341.91	—	$1,000,000,000
November 1 - November 30	275,900	$297.25	275,900	$918,000,000
December 1 - December 31	1,390,500	$300.59	1,390,500	$500,000,000
Total	1,668,000	$300.08	1,666,400

_______________________
(1)During the fourth quarter of 2024, there were approximately 1,666,400 shares repurchased as part of our publicly announced share repurchase program and we withheld 1,600 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)In October 2024, our board of directors authorized the purchase of up to $1 billion of our common stock. This new program extends through December 31, 2025 and supersedes the stock purchase program previously approved by our board of directors in September 2023. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and repurchases generally will be made in accordance with the volume, price, and timing parameters under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. For further information on our stock repurchase programs, refer to the accompanying Notes to Financial Statements, Note 13, “Stockholders' Equity.”
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
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”), a peer group index for the five-year period from December 31, 2019 to December 31, 2024 and a prior peer group index used in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The comparison assumes $100 was invested on December 31, 2019, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock price performance and is not necessarily indicative of future stock price performance.
Molina Healthcare, Inc. 2024 Form 10-K | 37

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Molina Healthcare, Inc., the S&P 500 Index,
2023 Peer Group and 2024 Peer Group
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Molina Healthcare, Inc.
S&P 500
2023 Peer Group
2024 Peer Group

The 2023 peer group index consists of Acadia Healthcare Company, Inc. (ACHC), Centene Corporation (CNC), Cigna Corporation (CI), Community Health Systems, Inc. (CYH), Elevance Health, Inc. (ELV), HCA Healthcare, Inc. (HCA), Humana, Inc. (HUM), Laboratory Corporation of America Holdings (LH), Quest Diagnostics Incorporated (DGX), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS).
The 2024 peer group index consists of Aflac Incorporated (AFL), Becton, Dickinson and Company (BDX), Boston Scientific Corporation (BSX), Centene Corporation (CNC), The Cigna Group (CI), Community Health Systems, Inc. (CYH), DaVita Inc. (DVA), Elevance Health, Inc. (ELV), HCA Healthcare, Inc. (HCA), Humana, Inc. (HUM), Laboratory Corporation of America Holdings (LH), MetLife, Inc. (MET), Prudential Financial, Inc. (PRU), Quest Diagnostics Incorporated (DGX), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS). The Company’s peer group was updated to include relevant peers across business segment and certain financial metrics, including but not limited to criteria relevant to revenue, market capitalization, EBITDA, organization model, and employee recruitment.
STOCK TRADING SYMBOL AND DIVIDENDS
Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of February 7, 2025, there were 14 registered holders of record of our common stock, including Cede & Co. To date we have not paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our projected business operations. However, we intend to periodically evaluate our cash position to determine whether to pay a cash dividend in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
UNREGISTERED SALES OF SECURITIES
None.
Molina Healthcare, Inc. 2024 Form 10-K | 38

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Management’s discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2024 and 2023, are presented in the sections that follow. Our MD&A as of and for the year ended December 31, 2022, may be found in our 2023 Annual Report on Form 10-K, which prior disclosure is incorporated by reference herein. The following discussion and analysis does not include certain items related to the year ended December 31, 2022, including year-to-year comparisons between the year ended December 31, 2023 and the year ended December 31, 2022. For a comparison of our results of operations for the fiscal years ended December 31, 2023 and December 31, 2022, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 13, 2024.
OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.5 million members as of December 31, 2024, located across 21 states.
2024 HIGHLIGHTS
Highlights of our full-year 2024 results included the following:
•Net income of $1,179 million, or $20.42 per diluted share, compared to $1,091 million, or $18.77 per diluted share in 2023;
•Membership of 5.5 million at December 31, 2024, mainly reflecting the impact of our growth initiatives, which partially offset the impact of Medicaid redeterminations;
•Total revenue of $40.7 billion, which increased 19% compared to 2023;
•Premium revenue of $38.6 billion, which increased 19% compared to 2023;
•Consolidated medical care ratio (“MCR”) of 89.1%, compared to 88.1% in 2023;
•General and administrative expense ratio (“G&A ratio”) of 6.7%, which decreased from 7.2% in 2023;
•Investment income of $452 million, which increased 5% compared to 2023; and
•After-tax margin of 2.9%, compared to 3.2% in 2023.

Growth Initiatives
In addition to delivering strong 2024 financial results, we continued to execute on our profitable growth strategy. To recap the growth milestones achieved in 2024 and early 2025:
•Effective January 1, 2024, we closed our acquisition of Bright Health’s California Medicare business (Brand New Day and Central Health Plan of California);
•On January 1, 2024, we successfully launched our Nebraska health plan and launched our expanded California Medicaid platform, including Los Angeles county, which approximately doubled the size of our business in the state;
•Our new contracts with New Mexico started on July 1, 2024, Texas STAR+PLUS started on September 1, 2024 and Michigan started on October 1, 2024;
•Successfully defended RFPs for Medicaid contracts in Florida, Michigan, Mississippi, Texas, and Wisconsin and procured Medicare contracts in Idaho, Massachusetts, Michigan, and Ohio;
•Effective February 1, 2025, we closed on our acquisition of ConnectiCare and expect approximately $1.2 billion of revenue, mostly in our Marketplace segment.

Collectively, newly reported RFP successes and acquisitions in 2024 represent nearly $7 billion of incremental annual premium revenue, which will be partially realized in 2025, is expected to be mostly realized in 2026 and is expected to be fully realized in 2027 and 2028.
Molina Healthcare, Inc. 2024 Form 10-K | 39

FINANCIAL RESULTS SUMMARY

	Year Ended December 31,
	2024	2023

	(In millions, except per-share amounts)
Premium revenue	$38,627	$32,529
Less: medical care costs	34,428	28,669
Medical margin	4,199	3,860
MCR (1)	89.1%	88.1%

Other revenues:
Premium tax revenue	1,486	1,069
Investment income	452	394
Other revenue	85	80

General and administrative expenses	2,743	2,462
G&A ratio (2)	6.7%	7.2%

Premium tax expenses	1,486	1,069
Depreciation and amortization	186	171
Other	100	128
Operating income	1,707	1,573
Interest expense	118	109
Income before income tax expense	1,589	1,464
Income tax expense	410	373
Net income	$1,179	$1,091

Net income per diluted share	$20.42	$18.77

Diluted weighted average shares outstanding	57.7	58.1

Other Key Statistics:
Ending Membership	5.5	5.0
Effective income tax rate	25.8%	25.5%
After-tax margin (3)	2.9%	3.2%
__________________
(1)MCR represents medical care costs as a percentage of premium revenue.
(2)G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)After-tax margin represents net income as a percentage of total revenue.
CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income amounted to $1,179 million, or $20.42 per diluted share in 2024, compared with net income of $1,091 million, or $18.77 per diluted share, in 2023.
Operating income was $1,707 million in 2024, compared with $1,573 million in 2023. The increase in operating income was mainly due to the impact of increased premiums and medical margin stemming from our membership growth, improved G&A expense ratio, and increased investment income, partially offset by an increase in the consolidated MCR. In addition, the 2023 results reflect a $41 million credit loss related to 2022 Marketplace risk adjustment receivables.
Molina Healthcare, Inc. 2024 Form 10-K | 40

PREMIUM REVENUE
Premium revenue increased $6.1 billion, or 19%, in 2024, when compared with 2023. The higher premium revenue reflects the impact of a balanced combination of the new Medicaid contract wins, acquisitions, and growth in our current footprint, partially offset by the impact of Medicaid redeterminations.
MEDICAL CARE RATIO
The consolidated MCR increased to 89.1% in 2024, compared with 88.1% in 2023, or 100 basis points, and was slightly above our long-term range. The increase is driven mainly by our Medicaid segment, mainly reflecting the continued impact of redetermination-related acuity shifts, higher utilization among our continuing population, particularly in the second half of 2024, and higher initial MCRs related to new contracts, expansion and the My Choice acquisition, partially offset by minimum MLRs and medical cost corridors, continued disciplined medical cost management and year-over-year improvement in our Medicaid and Marketplace segments. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
Prior year reserve development has been favorable in 2024, but its impact on earnings has been mostly absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio increased to 3.7% in 2024, compared with 3.2% in 2023, due mainly to the reinstatement of the California MCO tax by the state’s Department of Health Care Services effective April 1, 2023, and changes in business mix.
INVESTMENT INCOME
Investment income increased to $452 million in 2024, compared with $394 million in 2023. The increase was primarily driven by an increase in invested assets.
OTHER REVENUE
Other revenue increased slightly to $85 million in 2024, compared with $80 million in 2023. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
GENERAL AND ADMINISTRATIVE (“G&A”) EXPENSES
The G&A ratio was 6.7% in 2024, compared to 7.2% in 2023. The G&A ratio in 2024 reflects operating discipline, including labor cost management and vendor management, and the continued benefit of fixed cost leverage as we grow our business, partially offset by new business implementation costs associated with the Nebraska and California Medicaid contracts that started in January 2024 and the New Mexico Medicaid contract that started on July 1, 2024.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $186 million in 2024, compared with $171 million in 2023. The increase is due to impacts of the My Choice Wisconsin and Bright Health Medicare acquisitions.
OTHER OPERATING EXPENSES
Other operating expenses totaled $100 million in 2024, compared with $128 million in 2023. The change is primarily due to the $41 million credit loss on 2022 Marketplace risk adjustment receivables recorded in the third quarter of 2023. This was partially offset by increases in non-recurring costs associated with acquisitions. Other operating expenses also include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense was $118 million in 2024, compared with $109 million in 2023. The increase is due to borrowings under the Credit Facility occurring in the third quarter of 2024 and the new $750 million 6.250% Notes due 2033 that were issued in November 2024.
INCOME TAXES
Income tax expense amounted to $410 million in 2024, or 25.8% of pretax income, compared with income tax expense of $373 million in 2023, or 25.5% of pretax income. The difference in the effective tax rate is primarily due to an increase in state and local income taxes and differences in discrete tax benefits recognized in the respective periods, net of a decrease in nondeductible expenses.
Molina Healthcare, Inc. 2024 Form 10-K | 41

REPORTABLE SEGMENTS
As of December 31, 2024, we served approximately 5.5 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
The key metrics used to assess the performance of our Medicaid, Medicare, and Marketplace segments are premium revenue, medical margin and medical care ratio (“MCR”). MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying medical margin, or the amount earned by the Medicaid, Medicare, and Marketplace segments after medical costs are deducted from premium revenue, represents the most important measure of earnings reviewed by management, and is used by our chief executive officer, who is our chief operating decision maker, to review results, assess performance, and allocate resources. The key metric used to assess the performance of our Other segment is service margin. The service margin is equal to service revenue minus cost of service revenue.
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
SEGMENT FINANCIAL PERFORMANCE
The following table summarizes our membership by segment as of the dates indicated:

	As of December 31,
	2024	2023
Medicaid	4,890,000	4,542,000
Medicare	242,000	172,000
Marketplace	403,000	281,000
Total	5,535,000	4,995,000

The tables below summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Year Ended December 31,
	2024			2023
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$30,579	$2,979	90.3%	$26,327	$2,973	88.7%
Medicare	5,542	603	89.1	4,179	388	90.7
Marketplace	2,506	617	75.4	2,023	499	75.3
Total	$38,627	$4,199	89.1%	$32,529	$3,860	88.1%
Molina Healthcare, Inc. 2024 Form 10-K | 42

Medicaid
Key factors affecting results for this segment include:
•Our growth initiatives, including acquisitions and expansion into new states, drove an increase in member months during the year, despite the impact of redeterminations, and changes in membership mix;
•Impact of redetermination, including the loss of approximately 675,000 members, and a moderate impact from the effect of acuity shifts, net of the beneficial impact of risk corridors; and
•Continued focus on managing medical costs amid higher-than-expected utilization, particularly in LTSS, pharmacy and behavioral health services.
Medicaid premium revenue increased $4.3 billion, or 16% in 2024, when compared with 2023. The higher premium revenue reflects new contract wins in Iowa (commenced in July 2023), Nebraska (commenced in January 2024), and New Mexico (commenced in July 2024), expansions in California and Texas that commenced in January 2024, and September 2024, respectively, and the My Choice acquisition that closed in September 2023. These increases were partially offset by the impact of Medicaid redetermination.
The medical margin of our Medicaid program increased $6 million in 2024, when compared with 2023. The change was driven by the impact of increased premium revenues associated with the membership growth discussed above, partially offset by an increase in the MCR, as discussed below.
The Medicaid MCR increased 160 basis points to 90.3% in 2024, from 88.7% in 2023. The increase was mainly attributable to the continued impact of redetermination-related acuity shifts, higher utilization among our continuing population, particularly in the second half of the year, and a temporal dislocation between premium rates and medical trend. Also, approximately 30 basis points of the increase is driven by the higher initial MCR associated with the start of new contracts and the My Choice acquisition, and approximately 20 basis points was due to a prior year retroactive premium rate reduction in our California business. The increase was partially offset by minimum MLR and medical cost corridors, and medical cost management. Excluding new contracts and the My Choice acquisition, our legacy Medicaid MCR for the year ended December 31, 2024 is above our long-term target range.
Medicare
Key factors affecting results for this segment include:
•Pricing and benefit design changes implemented in 2024;
•Increased utilization of LTSS benefits, high-cost drugs, and outpatient services; and
•The impact of risk-adjusted premiums that are more commensurate with the acuity of our membership.
Medicare premium revenue increased $1.4 billion, or 33%, in 2024 compared to 2023. The increase was primarily due to the Bright Health Medicare acquisition that closed on January 1, 2024, the impact of MAPD and D-SNP membership expansion and organic membership growth in existing states, and increased premiums that are more commensurate with the acuity of our population.
The medical margin for Medicare increased $215 million in 2024 compared to 2023. The increase was mainly due to the year-over-year growth in membership and premium revenues combined with the decrease in MCR discussed below.
The Medicare MCR decreased to 89.1% in 2024, from 90.7% in 2023, or 160 basis points, primarily driven by higher risk adjustment premiums that are commensurate with the acuity of our membership, pricing and benefit design changes implemented in 2024 and operational improvements, partially offset by elevated LTSS and pharmacy costs and higher outpatient utilization within our D-SNP population. The Medicare MCR for the year ended December 31, 2024 is above our long-term target range.
Marketplace
Key factors affecting results for this segment include:
•Execution of our product and pricing strategy, to achieve growth and repositioning in the metallic tier membership mix, while maintaining target margins; and
•Achievement of member risk scores and associated risk-adjusted premium that are commensurate with the health status, or acuity, of our Marketplace members.
Marketplace premium revenue increased $483 million in 2024 compared to 2023. The increase was mainly due to an increase in membership. Our Marketplace membership as of December 31, 2024, amounted to 403,000 members, representing an increase of 122,000 members compared to December 31, 2023, which is in line with our
Molina Healthcare, Inc. 2024 Form 10-K | 43

product and pricing strategy to achieve growth, while maintaining target margins in this segment, and membership gained from redeterminations this year.
The Marketplace medical margin increased $118 million in 2024, primarily due to the growth in premiums and margin associated with the higher membership and the impact of MCR changes discussed below.
The Marketplace MCR was 75.4% in 2024 and 75.3% in 2023. The MCR in each year reflects our product and pricing strategy to achieve growth and maintain target margins, changes in membership mix, risk adjustment premiums that are more commensurate with the acuity of our membership, and continued operational improvements. Our 2024 Marketplace MCR was well below our long-term target range.
Other
The Other segment includes service revenues and costs associated with the long-term services and supports consultative services we provide in Wisconsin, and also includes certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for 2024 and 2023.
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
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries that we believe are appropriate. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. The regulated health plan subsidiaries paid dividends to the parent company amounting to $997 million in 2024 and $705 million in 2023.
Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. The parent company contributed capital of $490 million and $221 million in 2024 and 2023, respectively, to our regulated health plan subsidiaries to satisfy statutory capital and surplus requirements. The higher contributions in 2024 were mainly attributed to fund our California, Iowa, Nebraska, and Wisconsin health plans. Our parent company normally meets its liquidity requirements from administrative services fees earned under administrative services agreements; dividends received from our regulated subsidiaries; federal tax payments collected from the regulated subsidiaries; proceeds received from the issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Cash, cash equivalents and investments at the parent company amounted to $445 million and $742 million as of December 31, 2024, and 2023, respectively. The decrease in 2024 was primarily due to funding of our Bright Health Medicare acquisition for $441 million and the purchase of approximately 3.1 million shares of our stock for $1.0 billion in the third and fourth quarter of 2024, partially offset by the $740 million net proceeds from issuing the new 6.250% Notes, net inflows from dividends received from and capital contributions made to our regulated health plan subsidiaries, and the timing of corporate payments.
Molina Healthcare, Inc. 2024 Form 10-K | 44

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
Cash Flow Activities
Our cash flows are summarized as follows:

	Year Ended December 31,
	2024	2023	Change

	(In millions)
Net cash provided by operating activities	$644	$1,662	$(1,018)
Net cash used in investing activities	(464)	(744)	280
Net cash used in financing activities	(347)	(58)	(289)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(167)	$860	$(1,027)
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
Net cash provided by operations was $644 million in 2024, compared with $1,662 million in 2023. The $1,018 million decrease in 2024 cash flow was due to timing differences in government receivables and payables, including the receipt of Medicare and Medicaid 2024 premium prepayments in the 2023 period, and increased risk corridor settlement activity in 2024.
Investing Activities
Net cash used in investing activities was $464 million in 2024, compared with $744 million in 2023. The change in cash flow was primarily due to a $295 million net cash outflow related to the Bright Health Medicare acquisition in January 2024, and $49 million for final purchase consideration paid for the My Choice Wisconsin acquisition, offset by the net activity of proceeds and purchases of investments, which were net purchases of $21 million in 2024 and net purchases of $661 million in 2023.
Financing Activities
Net cash used in financing activities was $347 million in 2024, compared with $58 million in 2023, a decrease in year-over-year cash flow of $289 million. In 2024, financing activity included $740 million of net proceeds from the issuance of the $750 million 6.250% Notes due 2033, offset by common stock purchases of $1,000 million and $300 million in gross borrowings and payments under the Credit Facility. In 2024 and 2023, cash outflows included $57 million and $60 million, respectively, for common stock withheld to settle employee tax obligations.
Molina Healthcare, Inc. 2024 Form 10-K | 45

FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
On a consolidated basis, as of December 31, 2024, our working capital was $4.9 billion compared with $4.4 billion as of December 31, 2023. At December 31, 2024, our cash and investments amounted to $9.3 billion, compared with $9.4 billion of cash and investments at December 31, 2023. A significant portion of our portfolio is held in cash and cash equivalents and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale decreased to $75 million at December 31, 2024 compared to $108 million at December 31, 2023. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
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
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $2.6 billion at December 31, 2024 and $2.3 billion at December 31, 2023. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of December 31, 2024, was approximately $400 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of December 31, 2024, management believes that our regulated wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital and surplus requirements.
Capital Structure
In October 2024, our board of directors authorized the purchase of up to $1 billion of our common stock. This new program supersedes the stock purchase program previously approved by our board of directors in September 2023 and extends through December 31, 2025.
As debt held by the parent company comes due, we typically engage in a new private offering of debt to retire and replace the prior issuance. In addition, on November 18, 2024 (the “Settlement Date”), we completed a private offering of $750 million aggregate principal amount of our 6.250% Senior Notes due 2033 (the “6.250% Notes”) pursuant to an indenture, dated as of the Settlement Date with U.S. Bank Trust Company and National Association, as trustee. The 6.250% Notes bear interest at a rate of 6.250% per year. Interest on the 6.250% Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2025. Interest accrues from the Settlement Date. The 6.250% Notes will mature on January 15, 2033.
For several years we saw a continued decline in interest rates, which benefited our overall cost of capital during that time. However, interest rates have increased since we issued our 3.875% Notes due 2032 in 2021, as we experienced with our most recent issuance of our 6.250% Notes in 2024. Accordingly, future refinancing may occur at a higher rate than those we have achieved historically. This would increase our cost of capital in the future or may cause us to pursue alternative financing sources, should the need arise.
We are not a party to any off-balance sheet financing arrangements.
Molina Healthcare, Inc. 2024 Form 10-K | 46

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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of December 31, 2024, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
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
Credit Agreement Borrowing Capacity. On September 20, 2024, we entered into a Second Amendment to our Credit Agreement, which, among other things, increased available commitments under our revolving credit facility (“Credit Facility”) to $1.25 billion, and extended the termination date of lending commitments to September 20, 2029. The Credit Agreement also provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $800 million, plus an unlimited amount of such term loans as long as we maintain a minimum consolidated net leverage ratio. As of December 31, 2024, we had available borrowing capacity of $1.25 billion under the Credit Agreement. See further discussion in the Notes to Consolidated Financial Statements, Note 11, “Debt.”
Future Uses
Common Stock Purchases. In October 2024, our board of directors authorized the purchase of up to $1 billion of our common stock. This new program extends through December 31, 2025 and supersedes the stock purchase program previously approved by our board of directors in September 2023. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and repurchases generally will be made in accordance with the volume, price, and timing parameters under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of February 11, 2025, $500 million remained available to purchase our common stock under this program through December 31, 2025. See further information in the Notes to Consolidated Financial Statements, Note 13, “Stockholders' Equity.”
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
Connecticut Acquisition—Marketplace and Medicare. Effective February 1, 2025, we closed on our acquisition of 100% of the issued and outstanding capital stock of ConnectiCare Holding Company, Inc. The purchase price for the transaction was $350 million.
Regulatory Capital Requirements and Dividend Restrictions. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.
The Molina Healthcare Charitable Foundation. In 2020, we announced our formation of The Molina Healthcare Charitable Foundation (the “Foundation”), an independent not-for-profit charitable foundation. We have contributed
Molina Healthcare, Inc. 2024 Form 10-K | 47

$20 million to the Foundation on a cumulative basis as of December 31, 2024. Since 2021, the Molina Healthcare Charitable Foundation has funded over 800 grants to local community organizations in 27 states that address social determinants of health, disaster relief, behavioral health, maternal child health, and other health-related concerns that our afflicting our communities in need.
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
MEDICAL CARE COSTS, MEDICAL CLAIMS AND BENEFITS PAYABLE
Medical care costs are recognized in the period in which services are provided and include fee-for-service claims, pharmacy benefits, capitation payments to providers, and various other medically-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Such medical care costs include amounts paid by us as well as estimated medical claims and benefits payable for costs that were incurred but not paid as of the reporting date (“IBNP”). Pharmacy benefits represent payments for members' prescription drug costs, net of rebates from drug manufacturers. We estimate pharmacy rebates based on historical and current utilization of prescription drugs and contractual provisions. Capitation payments represent monthly contractual fees paid to providers, who are responsible for providing medical care to members, which could include medical or ancillary costs like dental, vision and other supplemental health benefits. Such capitation costs are fixed in advance of the periods covered and are not subject to significant accounting estimates. Other medical care costs include all medically-related administrative costs, amounts due to providers pursuant to risk-sharing or other incentive arrangements, provider claims, claim overpayment recoveries, and other healthcare expenses. Examples of medically-related administrative costs include expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses. Additionally, we include an estimate for the cost of settling claims incurred through the reporting date in our medical claims and benefits payable liability.
Molina Healthcare, Inc. 2024 Form 10-K | 48

The following table illustrates consolidated medical care costs by type for the periods indicated:

	Year Ended December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total

	(In millions)
Fee-for-service	$25,386	73.7%	$21,415	74.7%
Pharmacy	4,331	12.6	3,987	13.9
Capitation	3,048	8.9	1,651	5.8
Other	1,663	4.8	1,616	5.6
Total	$34,428	100.0%	$28,669	100.0%

Medical claims and benefits payable consist mainly of fee-for-service IBNP, unpaid pharmacy claims, capitation costs, other medical costs, including amounts payable to providers pursuant to risk-sharing or other incentive arrangements, and amounts payable to providers on behalf of certain state agencies for certain state assessments in which we assume no financial risk. IBNP includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. When more complete claims payment information and healthcare cost trend data becomes available, we reflect changes in these estimates as an increase or decrease to medical care costs in the consolidated results of operations in the period in which they are determined.
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
For claims incurred within three months before the financial statement date, actual claims paid are a less reliable measure of our ultimate cost since a large portion of medical claims are not submitted to us until several months after services have been provided. Accordingly, we estimate our IBNP liability for claims incurred during these months based on a blend of estimated completion factors and assumed medical care cost trend. The assumed medical care cost trend represents the year-over-year change in per-member per-month medical care costs, which can be affected by many factors including, but not limited to, our ability and practices to manage medical and pharmaceutical costs, changes in level and mix of services utilized, mix of benefits offered, including the impact of co-pays and deductibles, changes in medical practices, changes in member demographics, catastrophes and epidemics, and other relevant factors.
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
Molina Healthcare, Inc. 2024 Form 10-K | 49

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
Because of the significant degree of judgment involved in estimation of our IBNP liability, there is considerable variability and uncertainty inherent in such estimates. The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2024 that would result if we change our completion factors for the fourth through the twelfth months preceding December 31, 2024, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in millions.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$1,139
(4)%	759
(2)%	380
2%	(380)
4%	(759)
6%	(1,139)
The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2024 that would result if we alter our assumed medical care cost trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in millions.

(Decrease) Increase in Trended Per Member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(394)
(4)%	(262)
(2)%	(131)
2%	131
4%	262
6%	394
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
Molina Healthcare, Inc. 2024 Form 10-K | 50

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2024, the fair value of our fixed income investments would decrease by approximately $112 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to the Notes to Consolidated Financial Statements, Note 5, “Fair Value Measurements,” and Note 6, “Investments.”
Borrowings under the Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus, in each case, the applicable margin. Our notes bear interest at specified rates, each payable semiannually in arrears. For further information, see Notes to Consolidated Financial Statements, Note 11, “Debt.”
Molina Healthcare, Inc. 2024 Form 10-K | 51

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Molina Healthcare, Inc. 2024 Form 10-K | 52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2025 expressed an unqualified opinion thereon.
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

Incurred but not paid (IBNP) claims reserves

Description of the Matter
As of December 31, 2024, the Company’s liability for fee-for-service claims incurred but not paid (“IBNP”) comprised $3,085 million of the $4,640 million of Medical Claims and Benefits Payable. As described in Note 10 to the consolidated financial statements, the Company’s IBNP liability is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which seek to measure the cumulative percentage of claims expense that will be paid for a given month of service as of the reporting date, based on historical payment patterns, and assumed health care cost trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.

Molina Healthcare, Inc. 2024 Form 10-K | 53

Auditing management's estimate of the IBNP liability was complex and required the involvement of our actuarial specialists due to the highly judgmental nature of the completion factors and healthcare cost trend assumptions used in the valuation process. The significant judgment was primarily due to the sensitivity of management's best estimate of completion factors and healthcare cost trend assumptions, which have a significant impact on the valuation of the IBNP liability.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the process for estimating the IBNP liability. This included testing management review controls over completion factors and healthcare cost trend assumptions, and management’s review and approval of actuarial methods used to calculate the IBNP liability, including the data inputs and outputs of those models.

To test the IBNP liability, our audit procedures included, among others, testing the completeness and accuracy of data used in the calculation by testing reconciliations of underlying claims and membership data recorded in source systems to the actuarial reserving calculations, and comparing a sample of claims to source documentation. With the assistance of actuarial specialists, we (1) analyzed the Company’s completion and trend factor assumptions based on historical claim experience and healthcare cost trends by independently calculating a range of reasonable reserve estimates for comparison to management’s best estimate of the liability for incurred but not paid claims and (2) performed a review of the prior period IBNP liabilities for incurred but not paid claims using subsequent claims development. Additionally, we reviewed and evaluated management’s disclosures surrounding the IBNP liability.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
Los Angeles, California
February 11, 2025
Molina Healthcare, Inc. 2024 Form 10-K | 54

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022

	(In millions, except per-share data)
Revenue:
Premium revenue	$38,627	$32,529	$30,883
Premium tax revenue	1,486	1,069	873
Investment income	452	394	143
Other revenue	85	80	75
Total revenue	40,650	34,072	31,974
Operating expenses:
Medical care costs	34,428	28,669	27,175
General and administrative expenses	2,743	2,462	2,311
Premium tax expenses	1,486	1,069	873
Depreciation and amortization	186	171	176
Impairment	—	—	208
Other	100	128	58
Total operating expenses	38,943	32,499	30,801
Operating income	1,707	1,573	1,173
Interest expense	118	109	110
Income before income tax expense	1,589	1,464	1,063
Income tax expense	410	373	271
Net income	$1,179	$1,091	$792

Net income per share:
Basic	$20.52	$18.91	$13.72
Diluted	$20.42	$18.77	$13.55
Weighted average shares outstanding:
Basic	57.4	57.7	57.8
Diluted	57.7	58.1	58.5
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Net income	$1,179	$1,091	$792
Other comprehensive income (loss):
Unrealized investment income (loss)	33	102	(204)
Less: effect of income taxes	8	24	(49)
Other comprehensive income (loss), net of tax	25	78	(155)
Comprehensive income	$1,204	$1,169	$637
See accompanying notes.
Molina Healthcare, Inc. 2024 Form 10-K | 55

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

	(Dollars in millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,662	$4,848
Investments	4,325	4,259
Receivables	3,299	3,104
Prepaid expenses and other current assets	487	331
Total current assets	12,773	12,542
Property, equipment, and capitalized software, net	288	270
Goodwill and intangible assets, net	1,938	1,449
Restricted investments	286	261
Deferred income taxes, net	207	227
Other assets	138	143
Total assets	$15,630	$14,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,640	$4,204
Amounts due government agencies	1,874	2,294
Accounts payable, accrued liabilities and other	1,331	1,252
Deferred revenue	51	418
Total current liabilities	7,896	8,168
Long-term debt	2,923	2,180
Finance lease liabilities	195	205
Other long-term liabilities	120	124
Total liabilities	11,134	10,677
Stockholders’ equity:
Common stock, $0.001 par value per share; 150 million shares authorized; outstanding: 56 million shares at December 31, 2024, and 58 million at December 31, 2023	—	—
Preferred stock, $0.001 par value per share; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	462	410
Accumulated other comprehensive loss	(57)	(82)
Retained earnings	4,091	3,887
Total stockholders’ equity	4,496	4,215
Total liabilities and stockholders’ equity	$15,630	$14,892
See accompanying notes.
Molina Healthcare, Inc. 2024 Form 10-K | 56

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
Balance at December 31, 2021	58	$—	$236	$(5)	$2,399	$2,630
Net income	—	—	—	—	792	792
Common stock purchases	(1)	—	(5)	—	(395)	(400)
Other comprehensive loss, net	—	—	—	(155)	—	(155)
Share-based compensation	1	—	97	—	—	97
Balance at December 31, 2022	58	—	328	(160)	2,796	2,964
Net income	—	—	—	—	1,091	1,091
Other comprehensive income, net	—	—	—	78	—	78
Share-based compensation	—	—	82	—	—	82
Balance at December 31, 2023	58	—	410	(82)	3,887	4,215
Net income	—	—	—	—	1,179	1,179
Common stock purchases	(3)	—	(25)	—	(975)	(1,000)
Stock purchase excise tax	—	—	(8)	—	—	(8)
Other comprehensive income, net	—	—	—	25	—	25
Share-based compensation	1	—	85	—	—	85
Balance at December 31, 2024	56	$—	$462	$(57)	$4,091	$4,496
See accompanying notes.
Molina Healthcare, Inc. 2024 Form 10-K | 57

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Operating activities:
Net income	$1,179	$1,091	$792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186	171	176
Deferred income taxes	53	(31)	(66)
Share-based compensation	116	115	103
Impairment	—	—	208
Other, net	8	2	8
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(78)	(778)	(95)
Prepaid expenses and other current assets	(57)	(69)	(124)
Medical claims and benefits payable	(40)	580	153
Amounts due government agencies	(453)	196	(428)
Accounts payable, accrued liabilities and other	115	328	55
Deferred revenue	(367)	59	(11)
Income taxes	(18)	(2)	2
Net cash provided by operating activities	644	1,662	773
Investing activities:
Purchases of investments	(1,132)	(1,433)	(1,913)
Proceeds from sales and maturities of investments	1,111	772	1,398
Net cash paid in business combinations	(344)	(3)	(134)
Purchases of property, equipment and capitalized software	(100)	(84)	(91)
Other, net	1	4	(50)
Net cash used in investing activities	(464)	(744)	(790)
Financing activities:
Common stock purchases	(1,000)	—	(400)
Proceeds from senior notes offerings, net of issuance costs	740	—	—
Proceeds from borrowings under credit facility	300	—	—
Repayment of credit facility	(300)	—	—
Common stock withheld to settle employee tax obligations	(57)	(60)	(54)
Contingent consideration liabilities settled	—	—	(20)
Other, net	(30)	2	33
Net cash used in financing activities	(347)	(58)	(441)
Net (decrease) increase in cash and cash equivalents, and restricted cash and cash equivalents	(167)	860	(458)
Cash and cash equivalents, and restricted cash and cash equivalents at beginning of period	4,908	4,048	4,506
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$4,741	$4,908	$4,048
See accompanying notes.

Molina Healthcare, Inc. 2024 Form 10-K | 58

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$379	$405	$340
Interest	$121	$108	$108
See accompanying notes.

Molina Healthcare, Inc. 2024 Form 10-K | 59

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
As of December 31, 2024, we served approximately 5.5 million members eligible for government-sponsored healthcare programs, located across 21 states.
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
In Marketplace, we enter into contracts with CMS, which end on December 31 of each year and must be renewed annually.
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
Molina Healthcare, Inc. 2024 Form 10-K | 60

	December 31,
	2024	2023	2022

	(In millions)
Cash and cash equivalents	$4,662	$4,848	$4,006
Restricted cash and cash equivalents	79	60	42
Total cash and cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,741	$4,908	$4,048
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
Accrued interest receivable relating to our AFS and HTM securities is presented within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets, and amounted to $56 million and $53 million at December 31, 2024, and 2023, respectively. We do not measure an allowance for credit losses on accrued interest receivable. Instead, we write off accrued interest receivable that has not been collected within 90 days of the interest payment due date. We recognize such write-offs as a reversal of investment income. No accrued interest was written off during the years ended December 31, 2024, 2023, and 2022.
Receivables
Receivables consist primarily of premium amounts due from government agencies, which are subject to potential retroactive adjustments, as well as pharmacy rebates and other receivables. Government receivables amounted to $2,223 million and $2,354 million at December 31, 2024 and 2023, respectively. We apply the current expected credit loss model to measure expected credits losses on our receivables based on available information about past events, current conditions and reasonable and supportable forecasts. Because substantially all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.
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
Molina Healthcare, Inc. 2024 Form 10-K | 61

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
When testing goodwill for impairment, we may first assess qualitative factors, such as industry and market factors, the dynamic economic and political environments in which we operate, cost factors, and changes in overall performance, to determine if it is more likely than not that the carrying value of our reporting units exceed their estimated fair values. If our qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, we perform the quantitative assessment. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative assessment. We performed a qualitative goodwill assessment of our reporting units in the fourth quarter of 2024, and did not identify any factors indicating that the carrying value of our reporting units exceeded their estimated fair values.
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
Molina Healthcare, Inc. 2024 Form 10-K | 62

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
Medical Claims and Benefits Payable
Medical care costs are recognized in the period in which services are provided and include fee-for-service claims, pharmacy benefits, capitation payments to providers, and various other medically-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Such medical care costs include amounts paid by us as well as estimated medical claims and benefits payable for costs that were incurred but not paid as of the reporting date (“IBNP”). Pharmacy benefits represent payments for members' prescription drug costs, net of rebates from drug manufacturers. We estimate pharmacy rebates based on historical and current utilization of prescription drugs and contractual provisions. Capitation payments represent monthly contractual fees paid to providers, who are responsible for providing medical care to members, which could include medical or ancillary costs like dental, vision and other supplemental health benefits. Such capitation costs are fixed in advance of the periods covered and are not subject to significant accounting estimates. Other medical care costs include all medically-related administrative costs, amounts due to providers pursuant to risk-sharing or other incentive arrangements, provider claims, claim overpayment recoveries, and other healthcare expenses. Examples of medically-related administrative costs include expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurses. Additionally, we include an estimate for the cost of settling claims incurred through the reporting date in our medical claims and benefits payable liability.
Medical claims and benefits payable consist mainly of fee-for-service IBNP, unpaid pharmacy claims, capitation costs, other medical costs, including amounts payable to providers pursuant to risk-sharing or other incentive arrangements, and amounts payable to providers on behalf of certain state agencies for certain state assessments in which we assume no financial risk. IBNP includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. When more complete claims payment information and healthcare cost trend data becomes available, we reflect changes in these estimates as an increase or decrease to medical care costs in the consolidated results of operations in the period in which they are determined.
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
Molina Healthcare, Inc. 2024 Form 10-K | 63

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
Minimum MLR, Medical Cost Corridors and Profit Sharing. A portion of our Medicaid premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. This includes remaining risk corridors that were enacted by various states in 2020 in response to the reduced demand for medical services stemming from COVID-19. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. We recorded aggregate liabilities under the terms of such contract provisions of $1,006 million and $1,344 million at December 31, 2024 and 2023, respectively, to amounts due government agencies.
The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. Our dual-eligible plans may also be subject to state-specific Minimum MLRs, medical cost corridors, and profit-sharing provisions. We recognize estimated rebates as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $32 million and $64 million at December 31, 2024 and 2023, respectively, to amounts due government agencies.
The ACA established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program discussed below is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $30 million and $2 million at December 31, 2024 and 2023, respectively, to amounts due government agencies.
Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. We also estimate amounts owed to CMS for Part D settlements. We recorded a liability under the terms of such contract provisions of $115 million and $66 million at December 31, 2024 and 2023, respectively, to amounts due government agencies.
Under this program for our Marketplace business, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the
Molina Healthcare, Inc. 2024 Form 10-K | 64

average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of December 31, 2024, Marketplace risk adjustment payables amounted to $290 million and related receivables amounted to $192 million, for a net payable of $98 million. As of December 31, 2023, Marketplace risk adjustment payables amounted to $201 million and related receivables amounted to $241 million, for a net receivable of $40 million. Marketplace risk adjustment receivables at December 31, 2023 are net of a $41 million credit loss allowance recognized in the third quarter of 2023 on 2022 Marketplace risk adjustment receivables due to the insolvency of an issuer in the Texas risk pool. This charge is included in other operating expenses in the accompanying consolidated statements of income.
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
We report reinsurance premiums as a reduction to premium revenue, while related reinsurance recoveries are reported as a reduction to medical care costs. In certain cases, we participate in state-run reinsurance programs for which no reinsurance premium is paid. Reinsurance premiums amounted to $8 million, $11 million, and $2 million for the years ended December 31, 2024, 2023, and 2022, respectively. Reinsurance recoveries amounted to $20 million, $21 million, and $35 million for the years ended December 31, 2024, 2023, and 2022, respectively. Reinsurance recoverable of $21 million, and $28 million, as of December 31, 2024, and 2023, respectively, is included in “Receivables” in the accompanying consolidated balance sheets.
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
Molina Healthcare, Inc. 2024 Form 10-K | 65

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
Significant Customers
We receive the majority of our revenues under contracts or subcontracts with state Medicaid managed care programs, which are considered individual external customers. Instances where these contracts were at least 10% of our total premium revenue for the year ended December 31, 2024 were California with 10.7%, Texas with 10.7%, and Washington with 10.4%.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual reporting beginning with the fiscal year ending December 31, 2024, and for interim periods thereafter. We have adopted this ASU, with the incremental disclosures presented in Note 16, “Segments”.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require disclosure of additional information about specific expense categories in the notes to financial statements for all public business entities. ASU 2024-03 is effective for annual reporting beginning with the fiscal year ending December 31, 2027, and for interim periods thereafter. Early adoption is permitted. We are currently evaluating the incremental disclosures that will be required in the footnotes to our consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not
Molina Healthcare, Inc. 2024 Form 10-K | 66

have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended December 31,
	2024	2023	2022

	(In millions, except net income per share)
Numerator:
Net income	$1,179	$1,091	$792
Denominator:
Shares outstanding at the beginning of the period	57.8	57.4	57.9
Weighted-average number of shares issued:
Stock purchases	(0.6)	—	(0.5)
Stock-based compensation	0.2	0.3	0.4
Denominator for basic net income per share	57.4	57.7	57.8
Effect of dilutive securities: (1)
Stock-based compensation	0.3	0.4	0.7
Denominator for diluted net income per share	57.7	58.1	58.5

Net income per share - Basic (2)	$20.52	$18.91	$13.72
Net income per share - Diluted (2)	$20.42	$18.77	$13.55

_______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would have been anti-dilutive. For the year ended December 31, 2024,108,000 shares were excluded from diluted shares outstanding.
(2)    Source data for calculations in thousands.

4. Business Combinations
Bright Health Medicare. On January 1, 2024, we closed on our acquisition of 100% of the issued and outstanding capital stock of Brand New Day and Central Health Plan of California (“Bright Health Medicare”) for $441 million in cash, consistent with our strategy to grow in our existing markets. For this transaction, we applied the acquisition method of accounting, where the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition date. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations. Acquisition costs amounted to $1 million in the aggregate for the year ended December 31, 2024, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of income.
The acquisition-date fair value of the consideration transferred consisted of the following, in millions:

Fair value of consideration transferred:
Cash	$341
Contingent consideration	86
Total	$427

The contingent consideration arrangement allowed the seller to earn up to $100 million for the satisfaction of certain conditions within the stock purchase agreement by the fourth quarter of 2024. The fair value of the contingent consideration arrangement at the acquisition date was $86 million. This fair value measurement was based on inputs not observable in the market and thus represented a Level 3 measurement. We estimated the fair value
Molina Healthcare, Inc. 2024 Form 10-K | 67

using a probability-weighted scenario approach focused on existing and expected membership. On the acquisition date, we placed the $100 million into a third-party escrow and recorded a receivable of $14 million in relation to the fair value measurement. As of December 31, 2024, the fair value of the contingent consideration arrangement increased to $100 million due to the conditions being met. The net change in fair value is reported in “Other” operating expenses in our consolidated statements of income.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies we expect to achieve as a result of the transaction, such as the use of our existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. All of the goodwill was assigned to the Medicare segment and is deductible for income tax purposes. The following table summarizes the fair values assigned to assets acquired and liabilities assumed, in millions.

Assets acquired:
Current assets	$335
Goodwill	430
Intangible assets	141
Other long-term assets	53
Liabilities assumed:
Medical claims and benefits payable	(476)
Amounts due government agencies	(33)
Accounts payable, accrued and other long-term liabilities	(23)
Fair value of net assets acquired	$427
The table below presents intangible assets acquired, by major class, for the Bright Health Medicare acquisition. The weighted-average amortization period, in the aggregate, is 11.1 years.

	Fair Value	Life

	(In millions)	(Years)
Contract rights - member list	$104	10
Trade Name	32	15
Provider network	5	10
	$141

My Choice. On September 1, 2023, we closed on our acquisition of My Choice Wisconsin for preliminary purchase consideration of approximately $74 million. In August 2024, we paid additional purchase consideration of $49 million as a result of final purchase price adjustments as provided in the asset purchase agreement. We recorded various measurement period adjustments that were insignificant. These measurement period adjustments and purchase price adjustments have been finalized.
Subsequent Events. Effective February 1, 2025, we closed on our acquisition of 100% of the issued and outstanding capital stock of ConnectiCare Holding Company, Inc. The purchase price for the transaction was $350 million. Due to the recency of the transaction, the initial accounting is incomplete.

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
Molina Healthcare, Inc. 2024 Form 10-K | 68

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
Our financial instruments measured at fair value on a recurring basis at December 31, 2024, were as follows:

	Total	Level 1	Level 2	Level 3

	(In millions)
Corporate debt securities	$2,744	$—	$2,744	$—
Mortgage-backed securities	914	—	914	—
Asset-backed securities	431	—	431	—
Municipal securities	183	—	183	—
U.S. Treasury notes	5	—	5	—
Other	48	—	48	—
Total assets	$4,325	$—	$4,325	$—
Our financial instruments measured at fair value on a recurring basis at December 31, 2023, were as follows:

	Total	Level 1	Level 2	Level 3

	(In millions)
Corporate debt securities	$2,732	$—	$2,732	$—
Mortgage-backed securities	911	—	911	—
Asset-backed securities	365	—	365	—
Municipal securities	166	—	166	—
U.S. Treasury notes	40	—	40	—
Other	45	—	45	—
Total assets	$4,259	$—	$4,259	$—
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$795	$759	$794	$757
3.875% Notes due 2030	645	578	644	583
3.875% Notes due 2032	743	648	742	654
6.250% Notes due 2033	740	741	—	—
Total	$2,923	$2,726	$2,180	$1,994

Molina Healthcare, Inc. 2024 Form 10-K | 69

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	December 31, 2024
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,769	$10	$35	$2,744
Mortgage-backed securities	953	2	41	914
Asset-backed securities	435	2	6	431
Municipal securities	188	—	5	183
U.S. Treasury notes	5	—	—	5
Other	50	—	2	48
Total	$4,400	$14	$89	$4,325

	December 31, 2023
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,781	$16	$65	$2,732
Mortgage-backed securities	951	4	44	911
Asset-backed securities	376	1	12	365
Municipal securities	172	—	6	166
U.S. Treasury notes	40	—	—	40
Other	47	—	2	45
Total	$4,367	$21	$129	$4,259
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of our current investments as of December 31, 2024 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$570	$567
Due after one year through five years	2,224	2,202
Due after five years through ten years	500	494
Due after ten years	1,106	1,062
Total	$4,400	$4,325
In the years ended December 31, 2024, 2023, and 2022, maturities and redemptions of available-for-sale securities amounted to $1,012 million, $513 million, and $1,069 million, respectively, and sales amounted to $99 million, $259 million, and $329 million, respectively. Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains amounted to $2 million, $1 million and $1 million in the years ended December 31, 2024, 2023 and 2022, respectively, and were reclassified into earnings from other comprehensive income on a net-of-tax basis. Gross realized investment losses amounted to $3 million, $11 million and $7 million in the years ended December 31, 2024, 2023 and 2022, respectively, and were reclassified into earnings from other comprehensive income on a net-of-tax basis.
Molina Healthcare, Inc. 2024 Form 10-K | 70

We have determined that unrealized losses at December 31, 2024, 2023 and 2022 primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Further, as of December 31, 2024, we do not intend to sell, and it is not likely that we will be required to sell these investments prior to the recovery of their amortized cost basis. Therefore, we determined that an allowance for credit losses was not necessary.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2024:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$811	$10	541	$935	$25	449
Mortgage-backed securities	271	5	197	406	36	244
Asset-backed securities	84	1	48	143	5	73
Municipal securities	38	1	27	95	4	89
Other	—	—	—	15	2	16
Total	$1,204	$17	813	$1,594	$72	871
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
We have the intent and ability to hold these restricted investments until maturity, and as a result, we expect to collect the contractual cash flows associated with these investments and do not recognize interim fluctuations in fair value. Accordingly, our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value, of which $139 million will mature in one year or less, $142 million will mature in one through five years, and $5 million will mature after five years.
Molina Healthcare, Inc. 2024 Form 10-K | 71

The following table presents the balances of restricted investments:

	December 31,
	2024	2023

	(In millions)
Cash and cash equivalents	$79	$60
U.S. Treasury notes	191	167
Corporate debt and other securities	16	34
Total restricted investments	$286	$261

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
A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2024	2023

	(In millions)
Capitalized software	$788	$687
Property and equipment	205	199
Building and improvements	35	41
Land	1	5
Total cost	1,029	932
Less: accumulated amortization - capitalized software	(612)	(537)
Less: accumulated depreciation and amortization - property, equipment, building, and improvements	(194)	(192)
Total accumulated depreciation and amortization	(806)	(729)
ROU assets - finance leases	65	67
Property, equipment, and capitalized software, net	$288	$270
The following table presents all depreciation and amortization recognized in our consolidated statements of income:

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Amortization of intangible assets	$82	$85	$77
Amortization of capitalized software	69	58	54
Amortization of finance leases	19	18	28
Depreciation and amortization of property, equipment, building, and improvements	16	10	17
Total depreciation and amortization	$186	$171	$176

Molina Healthcare, Inc. 2024 Form 10-K | 72

8. Leases
We are a party to operating and finance leases primarily for our corporate and health plan offices. Our operating leases have remaining lease terms up to 11 years, some of which include options to extend the leases for up to 10 years. As of December 31, 2024, the weighted average remaining operating lease term is 8 years.
Our finance leases have remaining lease terms up to 14 years, some of which include options to extend the leases for up to 25 years. As of December 31, 2024, the weighted average remaining finance lease term is 11 years.
In the year ended December 31, 2022, the Company recognized $192 million of ROU asset impairments associated with our reduction in leased space used in our business operations to accommodate our move to a remote work environment.
As of December 31, 2024, the weighted-average discount rate used to compute the present value of lease payments was 5.0% for operating lease liabilities, and 6.5% for finance lease liabilities. The components of lease expense for the years ended December 31, 2024, 2023, and 2022 are presented in the following table.

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Operating lease expense	$14	$15	$31

Finance lease expense:
Amortization of ROU assets	$19	$18	$28
Interest on lease liabilities	15	15	15
Total finance lease expense	$34	$33	$43
Supplemental consolidated cash flow information related to leases follows:

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Cash used in operating activities:
Operating leases	$24	$28	$31
Finance leases	15	15	15
Cash used in financing activities:
Finance leases	24	24	15
ROU assets recognized in exchange for lease obligations:
Operating leases	5	12	10
Finance leases	17	13	18
Molina Healthcare, Inc. 2024 Form 10-K | 73

Supplemental information related to leases, including location of amounts reported in the accompanying consolidated balance sheets, follows:

	December 31,
	2024	2023

	(In millions)
Operating leases:
ROU assets
Other assets	$35	$43
Lease liabilities
Accounts payable and accrued liabilities (current)	$15	$20
Other long-term liabilities (non-current)	68	85
Total operating lease liabilities	$83	$105
Finance leases:
ROU assets
Property, equipment, and capitalized software, net	$65	$67
Lease liabilities
Accounts payable and accrued liabilities (current)	$23	$21
Finance lease liabilities (non-current)	195	205
Total finance lease liabilities	$218	$226
Maturities of lease liabilities as of December 31, 2024, were as follows:

	Operating	Finance
	Leases	Leases

	(In millions)
2025	$19	$36
2026	13	32
2027	11	27
2028	9	25
2029	8	25
Thereafter	42	169
Subtotal - undiscounted lease payments	102	314
Less imputed interest	(19)	(96)
Total	$83	$218

9. Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amounts of goodwill by segment, for the periods presented.

	Medicaid	Medicare	Other	Consolidated

	(In millions)
Balance, December 31, 2022	$899	$172	$44	$1,115
Acquisitions and measurement period adjustments	95	31	—	126
Balance, December 31, 2023	994	203	44	1,241
Acquisitions and measurement period adjustments	—	430	—	430
Balance, December 31, 2024	$994	$633	$44	$1,671

The changes in the carrying amounts of both goodwill and intangible assets, net, in 2024, were due to the
Molina Healthcare, Inc. 2024 Form 10-K | 74

acquisitions described in Note 4, “Business Combinations.”
Intangible Assets, Net
The following table provides the details of identified intangible assets, by major class, for the periods presented.

	December 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount

	(In millions)
Contract rights and licenses	$624	$429	$195	$520	$357	$163
Provider networks	64	34	30	59	29	30
Trade names	54	12	42	22	7	15
Total	$742	$475	$267	$601	$393	$208
As of December 31, 2024, we estimate that our intangible asset amortization will be approximately $80 million in 2025, $40 million in 2026, $29 million in 2027, and $21 million in 2028 and 2029.

10. Medical Claims and Benefits Payable
The following table provides the details of our medical claims and benefits payable as of the dates indicated.

	December 31,
	2024	2023	2022

	(In millions)
Fee-for-service claims incurred but not paid (“IBNP”)	$3,085	$2,901	$2,597
Pharmacy payable	249	202	206
Capitation payable	182	100	94
Other	1,124	1,001	631
Total	$4,640	$4,204	$3,528
“Other” medical claims and benefits payable mainly includes provider incentives and amounts payable to certain providers for which we act as an intermediary on behalf of various government agencies, including arrangements where we are not assuming financial risk. The receipts and payments related to non-risk arrangements do not impact our consolidated statements of income.
The following tables present the components of the change in our medical claims and benefits payable for the periods indicated.

	Year Ended December 31, 2024
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,444	$532	$228	$4,204
Components of medical care costs related to:
Current year	28,211	5,000	1,892	35,103
Prior years	(611)	(61)	(3)	(675)
Total medical care costs	27,600	4,939	1,889	34,428
Payments for medical care costs related to:
Current year	24,950	4,464	1,646	31,060
Prior years	2,258	761	220	3,239
Total paid	27,208	5,225	1,866	34,299
Acquired balances, net of post-acquisition adjustments	—	476	—	476
Change in non-risk and other provider payables	(169)	—	—	(169)
Medical claims and benefits payable, ending balance	$3,667	$722	$251	$4,640

Molina Healthcare, Inc. 2024 Form 10-K | 75

	Year Ended December 31, 2023
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,815	$452	$261	$3,528
Components of medical care costs related to:
Current year	23,749	3,802	1,545	29,096
Prior years	(395)	(11)	(21)	(427)
Total medical care costs	23,354	3,791	1,524	28,669
Payments for medical care costs related to:
Current year	20,999	3,293	1,323	25,615
Prior years	2,069	431	234	2,734
Total paid	23,068	3,724	1,557	28,349
Acquired balances, net of post-acquisition adjustments	82	14	—	96
Change in non-risk and other provider payables	261	(1)	—	260
Medical claims and benefits payable, ending balance	$3,444	$532	$228	$4,204

	Year Ended December 31, 2022
	Medicaid	Medicare	Marketplace	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,580	$404	$379	$3,363
Components of medical care costs related to:
Current year	22,097	3,390	1,972	27,459
Prior years	(251)	(32)	(1)	(284)
Total medical care costs	21,846	3,358	1,971	27,175
Payments for medical care costs related to:
Current year	19,655	2,944	1,746	24,345
Prior years	1,966	361	343	2,670
Total paid	21,621	3,305	2,089	27,015
Acquired balances, net of post-acquisition adjustments	12	—	—	12
Change in non-risk and other provider payables	(2)	(5)	—	(7)
Medical claims and benefits payable, ending balance	$2,815	$452	$261	$3,528

The amounts presented for “Components of medical care costs related to: Prior years” represent the amount by which our original estimate of medical claims and benefits payable at the beginning of the year varied from the actual liabilities, based on information (principally the payment of claims) developed since those liabilities were first reported.
Our estimates of medical claims and benefits payable recorded at December 31, 2023, 2022 and 2021 developed favorably by approximately $675 million, $427 million and $284 million in 2024, 2023 and 2022, respectively. The favorable prior year development recognized in 2024 was primarily due to lower than expected utilization of medical services by our members and improved operating performance, including claim payment recoveries related to prior year dates of service, mainly in the Medicaid segment. Consequently, the ultimate costs recognized in 2024, as claims payments were processed, were lower than our estimates in 2023.
The favorable prior year development recognized in 2023 was primarily due to lower than expected utilization of medical services by our members and improved operating performance, including claim payment recoveries related to prior year dates of service, mainly in the Medicaid segment. Consequently, the ultimate costs recognized in 2023, as claims payments were processed, were lower than our estimates in 2022.
The favorable prior year development recognized in 2022 was primarily due to lower than expected utilization of medical services by our members and improved operating performance, including claim payment recoveries related to prior year dates of service, mainly in the Medicaid segment. Consequently, the ultimate costs recognized in 2022, as claims payments were processed, were lower than our estimates in 2021, which was not discernible until additional information was provided, and as claims payments were processed.
Molina Healthcare, Inc. 2024 Form 10-K | 76

The following tables provide information about our consolidated incurred and paid claims development as of December 31, 2024, as well as cumulative claims frequency and the total of incurred but not paid claims liabilities. The pattern of incurred and paid claims development is consistent across each of our segments. The cumulative claim frequency is measured by claim event, and includes claims covered under capitated arrangements.

Incurred Claims and Allocated Claims Adjustment Expenses				Total IBNP	Cumulative number of reported claims
Benefit Year	2022	2023	2024

	(Unaudited)	(Unaudited)
	(In millions)
2022	$27,459	$27,128	$27,036	$13	148
2023		29,192	28,634	52	157
2024			35,103	3,018	158
			$90,773	$3,083

Cumulative Paid Claims and Allocated Claims Adjustment Expenses
Benefit Year	2022	2023	2024

	(Unaudited)	(Unaudited)
	(In millions)
2022	$24,345	$27,051	$27,023
2023		25,615	28,887
2024			31,060
			$86,970
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for medical claims and benefits payable.

2024

(In millions)
Incurred claims and allocated claims adjustment expenses	$90,773
Less: cumulative paid claims and allocated claims adjustment expenses	(86,970)
All outstanding liabilities before 2022	2
Acquired balances	476
Non-risk and other provider payables	359
Medical claims and benefits payable	$4,640

11. Debt
Contractual maturities of debt, as of December 31, 2024, are illustrated in the following table. All amounts represent the principal amounts of the debt instruments outstanding.

	Total	2025	2026	2027	2028	2029	Thereafter

	(In millions)
4.375% Notes due 2028	$800	$—	$—	$—	$800	$—	$—
3.875% Notes due 2030	650	—	—	—	—	—	650
3.875% Notes due 2032	750	—	—	—	—	—	750
6.250% Notes due 2033	750	—	—	—	—	—	750
Total	$2,950	$—	$—	$—	$800	$—	$2,150
Molina Healthcare, Inc. 2024 Form 10-K | 77

The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	December 31,
	2024	2023

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
6.250% Notes due 2033	750	—
Deferred debt issuance costs	(27)	(20)
Total	$2,923	$2,180
Credit Agreement
On September 20, 2024, we entered into a Second Amendment to our credit agreement (as amended, the “Credit Agreement”) which includes an increase in available commitments under the revolving credit facility (“Credit Facility”) to $1.25 billion, among other provisions. The Credit Agreement has a term of five years, and all amounts outstanding will be due and payable on September 20, 2029. Borrowings under the Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case, the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, we are required to pay a quarterly commitment fee. We have other relationships, including financial advisory and banking, with some parties to the Credit Agreement.
The Credit Agreement contains customary non-financial and financial covenants. As of December 31, 2024, we were in compliance with all financial and non-financial covenants under the Credit Agreement. As of December 31, 2024, no amounts were outstanding under the Credit Facility.
Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of the Parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. In addition, each of the indentures governing the senior notes contain customary non-financial covenants and change of control provisions. As of December 31, 2024, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We have $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of December 31, 2024, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We have $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of December 31, 2024, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We have $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of December 31, 2024, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
6.250% Notes due 2033. On November 18, 2024, we completed the private offering of $750 million aggregate principal amount of senior notes (the “6.250% Notes due 2033”), which are due January 15, 2033, unless earlier redeemed. The 6.250% Notes due 2033 contain optional early redemption provisions, with redemption prices in excess of par. Interest, at a rate of 6.250% per annum, is payable semiannually in arrears on January 15 and July 15 of each year, commencing July 15, 2025. Deferred issuance costs amounted to $10 million.

Molina Healthcare, Inc. 2024 Form 10-K | 78

12. Income Taxes
Income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Current:
Federal	$298	$349	$297
State	59	55	40
Total current	357	404	337
Deferred:
Federal	47	(28)	(66)
State	6	(3)	—
Total deferred	53	(31)	(66)
Income tax expense	$410	$373	$271
A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
State income provision, net of federal benefit	3.2	2.8	3.0
Nondeductible compensation	1.1	1.4	1.8
Other	0.5	0.3	(0.3)
Effective tax rate	25.8%	25.5%	25.5%
Deferred tax assets and liabilities are classified as non-current. Significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023

	(In millions)
Accrued expenses and reserve liabilities	$99	$94
Other accrued medical costs	25	26
Net operating losses	5	7
Unearned premiums	2	19
Lease liabilities	79	87
Unrealized losses	18	26
Fixed assets and intangibles	32	24
Tax credit carryover	5	5
Other	13	6
Valuation allowance	(19)	(24)
Total deferred income tax assets, net of valuation allowance	259	270
Right-of-use assets	(26)	(29)
Prepaid expenses	(26)	(14)
Total deferred income tax liabilities	(52)	(43)
Net deferred income tax asset	$207	$227
At December 31, 2024, we had state net operating loss carryforwards of $39 million, which begin expiring in 2037 with some having an indefinite carryforward period, and foreign net operating loss carryforwards of $6 million, which
Molina Healthcare, Inc. 2024 Form 10-K | 79

begin expiring in 2032. Additionally, as of December 31, 2024, we had foreign tax credit carryovers of $5 million, which expire in 2030.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2024, $19 million of deferred tax assets did not satisfy the recognition criteria. Therefore, we decreased our valuation allowance by $5 million, from $24 million at December 31, 2023, to $19 million as of December 31, 2024.
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
The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Gross unrecognized tax benefits at beginning of period	$(5)	$(5)	$(15)
Lapse in statute of limitations	—	—	10
Gross unrecognized tax benefits at end of period	$(5)	$(5)	$(5)
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rates is $5 million at December 31, 2024, 2023 and 2022. We expect that during the next 12 months it is reasonably possible that unrecognized tax benefit liabilities may decrease by $5 million due to resolution of a state refund claim. The state refund claim will not result in a cash payment for income taxes if our claim is denied.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of December 31, 2024, 2023 and 2022 were insignificant.
We may be subject to examination by the IRS for calendar years after 2020. With a few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local, and Puerto Rico tax examinations for years before 2019.

13. Stockholders' Equity
Stock Purchase Programs
In September 2023, our board of directors authorized the purchase of up to $750 million of our common stock. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 1,465,000 shares for $500 million in the third quarter of 2024 (average cost of $341.25 per share).
In October 2024, our board of directors authorized the purchase of up to $1 billion of our common stock. This new program extends through December 31, 2025 and supersedes the stock purchase program previously approved by our board of directors in September 2023. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 1,666,000 shares for $500 million in the fourth quarter of 2024 (average cost of $300.04 per share). No shares were purchased in 2025 through February 11, 2025.
We have accrued a stock repurchase excise tax of $8 million related to the share repurchase programs as of December 31, 2024, located in “Accounts payable, accrued liabilities and other” and “Additional paid-in capital” in the accompanying consolidated balance sheets.
Molina Healthcare, Inc. 2024 Form 10-K | 80

Share-Based Compensation
In connection with our employee stock plans, approximately 360,000 shares and 442,000 shares of common stock were issued, net of shares used to settle employees’ income tax obligations, during the years ended December 31, 2024, and 2023, respectively. Total share-based compensation expense is reported in “General and administrative expenses” in the accompanying consolidated statements of income, and summarized below.

	Year Ended December 31,
	2024		2023		2022

	(In millions)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
RSAs and PSUs (defined below)	$109	$100	$108	$102	$97	$90
Employee stock purchase plan	7	7	7	7	6	6
Total	$116	$107	$115	$109	$103	$96
Equity Incentive Plan
At December 31, 2024, we had employee equity incentives outstanding under our 2019 Equity Incentive Plan (the “2019 EIP”). The 2019 EIP provides for awards, in the form of restricted stock awards (“RSAs”), performance stock units (“PSUs”), stock options, and other stock– or cash–based awards, to eligible persons who perform services for us. The 2019 EIP provides for the issuance of up to 2.9 million shares of our common stock.
Stock-based awards. RSAs and PSUs are granted with a fair value equal to the market price of our common stock on the date of grant, and generally vest in equal annual installments over periods up to four years from the date of grant. PSUs vest in their entirety at the end of three-year performance periods, if their performance conditions are met. We generally recognize expense for RSAs and PSUs on a straight-line basis. The weighted-average grant date fair value of our RSAs was $382.23 in 2024, $277.37 in 2023, and $312.27 in 2022. The weighted-average grant date fair value of our PSUs was $353.44 in 2024, $233.50 in 2023, and $214.94 in 2022. Activity for stock-based awards in the year ended December 31, 2024, is summarized below.

	RSAs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2023	535,447	$268.41	410,374	$286.77
Granted	232,162	382.23	307,226	353.44
Vested	(224,447)	251.45	(175,101)	276.30
Forfeited	(55,515)	307.84	(13,417)	293.64
Unvested balance, December 31, 2024	487,647	$325.91	529,082	$328.77

As of December 31, 2024, total unrecognized compensation expense related to unvested RSAs and PSUs was $96 million, and $98 million, respectively, which we expect to recognize over a remaining weighted-average period of 2.0 years, and 1.9 years, respectively. This unrecognized compensation cost assumes an estimated forfeiture rate of 8% for non-executive employees as of December 31, 2024, based on actual forfeitures over the last 4 years.
The total fair value of awards vested is presented in the following table.

	Year Ended December 31,
	2024	2023	2022

	(In millions)
RSAs	$86	$62	$70
PSUs	68	90	69
Total vested	$154	$152	$139
Molina Healthcare, Inc. 2024 Form 10-K | 81

Employee Stock Purchase Plans (“ESPP”)
Under our ESPP, eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We estimate the fair value of the stock issued using a standard option pricing model. For the years ended December 31, 2024, 2023, and 2022, the inputs to this model were as follows: risk-free interest rates of approximately 0.2% to 5.4%; expected volatility of approximately 25% to 31%, dividend yields of 0%, and an average expected life of 0.5 years.

14. Employee Benefit Plans
We sponsor defined contribution 401(k) plans that cover substantially all employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plans amounted to $61 million, $54 million, and $45 million in the years ended December 31, 2024, 2023, and 2022, respectively.

We also have a non-qualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer portions of their base salary and bonus to provide tax-deferred growth. The deferrals are distributable based upon termination of employment or other periods, as elected under the plan and were $50 million and $39 million as of December 31, 2024 and 2023, respectively.

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
All of our health plans except California, Florida, Massachusetts and New York, are subject to the RBC rules. The minimum statutory capital requirements in these states are based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, or other financial ratios. If our California, Florida, Massachusetts or New York health plans became subject to RBC rules, minimum capital required for those states could increase. Our Massachusetts health plan maintains a $35 million performance bond, effective through December 31, 2025, to partially satisfy minimum net worth requirements in that state.
Statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries, which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $4.2 billion at December 31, 2024. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company—Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $445 million and $742 million as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, our health plans had aggregate statutory capital and surplus of approximately $4.6 billion, which was in excess of the required minimum aggregate statutory capital and surplus of approximately $2.6 billion. We have the ability and commitment to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continues to meet regulatory requirements.
Molina Healthcare, Inc. 2024 Form 10-K | 82

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
We are involved in legal actions in the ordinary course of business including, but not limited to, various employment claims, vendor disputes, and provider claims. Some of these legal actions seek monetary damages, including claims for punitive damages, which may not be covered by insurance. We review legal matters and update our estimates, or range of estimates, of reasonably possible and estimable losses and related disclosures, as necessary. We have accrued liabilities for legal matters for which we deem the loss to be both probable and reasonably estimable. These liability estimates could change as a result of further developments. The outcome of these legal actions are inherently uncertain. An adverse determination in one or more of these pending matters could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Kentucky RFP. On September 4, 2020, Anthem Kentucky Managed Care Plan, Inc. (“Anthem”) brought an action in Franklin County Circuit Court against the Kentucky Finance and Administration Cabinet, the Kentucky Cabinet for Health and Family Services, and all of the five winning bidder health plans, including our Kentucky health plan. On September 9, 2022, the Kentucky Court of Appeals ruled that, with regard to the earlier Circuit Court ruling granting Anthem relief, the Circuit Court should not have invalidated the 2020 procurement and thus should not have awarded a contract to Anthem. Anthem sought discretionary review by the Kentucky Supreme Court (“KSC”) of the ruling by the Court of Appeals. On March 14, 2024, the KSC entered an Order affirming the Kentucky Court of Appeals. On April 3, 2024, Anthem filed a motion for reconsideration of the KSC Order, which the KSC denied on October 24, 2024. On November 1, 2024, the trial judge lifted the existing injunction that had allowed Anthem to participate as a sixth managed care organization in the Kentucky Medicaid Program. On November 4, 2024, Anthem sought an evidentiary hearing on other alleged scoring errors in the 2020 RFP. On November 26, 2024, the trial court judge denied Anthem’s motion for evidentiary hearing. Anthem did not appeal, thereby concluding this case.
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
Texas Qui Tam Litigation. On May 7, 2013, a relator filed under seal a qui tam action in Texas state court against Molina Healthcare, Inc. and Molina Healthcare of Texas, Inc., asserting claims under the Texas Medicaid Fraud Prevention Act (“TMFPA”) on behalf of the State of Texas. As required by the TMFPA, the original petition was filed in camera and under seal, and without Molina’s awareness, to permit the State to decide whether to intervene. In 2019, the State declined to intervene. In June 2019, as a result of the State’s election to decline intervention, the trial court unsealed the original petition, at which time Molina became aware of the lawsuit. The relator’s third amended petition was filed on January 19, 2024. The petition alleged that, during the periods in question some ten years ago, Molina failed to assess STAR+PLUS members for personal attendant services, failed to provide those members with contractually required health care benefits, and misrepresented to the State Molina’s capacity to perform the assessments and the status of the assessments. Based on these allegations, the relator contended that Molina is liable to the State under the TMFPA for statutorily defined civil remedies, disgorgement of previous capitation payments, and interest. Molina denied the relator’s allegations as well as any liability in the lawsuit. In January 2025, the parties entered into a final settlement agreement in order to avoid the delay and expense of litigation. This matter is therefore concluded, and will not have a material effect on our business, financial condition, cash flows, or results of operations.
Professional Liability Insurance
We carry medical professional liability insurance for healthcare services rendered in our primary care locations and throughout the communities we serve. In addition, we carry managed care errors and omissions insurance for all managed care services that we provide.

Molina Healthcare, Inc. 2024 Form 10-K | 83

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
The key metrics used to assess the performance of our Medicaid, Medicare, and Marketplace segments are premium revenue, medical margin and medical care ratio (“MCR”). MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying medical margin, or the amount earned by the Medicaid, Medicare, and Marketplace segments after medical costs are deducted from premium revenue, represents the most important measure of earnings reviewed by management, and is used by our chief executive officer, who is our chief operating decision maker, to review results, assess performance, and allocate resources. Such oversight and decision making includes, among others, pricing, approving capital expenditures, and identifying growth opportunities. The key metric used to assess the performance of our Other segment is service margin. The service margin is equal to service revenue minus cost of service revenue. We do not report total assets by segment since this is not a metric used to assess segment performance or allocate resources.

	Year Ended December 31, 2024
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$30,579	$5,542	$2,506	$—	$38,627
Service revenue	—	—	—	81	81
Revenue from external customers	30,579	5,542	2,506	81	38,708
Other operating revenues (1)					1,942
Total revenue					40,650
Operating Expenses:
Medical care costs	27,600	4,939	1,889	—	34,428
Cost of service revenue	—	—	—	73	73
Segment expenses	27,600	4,939	1,889	73	34,501
Other operating expenses (2)					4,442
Operating income					1,707
Less: interest expense					118
Income before income tax expense					$1,589
Segment Margin:
Medical margin	$2,979	$603	$617	$—	$4,199
Service margin	—	—	—	8	8
Molina Healthcare, Inc. 2024 Form 10-K | 84

	Year Ended December 31, 2023
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$26,327	$4,179	$2,023	$—	$32,529
Service revenue	—	—	—	76	76
Revenue from external customers	26,327	4,179	2,023	76	32,605
Other operating revenues (1)					1,467
Total revenue					34,072
Operating Expenses:
Medical care costs	23,354	3,791	1,524	—	28,669
Cost of service revenue	—	—	—	67	67
Segment expenses	23,354	3,791	1,524	67	28,736
Other operating expenses (2)					3,763
Operating income					1,573
Less: interest expense					109
Income before income tax expense					$1,464
Segment Margin:
Medical margin	$2,973	$388	$499	$—	$3,860
Service margin	—	—	—	9	9

	Year Ended December 31, 2022
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$24,827	$3,795	$2,261	$—	$30,883
Service revenue	—	—	—	71	71
Revenue from external customers	24,827	3,795	2,261	71	30,954
Other operating revenues (1)					1,020
Total revenue					31,974
Operating Expenses:
Medical care costs	21,846	3,358	1,971	—	27,175
Cost of service revenue	—	—	—	60	60
Segment expenses	21,846	3,358	1,971	60	27,235
Other operating expenses (2)					3,566
Operating income					1,173
Less: interest expense					110
Income before income tax expense					$1,063
Segment Margin:
Medical margin	$2,981	$437	$290	$—	$3,708
Service margin	—	—	—	11	11
______________________
(1)Other operating revenues include premium tax revenue, investment income and certain other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, impairment, and certain other operating expenses.

Molina Healthcare, Inc. 2024 Form 10-K | 85

17. Condensed Financial Information of Registrant
The condensed balance sheets as of December 31, 2024 and 2023, and the related condensed statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 2024 for our parent company Molina Healthcare, Inc. (the “Registrant”), are presented below.
Condensed Balance Sheets

	December 31,
	2024	2023

	(In millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$414	$694
Investments	31	48
Receivables	4	—
Due from affiliates	111	174
Prepaid expenses and other current assets	218	133
Total current assets	778	1,049
Property, equipment, and capitalized software, net	250	234
Goodwill and intangible assets, net	1,348	825
Investments in subsidiaries	5,697	4,911
Deferred income taxes, net	—	57
Advances to related parties and other assets	102	94
Total assets	$8,175	$7,170
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other	$473	$527
Total current liabilities	473	527
Long-term debt	2,923	2,180
Finance lease liabilities	195	205
Deferred income taxes, net	34	—
Other long-term liabilities	54	43
Total liabilities	3,679	2,955
Stockholders’ equity:
Common stock, $0.001 par value; 150 million shares authorized; outstanding: 56 million shares at December 31, 2024 and 58 million at December 31, 2023	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	462	410
Accumulated other comprehensive loss	(57)	(82)
Retained earnings	4,091	3,887
Total stockholders’ equity	4,496	4,215
Total liabilities and stockholders’ equity	$8,175	$7,170
See accompanying notes.
Molina Healthcare, Inc. 2024 Form 10-K | 86

Condensed Statements of Income

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Revenue:
Administrative services fees	$2,145	$2,038	$1,826
Investment income and other revenue	19	27	8
Total revenue	2,164	2,065	1,834
Expenses:
General and administrative expenses	2,039	1,952	1,721
Depreciation and amortization	139	131	141
Impairment	—	—	138
Other	29	20	—
Total operating expenses	2,207	2,103	2,000
Operating loss	(43)	(38)	(166)
Interest expense	118	109	110
Loss before income tax benefit and equity in net earnings of subsidiaries	(161)	(147)	(276)
Income tax expense (benefit)	7	(7)	(42)
Net loss before equity in net earnings of subsidiaries	(168)	(140)	(234)
Equity in net earnings of subsidiaries	1,347	1,231	1,026
Net income	$1,179	$1,091	$792
Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Net income	$1,179	$1,091	$792
Other comprehensive income (loss):
Unrealized investment income (loss)	33	102	(204)
Less: effect of income taxes	8	24	(49)
Other comprehensive income (loss), net of tax	25	78	(155)
Comprehensive income	$1,204	$1,169	$637
See accompanying notes.

Molina Healthcare, Inc. 2024 Form 10-K | 87

Condensed Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Operating activities:
Net cash provided by operating activities	$63	$81	$119
Investing activities:
Capital contributions to subsidiaries	(490)	(221)	(159)
Dividends received from subsidiaries	997	705	668
Purchases of investments	—	(2)	(29)
Proceeds from sales and maturities of investments	17	1	49
Purchases of property, equipment and capitalized software	(97)	(79)	(86)
Net cash paid in business combinations	(489)	(74)	—
Change in amounts due to/from affiliates	60	5	(69)
Other, net	6	7	3
Net cash provided by investing activities	4	342	377
Financing activities:
Common stock purchases	(1,000)	—	(400)
Proceeds from senior notes offering, net of issuance costs	740	—	—
Proceeds from borrowings under credit facility	300	—	—
Repayment of credit facility	(300)	—	—
Common stock withheld to settle employee tax obligations	(57)	(60)	(54)
Contingent consideration liabilities settled	—	—	(20)
Other, net	(30)	2	33
Net cash used in financing activities	(347)	(58)	(441)
Net (decrease) increase in cash and cash equivalents	(280)	365	55
Cash and cash equivalents at beginning of period	694	329	274
Cash and cash equivalents at end of period	$414	$694	$329
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
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to our subsidiaries pursuant to administrative services agreements that include, but are not limited to, information technology, product development and administration, underwriting, claims processing, customer service, certain care management services, human resources, marketing, purchasing, risk management, actuarial, finance, accounting, compliance, legal and public relations. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2024, 2023, and 2022 for these services amounted to $2,145 million, $2,038 million, and $1,826 million, respectively, and are included in operating revenue.
Molina Healthcare, Inc. 2024 Form 10-K | 88

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

Molina Healthcare, Inc. 2024 Form 10-K | 89

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
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, at the reasonable assurance level. In addition, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (“GAAP”) for each of the periods presented herein.
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
Management concluded that we maintained effective internal control over financial reporting as of December 31, 2024, based on criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Effective January 1, 2024, we completed our acquisition of Brand New Day and Central Health Plan of California (“Bright Health Medicare”). We are in the process of evaluating the existing controls and procedures of Bright Health Medicare, and integrating them into our internal controls over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the Bright Health Medicare acquisition from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. The business that we acquired in the Bright Health Medicare acquisition constituted 3% and 5% of total and net assets, respectively, as of December 31, 2024, and 3% and 1% of revenues and net income, respectively, for the year ended December 31, 2024. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, includes all of our consolidated operations except for those disclosure controls and procedures of Bright Health Medicare that are subsumed by internal control over financial reporting.
Ernst & Young, LLP, the independent registered public accounting firm who audited our Consolidated Financial Statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Molina Healthcare, Inc. 2024 Form 10-K | 90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Molina Healthcare, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bright Health Medicare, which is included in the 2024 consolidated financial statements of the Company and constituted 3% and 5% of total and net assets, respectively, as of December 31, 2024, and 3% and 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Bright Health Medicare.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 11, 2025 expressed an unqualified opinion thereon.
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
Molina Healthcare, Inc. 2024 Form 10-K | 91

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California
February 11, 2025

Molina Healthcare, Inc. 2024 Form 10-K | 92

Item 9B. OTHER INFORMATION
(a)    None.
(b)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended December 31, 2024.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), and is incorporated herein by reference. This information will be included in the following sections of the 2025 Proxy Statement:
•PROPOSAL 1 - Election of Directors
•Information About Director Nominees
•Information About Directors Continuing in Office
•Additional Information About Directors
•Corporate Governance and Board of Directors Matters
•Information About the Executive Officers of the Company
•Section 16(a) Beneficial Ownership Reporting Compliance
Information relating to our Code of Business Conduct and Ethics, our Insider Trading Policy and compliance with Section 16(a) of the Exchange Act will be set forth in the 2025 Proxy Statement and is incorporated herein by reference. We intend to disclose on our website any amendments to or waivers of our Code of Business Conduct and Ethics as required by law or NYSE rules, under the heading “Investor Information—Corporate Governance” at molinahealthcare.com.
Item 11. EXECUTIVE COMPENSATION
Information required by Item 11 of Part III will be included in the 2025 Proxy Statement in the section entitled “Executive Compensation,” and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by Item 12 of Part III will be included in the 2025 Proxy Statement in the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III will be included in the 2025 Proxy Statement in the sections entitled “Related Party Transactions,” and “Corporate Governance and Board of Directors Matters—Director Independence,” and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Los Angeles, CA, Auditor Firm ID: 42.
Information required by Item 14 of Part III will be included in the 2025 Proxy Statement in the section entitled “Fees Paid to Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Molina Healthcare, Inc. 2024 Form 10-K | 93

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

Molina Healthcare, Inc. 2024 Form 10-K | 94

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February, 2025.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Zubretsky
Joseph M. Zubretsky
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 11, 2025.

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
Richard C. Zoretic
Molina Healthcare, Inc. 2024 Form 10-K | 95

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

Number	Description	Method of Filing
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002
3.2	Certificate of Amendment to Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Form 10-K filed February 13, 2024
3.3	Certificate of Amendment to Certificate of Incorporation	Filed as Exhibit 3.3 to registrant’s Form 10-K filed February 13, 2024
3.4	Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.1 to registrant’s Form 8-K filed December 26, 2023
4.1	Indenture, dated as of June 2, 2020, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed June 2, 2020
4.2	Form of 4.375% Notes (included in Exhibit 4.1).	Filed as Exhibit 4.2 to registrant’s Form 8-K filed June 2, 2020 (Included in Exhibit 4.1 to registrant’s Form 8-K filed June 2, 2020)
4.3	Indenture, dated as of November 17, 2020, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 17, 2020
4.4	Form of 3.875% Notes due 2030 (included in Exhibit 4.3)	Filed as Exhibit 4.2 to registrant’s Form 8-K filed November 17, 2020 (Included in Exhibit 4.1 to registrant’s Form 8-K filed November 17, 2020)
4.5	Indenture, dated as of November 16, 2021, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 16, 2021
4.6	Form of 3.875% Notes due 2032 (included in Exhibit 4.5)	Filed as Exhibit 4.2 to registrant’s Form 8-K filed November 16, 2021 (Included in Exhibit 4.1 to registrant’s Form 8-K filed November 16, 2021)
4.7	Description of Registrant’s Securities	Filed herewith
4.8	Indenture, dated as of November 18, 2024, by and between Molina Healthcare, Inc. and U.S. Bank Company Trust Company, National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 18, 2024
4.9	Form of 6.250% Notes due 2033	Filed as Exhibit 4.2 to registrant’s Form 8-K filed November 18, 2024 (Included in Exhibit 4.1 to registrant’s Form 8-K filed November 18, 2024)
***10.1
Credit Agreement, dated as of June 8, 2020, by and among Molina Healthcare, Inc., as the Borrower, Truist Bank, as Administrative Agent, Issuing Bank and Swingline Lender, and the Lenders party thereto
Filed as Exhibit 10.1 to registrant’s Form 8-K filed June 8, 2020
10.2	First Amendment to Credit Agreement, dated as of April 26, 2023, by and between Molina Healthcare, Inc. and Truist Bank, in its capacity as Administrative Agent	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed April 27, 2023
***10.3	Second Amendment to Credit Agreement, dated as of September 20, 2024, by and among the Company, the Lenders party thereto and Truist Bank, as Administrative Agent, Issuing Bank and Swingline Lender	Filed as Exhibit 10.1 to registrant’s Form 8-K filed September 23, 2024
Molina Healthcare, Inc. 2024 Form 10-K | 96

Number	Description	Method of Filing
*10.4	2019 Employee Stock Purchase Plan	Filed as Exhibit 10.3 to registrant’s Form 10-K filed February 13, 2024
*10.5	Molina Healthcare, Inc. 2019 Equity Incentive Plan	Filed herewith
*10.6	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed July 31, 2019
*10.7	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed July 31, 2019
*10.8	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed July 31, 2019
*10.9	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed July 31, 2019
*10.10	Molina Healthcare, Inc. Second Amended and Restated Change in Control Severance Plan	Filed as Exhibit 10.14 to registrant’s Form 10-K filed February 16, 2021
*10.11	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007
*10.12	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2022)	Filed as Exhibit 10.10 to registrant’s Form 10-K filed February 14, 2022
*10.13	First Amendment to Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2022)	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 26, 2023
*10.14	Employment Agreement with Jeff Barlow dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013
*10.15	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013
*10.16	Amended and Restated Employment Agreement, dated September 8, 2021, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed September 9, 2021
*10.17	Amendment of Employment Agreement, dated February 16, 2022, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 16, 2022
*10.18	Amendment of Employment Agreement, dated August 19, 2024, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed August 20, 2024
*10.19	Performance Stock Unit Award Agreement, dated August 19, 2024, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.2 to registrant’s Form 8-K filed August 20, 2024
*10.20	Performance Stock Unit Award Agreement, dated October 16, 2024, by and between Molina Healthcare, Inc. and Mark L. Keim	Filed as Exhibit 10.1 to registrant’s Form 8-K filed October 17, 2024
+10.21	Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.36 to registrant’s Form 10-K filed February 19, 2019
***10.22	First Amendment, dated August 1, 2019, to the Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 30, 2019
**10.23	Change Request #7 to the Master Services Agreement dated February 2, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 27, 2022
19.1	Insider Trading Policy	Filed herewith
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
Molina Healthcare, Inc. 2024 Form 10-K | 97

Number	Description	Method of Filing
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97	Molina Healthcare, Inc. Policy for Recovery of Erroneously Awarded Compensation	Filed as Exhibit 97 to registrant’s Form 10-K filed February 13, 2024
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith

*	Management contract or compensatory plan or arrangement.
**	Certain portions of this agreement have been omitted in accordance with Item 601(b)(10) of Regulation S-K. A copy of any omitted portion will be furnished to the Securities and Exchange Commission upon request. The location of the redacted confidential information is indicated in the exhibit as “[redacted]”.
***	Certain schedules (or similar attachments) to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant agrees to furnish a copy of any omitted schedule (or similar attachment) to the Securities and Exchange Commission upon request.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “[redacted]”.

Molina Healthcare, Inc. 2024 Form 10-K | 98