Form 10-Q
period 2025-03-31
MOLINA HEALTHCARE, INC.
filed 2025-04-24
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	MOH	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 18, 2025, was approximately 54.2 million.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2025	2024

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$10,628	$9,504
Premium tax revenue	388	297
Investment income	108	108
Other revenue	23	22
Total revenue	11,147	9,931
Operating expenses:
Medical care costs	9,479	8,414
General and administrative expenses	774	711
Premium tax expenses	388	297
Depreciation and amortization	48	45
Other	25	38
Total operating expenses	10,714	9,505
Operating income	433	426
Interest expense	43	27
Income before income tax expense	390	399
Income tax expense	92	98
Net income	$298	$301

Net income per share - Basic	$5.47	$5.21
Net income per share - Diluted	$5.45	$5.17

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2025	2024

	(In millions) (Unaudited)
Net income	$298	$301
Other comprehensive gain (loss):
Unrealized investment gain (loss)	39	(5)
Less: effect of income taxes	10	(2)
Other comprehensive gain (loss), net of tax	29	(3)
Comprehensive income	$327	$298

See accompanying notes.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,856	$4,662
Investments	4,438	4,325
Receivables	3,491	3,299
Prepaid expenses and other current assets	472	487
Total current assets	13,257	12,773
Property, equipment, and capitalized software, net	287	288
Goodwill, and intangible assets, net	2,175	1,938
Restricted investments	311	286
Deferred income taxes, net	193	207
Other assets	163	138
Total assets	$16,386	$15,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,804	$4,640
Amounts due government agencies	1,863	1,874
Accounts payable, accrued liabilities and other	1,119	1,331
Deferred revenue	369	51
Total current liabilities	8,155	7,896
Long-term debt	3,574	2,923
Finance lease liabilities	192	195
Other long-term liabilities	155	120
Total liabilities	12,076	11,134
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 54 million shares at March 31, 2025 and 56 million at December 31, 2024	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	434	462
Accumulated other comprehensive loss	(28)	(57)
Retained earnings	3,904	4,091
Total stockholders’ equity	4,310	4,496
Total liabilities and stockholders’ equity	$16,386	$15,630

See accompanying notes.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2024	56	$—	$462	$(57)	$4,091	$4,496
Net income	—	—	—	—	298	298
Common stock purchases	(2)	—	(15)	—	(485)	(500)
Stock purchase excise tax	—	—	(5)	—	—	(5)
Other comprehensive income, net	—	—	—	29	—	29
Share-based compensation	—	—	(8)	—	—	(8)
Balance at March 31, 2025	54	$—	$434	$(28)	$3,904	$4,310

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2023	58	$—	$410	$(82)	$3,887	$4,215
Net income	—	—	—	—	301	301
Other comprehensive loss, net	—	—	—	(3)	—	(3)
Share-based compensation	1	—	(20)	—	—	(20)
Balance at March 31, 2024	59	$—	$390	$(85)	$4,188	$4,493

See accompanying notes.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024

	(In millions) (Unaudited)
Operating activities:
Net income	$298	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48	45
Deferred income taxes	13	26
Share-based compensation	27	36
Other, net	2	2
Changes in operating assets and liabilities:
Receivables	(90)	(123)
Prepaid expenses and other current assets	(56)	8
Medical claims and benefits payable	(81)	(24)
Amounts due government agencies	(32)	183
Accounts payable, accrued liabilities and other	(268)	(215)
Deferred revenue	252	(90)
Income taxes	77	65
Net cash provided by operating activities	190	214
Investing activities:
Purchases of investments	(189)	(380)
Proceeds from sales and maturities of investments	331	211
Net cash paid in business combinations	(245)	(295)
Purchases of property, equipment and capitalized software	(22)	(27)
Other, net	2	3
Net cash used in investing activities	(123)	(488)
Financing activities:
Common stock purchases	(500)	—
Proceeds from borrowings under credit facility	150	—
Proceeds from borrowings under term loan	500	—
Common stock withheld to settle employee tax obligations	(36)	(56)
Other, net	33	(6)
Net cash provided by (used in) financing activities	147	(62)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	214	(336)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,741	4,908
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,955	$4,572

Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2025

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
As of March 31, 2025, we served approximately 5.8 million members eligible for government-sponsored healthcare programs, located across 22 states.
Our state Medicaid contracts typically have terms of three years to five years, contain renewal options exercisable by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. Such contracts are subject to risk of loss in states that issue requests for proposal (“RFP”) open to competitive bidding by other health plans. If one of our health plans is not a successful responsive bidder to a state RFP, its contract may not be renewed.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits (such as pharmacy services, behavioral health services, or long-term care services); populations such as the aged, blind or disabled (“ABD”); and regions or service areas.
In Medicare, we enter into Medicare Advantage-Part D contracts with the Centers for Medicare and Medicaid Services (“CMS”) annually, and for dual-eligible programs, we enter into contracts with CMS, in partnership with each state’s department of health and human services. Such contracts typically have terms of one year to three years.
In Marketplace, we enter into contracts with CMS, which end on December 31 of each year, and must be renewed annually.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the entire year ending December 31, 2025.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2024. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in our December 31, 2024, audited consolidated financial statements have been omitted.
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
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 7

	March 31,
	2025	2024

	(In millions)
Cash and cash equivalents	$4,856	$4,513
Restricted cash and cash equivalents	99	59
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,955	$4,572

Receivables
Receivables consist primarily of premium amounts due from government agencies, which are subject to potential retroactive adjustments, as well as pharmacy rebates and other receivables. Government receivables amounted to $2,265 million and $2,223 million at March 31, 2025 and December 31, 2024, respectively. We apply the current expected credit loss model to measure expected credit losses on our receivables based on available information about past events and reasonable and supportable forecasts. Because substantially all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.
Premium Revenue Recognition and Amounts Due Government Agencies
Premium revenue is generated from our contracts with state and federal agencies, in connection with our participation in the Medicaid, Medicare, and Marketplace programs. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. Many of our contracts contain provisions that may adjust or limit revenue or profit, as described below. Consequently, we recognize premium revenue as it is earned under such provisions. Liabilities accrued for premiums to be returned under such provisions are reported in the aggregate as “Amounts due government agencies” in the accompanying consolidated balance sheets. State Medicaid programs and the federal Medicare program periodically adjust premium rates, including certain components of premium revenue that are subject to accounting estimates and are described below, and in our 2024 Annual Report on Form 10-K, Note 2, “Significant Accounting Policies,” under “Premium Revenue Recognition and Amounts Due Government Agencies,” and “Quality Incentives.”
Minimum MLR, Medical Cost Corridors and Profit Sharing. A portion of our Medicaid premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. This includes remaining risk corridors that were enacted by various states in 2020 in response to the reduced demand for medical services stemming from COVID-19. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. We recorded aggregate liabilities under the terms of such contract provisions of $856 million and $1,006 million at March 31, 2025 and December 31, 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. Our dual-eligible plans may also be subject to state-specific Minimum MLRs, medical cost corridors, and profit-sharing provisions. We recognize estimated rebates as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $39 million and $32 million at March 31, 2025 and December 31, 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The ACA established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program discussed below is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $33 million and $30 million at March 31, 2025 and December 31, 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 8

Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. We also estimate amounts owed to CMS for Part D settlements. We recorded a liability under the terms of such contract provisions of $112 million and $115 million at March 31, 2025 and December 31, 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Under this program for our Marketplace business, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable) and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of March 31, 2025, Marketplace risk adjustment payables amounted to $454 million and related receivables amounted to $227 million, for a net payable of $227 million. As of December 31, 2024, Marketplace risk adjustment payables amounted to $290 million and related receivables amounted to $192 million, for a net payable of $98 million.
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
Income Taxes
The provision for income taxes is determined using an estimated annual effective tax rate, which generally differs from the U.S. federal statutory rate primarily because of tax credits, state taxes, and nondeductible expenses such as certain compensation and other general and administrative expenses.
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

Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 9

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2025	2024

	(In millions, except net income per share)
Numerator:
Net income	$298	$301
Denominator:
Shares outstanding at the beginning of the period	55.0	57.8
Weighted-average number of shares issued:
Stock-based compensation	0.1	0.1
Stock purchases	(0.5)	—
Denominator for basic net income per share	54.6	57.9
Effect of dilutive securities: (1)
Stock-based compensation	0.2	0.4
Denominator for diluted net income per share	54.8	58.3

Net income per share - Basic (2)	$5.47	$5.21
Net income per share - Diluted (2)	$5.45	$5.17

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive.
(2)    Source data for calculations in thousands.

4. Business Combinations
ConnectiCare. Effective February 1, 2025, we closed on our acquisition of 100% of the issued and outstanding capital stock of ConnectiCare Holding Company, Inc. (“ConnectiCare”) for $350 million in cash. For this transaction, we applied the acquisition method of accounting, where the total purchase price was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition date. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations. Acquisition costs amounted to $2 million in the aggregate for the three months ended March 31, 2025, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of income.
The valuation of the assets acquired and liabilities assumed has not yet been finalized. Further, the finalization of purchase price adjustments as provided in the stock purchase agreement is expected to occur in the first quarter of 2026. As a result, provisional estimates have been recorded and are subject to change, primarily for accounts that include the use of estimates, such as medical claims and benefits payable, receivables, amounts due government agencies, certain acquired intangible assets, and certain tax assets and liabilities.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 10

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies we expect to achieve as a result of the transaction, such as the use of our existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. All of the goodwill was assigned to the Marketplace segment and is not deductible for income tax purposes. The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed, in millions.

Assets acquired:
Current assets	$450
Goodwill	197
Intangible assets	61
Other long-term assets	31
Liabilities assumed:
Medical claims and benefits payable	(245)
Amounts due government agencies	(21)
Accounts payable, accrued and other long-term liabilities	(123)
Fair value of net assets acquired	$350
The table below presents intangible assets acquired, by major class, for the ConnectiCare acquisition. The weighted-average amortization period, in the aggregate, is 9.8 years.

	Fair Value	Life

	(In millions)	(Years)
Contract rights - member list	$36	7
Trade name	19	15
Provider network	6	10
	$61

5. Fair Value Measurements
We consider the carrying amounts of current assets and current liabilities to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions used to: a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, refer to our 2024 Annual Report on Form 10-K, Note 5, “Fair Value Measurements.”
Our financial instruments measured at fair value on a recurring basis at March 31, 2025, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,751	$—	$2,751	$—
Mortgage-backed securities	983	—	983	—
Asset-backed securities	441	—	441	—
Municipal securities	210	—	210	—
U.S. Treasury notes	5	—	5	—
Other	48	—	48	—
Total assets	$4,438	$—	$4,438	$—
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 11

Our financial instruments measured at fair value on a recurring basis at December 31, 2024, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,744	$—	$2,744	$—
Mortgage-backed securities	914	—	914	—
Asset-backed securities	431	—	431	—
Municipal securities	183	—	183	—
U.S. Treasury notes	5	—	5	—
Other	48	—	48	—
Total assets	$4,325	$—	$4,325	$—

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$796	$763	$795	$759
3.875% Notes due 2030	645	581	645	578
3.875% Notes due 2032	743	658	743	648
6.250% Notes due 2033	740	740	740	741
Term Loan	500	500	—	—
Credit Facility	150	150	—	—
Total	$3,574	$3,392	$2,923	$2,726

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	March 31, 2025
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,757	$17	$23	$2,751
Mortgage-backed securities	1,008	6	31	983
Asset-backed securities	443	3	5	441
Municipal securities	212	1	3	210
U.S. Treasury notes	5	—	—	5
Other	49	—	1	48
Total	$4,474	$27	$63	$4,438

Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 12

	December 31, 2024
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,769	$10	$35	$2,744
Mortgage-backed securities	953	2	41	914
Asset-backed securities	435	2	6	431
Municipal securities	188	—	5	183
U.S. Treasury notes	5	—	—	5
Other	50	—	2	48
Total	$4,400	$14	$89	$4,325

The contractual maturities of our current investments as of March 31, 2025 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$568	$566
Due after one year through five years	2,162	2,156
Due after five years through ten years	553	552
Due after ten years	1,191	1,164
Total	$4,474	$4,438

In the three months ended March 31, 2025, and 2024, maturities and redemptions of available-for-sale securities amounted to $314 million and $188 million, respectively, and sales amounted to $17 million and $23 million, respectively. Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains were insignificant for the three months ended March 31, 2025 and 2024. Gross realized investment losses were insignificant for the three months ended March 31, 2025. Gross realized investment losses amounted to $2 million in the three months ended March 31, 2024, and were reclassified into earnings from other comprehensive income on a net-of-tax basis.
We have determined that unrealized losses at March 31, 2025, and December 31, 2024, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Further, as of March 31, 2025, we do not intend to sell, and it is not likely that we will be required to sell these investments prior to the recovery of their amortized cost basis. Therefore, we determined that an allowance for credit losses was not necessary.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of March 31, 2025:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$492	$5	358	$766	$18	365
Mortgage-backed securities	187	1	143	380	30	182
Asset-backed securities	—	—	—	123	5	61
Municipal securities	—	—	—	94	3	85
Other	—	—	—	15	1	17
Total	$679	$6	501	$1,378	$57	710
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 13

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
We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $311 million at March 31, 2025, of which $261 million will mature in one year or less, $45 million will mature in one through five years, and $5 million will mature after five years.

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
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 14

	Three Months Ended March 31, 2025
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,667	$722	$251	$—	$4,640
Components of medical care costs related to:
Current year	7,495	1,352	795	23	9,665
Prior years	(156)	(56)	26	—	(186)
Total medical care costs	7,339	1,296	821	23	9,479
Payments for medical care costs related to:
Current year	4,593	721	458	17	5,789
Prior years	2,760	623	287	14	3,684
Total paid	7,353	1,344	745	31	9,473
Acquired balances, net of post-acquisition adjustments	—	122	88	35	245
Change in non-risk and other payables	(87)	—	—	—	(87)
Medical claims and benefits payable, ending balance	$3,566	$796	$415	$27	$4,804

	Three Months Ended March 31, 2024
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,444	$532	$228	$—	$4,204
Components of medical care costs related to:
Current year	7,006	1,318	424	—	8,748
Prior years	(289)	(39)	(6)	—	(334)
Total medical care costs	6,717	1,279	418	—	8,414
Payments for medical care costs related to:
Current year	4,490	702	217	—	5,409
Prior years	2,066	630	183	—	2,879
Total paid	6,556	1,332	400	—	8,288
Acquired balances, net of post-acquisition adjustments	—	391	—	—	391
Change in non-risk and other provider payables	(119)	(31)	—	—	(150)
Medical claims and benefits payable, ending balance	$3,486	$839	$246	$—	$4,571

Incurred but not paid (“IBNP”) plus expected development on report claims as of March 31, 2025 was $3,194 million. IBNP includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. Our estimates of medical claims and benefits payable recorded at December 31, 2024, and 2023 developed favorably by approximately $186 million and $334 million as of March 31, 2025, and 2024, respectively.
The favorable prior year development recognized in the three months ended March 31, 2025 was primarily attributable to reserving under moderately adverse conditions, lower than expected utilization of medical services by our members and improved operating performance, mainly in the Medicaid segment. Consequently, the ultimate costs recognized in 2025, as claims payments were processed, were lower than our estimates in 2024.

Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 15

8. Debt
The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	March 31, 2025	December 31, 2024

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
6.250% Notes due 2033	750	750
Term Loan	500	—
Credit Facility	150	—
Deferred debt issuance costs	(26)	(27)
Total	$3,574	$2,923

Credit Agreement
On February 19, 2025, we entered into a Third Amendment to our credit agreement (the “Amended Credit Agreement”) which reflects the establishment of a delayed draw commitment (“Term Loan”) in an aggregate principal amount of $500 million. The Term Loan matures on February 19, 2027. The Amended Credit Agreement also includes a revolving credit facility (“Credit Facility”) of $1.25 billion, among other provisions. The Amended Credit Agreement has a term of five years, and all amounts outstanding (other than the Term Loan) will be due and payable on September 20, 2029. Borrowings under the Amended Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case, the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, we are required to pay a quarterly commitment fee. We have other relationships, including financial advisory and banking, with some parties to the Amended Credit Agreement.
The Amended Credit Agreement contains customary non-financial and financial covenants. As of March 31, 2025, we were in compliance with all financial and non-financial covenants under the Amended Credit Agreement. As of March 31, 2025, $150 million was outstanding under the Credit Facility and $500 million was outstanding under the Term Loan.
Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of the parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. In addition, each of the indentures governing the senior notes contain customary non-financial covenants and change of control provisions. As of March 31, 2025, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We have $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of March 31, 2025, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We have $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of March 31, 2025, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We have $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of March 31, 2025, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
6.250% Notes due 2033. We have $750 million aggregate principal amount of senior notes (the “6.250% Notes due 2033”) outstanding as of March 31, 2025, which are due January 15, 2033, unless earlier redeemed. Interest, at a rate of 6.250% per annum, is payable semiannually in arrears on January 15 and July 15.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 16

9. Stockholders' Equity
In October 2024, our board of directors authorized the purchase of up to $1 billion of our common stock. This program had superseded the stock purchase program previously approved by our board of directors in September 2023. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 1,679,000 shares for $500 million in the first quarter of 2025 (average cost of $297.83 per share). These first quarter purchases exhausted the funds available under the board’s October 2024 $1 billion repurchase authorization.
We have accrued a stock repurchase excise tax of $13 million related to the current and prior year share repurchase programs as of March 31, 2025, located in “Accounts payable, accrued liabilities and other” and “Additional paid-in capital” in the accompanying consolidated balance sheets.
In April 2025, our board of directors newly authorized the purchase of up to an additional $1 billion of our common stock. This new program extends through December 31, 2026. In consultation with the Finance Committee of the Board, the exact timing and amount of any share repurchases shall be determined by management based on market conditions and share price, in addition to other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. No shares have been repurchased to date under this new program.

10. Segments
We currently have four reportable segments consisting of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other. Our reportable segments are consistent with how we currently manage the business and view the markets we serve.
The Medicaid, Medicare, and Marketplace segments represent the government-funded or sponsored programs under which we offer managed healthcare services. The Other segment, which is insignificant to our consolidated results of operations, includes long-term services and supports consultative services in Wisconsin and the commercial portion of the business acquired in connection with the ConnectiCare transaction that closed effective February 1, 2025.
The key metrics used to assess the performance of our segments are revenue, margin and medical care ratio (“MCR”). MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying margin, or the amount earned by the segments after medical or service costs are deducted from revenue, represents the most important measure of earnings reviewed by management, and is used by our chief executive officer, who is our chief operating decision maker, to review results, assess performance, and allocate resources. Such oversight and decision making includes, among others, pricing, approving capital expenditures, and identifying growth opportunities. We do not report total assets by segment since this is not a metric used to assess segment performance or allocate resources.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 17

	Three Months Ended March 31, 2025
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$8,130	$1,468	$1,004	$26	$10,628
Service revenue	—	—	—	22	22
Revenue from external customers	8,130	1,468	1,004	48	10,650
Other operating revenues (1)					497
Total revenue					11,147
Operating Expenses:
Medical care costs	7,339	1,296	821	23	9,479
Cost of service revenue	—	—	—	19	19
Segment expenses	7,339	1,296	821	42	9,498
Other operating expenses (2)					1,216
Operating income					433
Less: interest expense					43
Income before income tax expense					$390
Segment Margin:
Medical margin	$791	$172	$183	$3	$1,149
Service margin	—	—	—	3	3

	Three Months Ended March 31, 2024
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$7,492	$1,442	$570	$—	$9,504
Service revenue	—	—	—	20	20
Revenue from external customers	7,492	1,442	570	20	9,524
Other operating revenues (1)					407
Total revenue					9,931
Operating Expenses:
Medical care costs	6,717	1,279	418	—	8,414
Cost of service revenue	—	—	—	18	18
Segment expenses	6,717	1,279	418	18	8,432
Other operating expenses (2)					1,073
Operating income					426
Less: interest expense					27
Income before income tax expense					$399
Segment Margin:
Medical margin	$775	$163	$152	$—	$1,090
Service margin	—	—	—	2	2
______________________
(1)Other operating revenues include premium tax revenue, investment income, and certain other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, and certain other operating expenses.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 18

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

Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 19

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
Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our 2024 Annual Report on Form 10-K, including without limitation risks related to the following matters:
•the implementation in 2025 of Medicaid rate adjustments and updates that are not commensurate with the current medical cost trends in our states and the health acuity levels of our members;
•federal or state legislative or regulatory changes to the Medicaid, Medicare, or Marketplace programs, including potential reductions in Medicaid funding, changes to the federal matching percentage paid to states for either the Medicaid expansion or general population, block grants or per capita caps, work requirements, the reduction or elimination of provider taxes, the non-renewal of Marketplace subsidies, or the implementation of new program integrity rules, insufficient Medicare Advantage rate adjustments, or amendments of the Affordable Care Act (“ACA”);
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
•cyber-attacks, ransomware attacks, or other privacy or data security incidents involving either ourselves or our contracted vendors, that result in an inadvertent unauthorized disclosure of protected information or operational delays;
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
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 20

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
•the success of our providers, including delegated providers, the adequacy of our provider networks, the successful maintenance of relations with our providers, and potential medical or pharmaceutical supply shortfalls suffered by our providers incidental to the implementation of tariffs;
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
•the failure to comply with the financial or other covenants in the Amended Credit Agreement (as defined below) or the indentures governing our outstanding senior notes;
•the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, and meet our general liquidity needs;
•the failure of a state in which we operate to renew its federal Medicaid waiver;
•risks associated with vaccine hesitancy and the potential for a new epidemic or pandemic, including risks presented by the H5N1 bird flu or the measles;
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
This Form 10-Q and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our 2024 Annual Report on Form 10-K.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 21

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.8 million members as of March 31, 2025, located across 22 states.
FIRST QUARTER 2025 HIGHLIGHTS
We reported net income of $298 million, or $5.45 per diluted share, for the first quarter of 2025, which reflected the following:
•Membership of 5.8 million at March 31, 2025 increased 25,000, or 0.4%, compared with March 31, 2024, primarily due to the growth in the Marketplace segment, including as a result of the ConnectiCare acquisition, partially offset by the impact of Medicaid redeterminations;
•Premium revenue of $10.6 billion, which increased 12% compared with the first quarter of 2024 due to the premium growth in the Medicaid and Marketplace segments;
•Consolidated medical care ratio (“MCR”) of 89.2% compared with 88.5% for the first quarter of 2024, mainly reflecting expected higher medical benefits utilization in our Medicaid segment and a higher than expected MCR in our Marketplace segment, due to certain prior period items, and a higher initial MCR related to the ConnectiCare acquisition;
•General and administrative expense (“G&A”) ratio of 6.9%, compared with 7.2% for the first quarter of 2024, reflecting operating discipline and the continued benefit of fixed cost leverage as we grow our business; and
•After-tax margin of 2.7%, which was in line with our expectations.

Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 22

CONSOLIDATED FINANCIAL SUMMARY
The following table summarizes our consolidated results of operations and other financial information for the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(In millions, except per-share amounts)
Premium revenue	$10,628	$9,504
Less: medical care costs	9,479	8,414
Medical margin	1,149	1,090
MCR (1)	89.2%	88.5%

Other revenues:
Premium tax revenue	388	297
Investment income	108	108
Other revenue	23	22

General and administrative expenses	774	711
G&A ratio (2)	6.9%	7.2%

Premium tax expenses	388	297
Depreciation and amortization	48	45
Other	25	38
Operating income	433	426
Interest expense	43	27
Income before income tax expense	390	399
Income tax expense	92	98
Net income	$298	$301

Net income per share – Diluted	$5.45	$5.17

Diluted weighted average shares outstanding	54.8	58.3

Other Key Statistics
Ending Membership	5.8	5.7
Effective income tax rate	23.7%	24.5%
After-tax margin (3)	2.7%	3.0%
________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    After-tax margin represents net income as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the first quarter of 2025 amounted to $298 million, or $5.45 per diluted share, compared with $301 million, or $5.17 per diluted share, in the first quarter of 2024. Operating income increased to $433 million in the first quarter of 2025, compared with $426 million in the first quarter of 2024.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 23

The change in operating income was mainly due to the impact of higher MCRs in our Medicaid and Marketplace, including the expected higher initial MCR related to new contracts, recent acquisitions and organic growth, partially offset by the impact of increased premium revenue.
PREMIUM REVENUE
Premium revenue increased $1,124 million, or 12%, in the first quarter of 2025, when compared with the first quarter of 2024. The higher premium revenue is due to premium growth in the Medicaid and Marketplace segments, reflecting the impact of a balanced combination of the new Medicaid contract wins, rate increases, organic growth, and the ConnectiCare acquisition, partially offset by the impact of Medicaid redeterminations. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
MEDICAL CARE RATIO
The consolidated MCR was 89.2% in the first quarter of 2025, and 88.5% in the first quarter of 2024. The results mainly reflect expected higher medical benefit utilization in our Medicaid segment, partially offset by rate increases, and a higher than expected MCR in our Marketplace segment, due to certain prior period items, and a higher initial MCR related to the ConnectiCare acquisition. These increases were partially offset by continued strong medical cost management. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
The impact of prior year reserve development in the first quarter of 2025 was not significant, and its impact on earnings was mostly absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 3.5% and 3.0% for the first quarter of 2025 and 2024, respectively. The current year ratio increase was mainly due to changes in business mix.
INVESTMENT INCOME
Investment income was $108 million in the first quarter of 2025, which was consistent with the first quarter of 2024.
OTHER REVENUE
Other revenue amounted to $23 million in the first quarter of 2025, compared with $22 million in the first quarter of 2024. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio was 6.9% in the first quarter of 2025, compared with 7.2% in the first quarter of 2024. The G&A ratio reflects the continued benefit of fixed cost leverage as we grow our business, and operating discipline, partially offset by new business implementation costs associated with the start of new contracts.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $48 million in the first quarter of 2025, compared with $45 million in the first quarter of 2024. The increase is due to impacts from the ConnectiCare acquisition.
OTHER OPERATING EXPENSES
Other operating expenses totaled $25 million in the first quarter of 2025 compared to $38 million in the first quarter of 2024, and the decrease compared with the first quarter of 2024 reflects certain non-recurring costs associated with acquisitions, and costs for litigation incurred in 2024. Other operating expenses also include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense totaled $43 million in the first quarter of 2025 and was $27 million in the first quarter of 2024. The increase is due to borrowings under the Credit Facility (as defined below), the $500 million Term Loan issuance occurring in the first quarter of 2025 (as defined below), and the $750 million 6.250% Notes due 2033 that were issued in November 2024.
INCOME TAXES
Income tax expense amounted to $92 million in the first quarter of 2025, or 23.7% of pretax income, compared with income tax expense of $98 million, or 24.5% of pretax income in the first quarter of 2024. The difference in the
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 24

effective tax rate is due to an increase in tax benefits related to transferable federal tax credits, a decrease in state and local income taxes, and differences in discrete tax benefits recognized in the respective periods.

TRENDS AND UNCERTAINTIES
OTHER RECENT DEVELOPMENTS
RFPs and Acquisitions
Virginia Procurement—Medicaid. In April 2024, the Virginia Department of Medical Assistance Services (“DMAS”) issued a notice of intent to award which did not include our Virginia health plan as an awardee for its Cardinal Care Managed Care (“CCMC”) 2.0 procurement. We exercised our right to protest that decision. On April 19, 2024, DMAS upheld its notice of intent to award in response to our protest. On April 26, 2024, Molina filed a legal action in Virginia Circuit Court over DMAS’s decision not to award Molina a CCMC 2.0 contract. The state court action continues, with trial set for September 2-8, 2025. In addition, on April 1, 2025, DMAS notified us that, effective June 30, 2025, it was exercising its right to terminate Molina’s present CCMC contract and Molina’s associated Dual Eligible Special Needs contract, and that DMAS would transition Molina’s members to new plans effective July 1, 2025.
Nevada Procurement—Medicaid. In March 2025, the Nevada Department of Health and Human Services Division of Health Care Policy and Financing (“DHCPF”) released notice of intent to award Medicaid and Children’s Health Insurance Program managed care contracts to our Nevada health plan. The new contract will cover Urban Clark, Urban Washoe, and Rural service areas. The new contract is expected to begin on January 1, 2026, and is expected to run through December 31, 2030, with one two-year extension.
Illinois Procurement—Medicare. In March 2025, the Illinois Department of Healthcare and Family Services awarded a contract to provide a Fully Integrated Dual Eligible Special Needs Plan (“D-SNP”) to our Illinois health plan. This contract will replace the State’s Medicare-Medicaid Alignment Initiative demonstration program. The go-live date for the new contract is expected to be January 1, 2026. The contract is expected to have an initial term of four years, with the option to extend the contract from the initial term so long as the total contract term does not exceed ten years.
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
Florida Procurement—Medicaid. In July 2024, we were notified that the Florida Agency for Healthcare Administration awarded a Medicaid managed care contract to our Florida health plan. The contract commenced on February 1, 2025 and will run through December 31, 2030. We expect to serve approximately 90,000 Medicaid beneficiaries in Miami-Dade County.
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

REPORTABLE SEGMENTS
As of March 31, 2025, we served approximately 5.8 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
We currently have reportable segments consisting of: 1) Medicaid; 2) Medicare; 3) Marketplace; and 4) Other.
The Medicaid, Medicare, and Marketplace segments represent the government-funded or sponsored programs under which we offer managed healthcare services. The Other segment, which is insignificant to our consolidated results of operations, includes long-term services and supports consultative services in Wisconsin and the commercial portion of the business acquired in connection with the ConnectiCare transaction that closed effective February 1, 2025.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 25

HOW WE ASSESS PERFORMANCE
We derive our revenues primarily from health insurance premiums. Our primary customers are state Medicaid agencies and the federal government.
The key metrics used to assess the performance of our segments are revenue, margin and medical care ratio (“MCR”). MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying margin, or the amount earned by the segments after medical or service costs are deducted from revenue, represents the most important measure of earnings reviewed by management, and is used by our chief executive officer, who is our chief operating decision maker, to review results, assess performance, and allocate resources. Such oversight and decision making includes, among others, pricing, approving capital expenditures, and identifying growth opportunities. We do not report total assets by segment since this is not a metric used to assess segment performance or allocate resources.
Management’s discussion and analysis of the change in medical margin is discussed below under “Segment Financial Performance.” For more information, see Notes to Consolidated Financial Statements, Note 10, “Segments.”
SEGMENT FINANCIAL PERFORMANCE
The following table summarizes our membership by segment as of the dates indicated:

	March 31,	December 31,	March 31,
	2025	2024	2024
Medicaid	4,812,000	4,890,000	5,123,000
Medicare	260,000	242,000	258,000
Marketplace	662,000	403,000	346,000
Other	18,000	—	—
Total	5,752,000	5,535,000	5,727,000

The following table summarizes premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2025			2024
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$8,130	$791	90.3%	$7,492	$775	89.7%
Medicare	1,468	172	88.3	1,442	163	88.7
Marketplace	1,004	183	81.7	570	152	73.3
Other	26	3	87.7	—	—	—
Total	$10,628	$1,149	89.2%	$9,504	$1,090	88.5%

Medicaid
Medicaid premium revenue increased $638 million, or 9%, in the first quarter of 2025, when compared with the first quarter of 2024. The increase was mainly due to revenue tied to the new contract win in New Mexico, which commenced in July 2024, expansions in Texas, which commenced in September 2024, and certain rate actions, which were partially offset by the impact of Medicaid redetermination. Also contributing to the overall premium revenue increase is a lower impact of minimum MLRs and medical cost corridors in the first quarter of 2025, when compared with the first quarter of 2024.
The medical margin in our Medicaid program increased $16 million, or 2%, in the first quarter of 2025 when compared with the first quarter of 2024. The improvement was driven by the increased premium revenues discussed above, partially offset by an increase in the MCR, as described below.
The Medicaid MCR increased to 90.3% in the first quarter of 2025, from 89.7% in the first quarter of 2024, or 60 basis points, which was in line with our expectations. The increase was mainly attributable to the continued impact of higher utilization among our continuing population from the second half of 2024 that has continued into 2025, including LTSS benefits, high-cost drugs, and behavioral health services and seasonal illnesses, partially offset by rate increases.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 26

Medicare
Medicare premium revenue increased $26 million, or 2%, in the first quarter of 2025 when compared to the first quarter of 2024. The increase primarily reflects membership growth associated with the ConnectiCare acquisition, partially offset by the impact of our exit from MAPD in thirteen states in 2025.
The medical margin in Medicare increased $9 million in the first quarter of 2025, when compared with the first quarter of 2024, mainly due to the year-over-year increase in premium revenues discussed above, and the improved MCR discussed below.
The Medicare MCR of 88.3% in the first quarter of 2025 was 40 basis points lower than the first quarter of 2024 and in line with our expectations, resulting from product pricing and benefit adjustments implemented for 2025, and the exit from MAPD in thirteen states.
Marketplace
Marketplace premium revenue in the first quarter of 2025 increased $434 million, compared with the first quarter of 2024, due to an expected increase in membership in line with our product and pricing strategy to achieve growth, membership growth associated with the ConnectiCare acquisition, and the impact of membership gained from redeterminations in 2024. Our Marketplace membership as of March 31, 2025 amounted to 662,000 members, representing an increase of 316,000 members compared to March 31, 2024.
The Marketplace medical margin increased $31 million in the first quarter of 2025, when compared with the first quarter of 2024, primarily due to the growth in premiums and margin associated with the higher membership, partially offset by the impact of MCR changes discussed below.
The Marketplace MCR increased to 81.7% in the first quarter of 2025, from 73.3% in the first quarter of 2024. The MCR reflects our product pricing strategy to achieve growth, and approximately 400 basis points related to unfavorable changes in estimate for 2024 risk adjustment, retrospective member reconciliation adjustments and the impact of higher initial MCRs related to the ConnectiCare acquisition. Excluding the prior year adjustments and ConnectiCare MCR impact, the Marketplace MCR was in line with the Company’s expectations.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, the commercial portion of the business acquired in connection with the ConnectiCare transaction that closed effective February 1, 2025, and certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations in the first quarters of 2025 and 2024, respectively.

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
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries that we believe are appropriate. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 27

in the form of dividends to our parent company to be used for general corporate purposes. In the three months ended March 31, 2025, the parent company received $110 million in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. In the three months ended March 31, 2025, the parent company contributed capital in the aggregate amount of $39 million to our regulated health plan subsidiaries to satisfy statutory capital and surplus requirements and to fund our Connecticut health plans acquired in the ConnectiCare acquisition and our New Mexico health plan. Our parent company normally meets its liquidity requirements from administrative services fees earned under administrative services agreements; dividends received from our regulated subsidiaries; federal tax payments collected from the regulated subsidiaries; proceeds received from the issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Cash, cash equivalents and investments at the parent company amounted to $191 million and $445 million as of March 31, 2025, and December 31, 2024, respectively. The decrease for the three months ended March 31, 2025, was primarily due to the purchase of approximately 1.7 million shares of our stock for $500 million in the first quarter of 2025, funding the ConnectiCare transaction for $350 million, and capital contributions to regulated health plan subsidiaries, partially offset by the timing of corporate payments, and dividends received from regulated health plan subsidiaries and net proceeds of $650 million from borrowings under the Credit Facility and Term Loan.
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
Cash Flow Activities
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2025	2024	Change

	(In millions)
Net cash provided by operating activities	$190	$214	$(24)
Net cash used in investing activities	(123)	(488)	365
Net cash provided by (used in) financing activities	147	(62)	209
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$214	$(336)	$550

Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 28

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
Net cash provided by operations for the three months ended March 31, 2025 was $190 million, compared with $214 million in the three months ended March 31, 2024. The change in cash flow mainly results from timing differences in government agency and other payables.
Investing Activities
Net cash used in investing activities was $123 million in the three months ended March 31, 2025, compared with $488 million used in the three months ended March 31, 2024, an increase in cash flow of $365 million. This change in cash flow was primarily due the net activity of proceeds and purchases of investments, which reflected net proceeds of $142 million in the three months ended March 31, 2025 and net purchases of $169 million in the three months ended March 31, 2024. Net cash paid in business combinations amounted to $245 million in the three months ended March 31, 2025, related to the ConnectiCare acquisitions, compared to $295 million in the three months ended March 31, 2024, related to the Bright acquisition.
Financing Activities
Net cash provided by financing activities was $147 million in the three months ended March 31, 2025, compared with $62 million used in the three months ended March 31, 2024, an increase in cash flow of $209 million. In the three months ended March 31, 2025, financing activity included common stock purchases of $500 million and $650 million in combined borrowings under the Credit Facility and Term Loan. In addition, in the three months ended March 31, 2025 and 2024, financing cash outflows included $36 million and $56 million, respectively, for common stock withheld to settle employee tax obligations.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Amended Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
Our working capital on a consolidated basis was $5.1 billion at March 31, 2025, compared with $4.9 billion at December 31, 2024. At March 31, 2025, our cash and investments amounted to $9.6 billion, compared with $9.3 billion at December 31, 2024. A significant portion of our portfolio is held in cash and cash equivalents, and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale decreased to $36 million at March 31, 2025 compared to $75 million at December 31, 2024. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
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
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $3.0 billion at March 31, 2025 and $2.6 billion at December 31, 2024. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 29

Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of March 31, 2025, was approximately $460 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of March 31, 2025, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.
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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of March 31, 2025, we were in compliance with all financial and non-financial covenants under the Amended Credit Agreement and other long-term debt.
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
Credit Agreement Borrowing Capacity. We are party to a credit agreement (the “Amended Credit Agreement”), which provides for a revolving credit facility (“Credit Facility”) of $1.25 billion, with a lending commitment termination date of September 20, 2029, and a delayed draw commitment in an aggregate principal amount of $500 million, with a maturity date of February 19, 2027 (“Term Loan”). The Amended Credit Agreement also provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $800 million, plus an unlimited amount of such term loans as long as we maintain a minimum consolidated net leverage ratio. As of March 31, 2025, we had available borrowing capacity of $1.10 billion under the Credit Facility and no available capacity under the Term Loan. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In April 2025, our board of directors newly authorized the purchase of up to an additional $1 billion of our common stock. This new program extends through December 31, 2026. In consultation with the Finance Committee of the Board, the exact timing and amount of any share repurchases shall be determined by management based on market conditions and share price, in addition to other factors, and repurchases generally will be made in accordance with the volume, price, and timing parameters under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of April 23, 2025, $1 billion remained available to purchase our common stock under this program through December 31, 2026.
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
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 30

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2024 was disclosed in our 2024 Annual Report on Form 10-K.
There were no significant changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2025.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates based on assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical costs, claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the three months ended March 31, 2025 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.
•Premium Revenue Recognition and Amounts Due Government Agencies: Risk Adjustment. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Business Combinations, and Goodwill and intangible assets, net. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 4, “Business Combinations.” Other than the discussion as noted above, in the three months ended March 31, 2025, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2025, the fair value of our fixed income investments would decrease by approximately $120 million. Declines in interest rates over time will reduce our investment income.
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

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 31

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 11, “Commitments and Contingencies.”

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision with respect to our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the caption “Risk Factors,” in our 2024 Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the first quarter of 2025, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	1,000	$291.05	—	$500,000,000
February 1 - February 28	942,000	$286.30	942,000	$230,000,000
March 1 - March 31	855,000	$310.99	737,000	$—
Total	1,798,000	$298.04	1,679,000

_______________________
(1)During the first quarter of 2025, there were approximately 1,679,000 shares repurchased as part of our publicly announced share repurchase program and we withheld approximately 119,000 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan. For further information refer to Notes to Consolidated Financial Statements, Note 9, “Stockholders' Equity.”
(2)For further information on our stock repurchase programs, refer to Notes to Consolidated Financial Statements, Note 9, “Stockholders' Equity.”

OTHER INFORMATION
(a)    None.
(b)    None.
(c)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended March 31, 2025.

Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 32

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
10.1	Molina Healthcare, Inc. 2019 Equity Incentive Plan (As Amended 2025)	Filed herewith.
*10.2	Third Amendment to Credit Agreement, dated as of February 19, 2025, by and among the Company, the Lenders party thereto and Truist Bank, as Administrative Agent, Issuing Bank and Swingline Lender	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 21, 2025
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith.
*    Certain schedules (or similar attachments) to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant agrees to furnish a copy of any omitted schedule (or similar attachment) to the Securities and Exchange Commission upon request.
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	April 24, 2025	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 24, 2025	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. March 31, 2025 Form 10-Q | 34