Form 10-Q
period 2025-06-30
MOLINA HEALTHCARE, INC.
filed 2025-07-24
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 18, 2025, was approximately 54.2 million.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$10,868	$9,446	$21,496	$18,950
Premium tax revenue	431	298	819	595
Investment income	106	115	214	223
Other revenue	22	21	45	43
Total revenue	11,427	9,880	22,574	19,811
Operating expenses:
Medical care costs	9,829	8,368	19,308	16,782
General and administrative expenses	711	691	1,485	1,402
Premium tax expenses	431	298	819	595
Depreciation and amortization	58	46	106	91
Other	25	43	50	81
Total operating expenses	11,054	9,446	21,768	18,951
Operating income	373	434	806	860
Interest expense	48	28	91	55
Income before income tax expense	325	406	715	805
Income tax expense	70	105	162	203
Net income	$255	$301	$553	$602

Net income per share - Basic	$4.75	$5.18	$10.23	$10.38
Net income per share - Diluted	$4.75	$5.17	$10.19	$10.33

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions) (Unaudited)
Net income	$255	$301	$553	$602
Other comprehensive gain (loss):
Unrealized investment gain (loss)	23	1	62	(4)
Less: effect of income taxes	5	1	15	(1)
Other comprehensive gain (loss), net of tax	18	—	47	(3)
Comprehensive income	$273	$301	$600	$599

See accompanying notes.
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,499	$4,662
Investments	4,310	4,325
Receivables	3,865	3,299
Prepaid expenses and other current assets	438	487
Total current assets	13,112	12,773
Property, equipment, and capitalized software, net	305	288
Goodwill, and intangible assets, net	2,168	1,938
Restricted investments	291	286
Deferred income taxes, net	185	207
Other assets	148	138
Total assets	$16,209	$15,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,885	$4,640
Amounts due government agencies	1,821	1,874
Accounts payable, accrued liabilities and other	1,113	1,331
Deferred revenue	57	51
Total current liabilities	7,876	7,896
Long-term debt	3,375	2,923
Finance lease liabilities	188	195
Other long-term liabilities	167	120
Total liabilities	11,606	11,134
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 54 million shares at June 30, 2025 and 56 million at December 31, 2024	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	454	462
Accumulated other comprehensive loss	(10)	(57)
Retained earnings	4,159	4,091
Total stockholders’ equity	4,603	4,496
Total liabilities and stockholders’ equity	$16,209	$15,630

See accompanying notes.
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2024	56	$—	$462	$(57)	$4,091	$4,496
Net income	—	—	—	—	298	298
Common stock purchases	(2)	—	(15)	—	(485)	(500)
Stock purchase excise tax	—	—	(5)	—	—	(5)
Other comprehensive income, net	—	—	—	29	—	29
Share-based compensation	—	—	(8)	—	—	(8)
Balance at March 31, 2025	54	—	434	(28)	3,904	4,310
Net income	—	—	—	—	255	255
Other comprehensive income, net	—	—	—	18	—	18
Share-based compensation	—	—	20	—	—	20
Balance at June 30, 2025	54	$—	$454	$(10)	$4,159	$4,603

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2023	58	$—	$410	$(82)	$3,887	$4,215
Net income	—	—	—	—	301	301
Other comprehensive loss, net	—	—	—	(3)	—	(3)
Share-based compensation	1	—	(20)	—	—	(20)
Balance at March 31, 2024	59	—	390	(85)	4,188	4,493
Net income	—	—	—	—	301	301
Share-based compensation	—	—	49	—	—	49
Balance at June 30, 2024	59	$—	$439	$(85)	$4,489	$4,843

See accompanying notes.
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024

	(In millions) (Unaudited)
Operating activities:
Net income	$553	$602
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	106	91
Deferred income taxes	22	21
Share-based compensation	30	68
Other, net	—	4
Changes in operating assets and liabilities:
Receivables	(466)	(5)
Prepaid expenses and other current assets	10	16
Medical claims and benefits payable	(50)	(48)
Amounts due government agencies	(81)	(43)
Accounts payable, accrued liabilities and other	(301)	(307)
Deferred revenue	(59)	(405)
Income taxes	124	1
Net cash used in operating activities	(112)	(5)
Investing activities:
Purchases of investments	(421)	(594)
Proceeds from sales and maturities of investments	717	506
Net cash paid in business combinations	(245)	(295)
Purchases of property, equipment and capitalized software	(64)	(54)
Other, net	18	2
Net cash provided by (used in) investing activities	5	(435)
Financing activities:
Proceeds from borrowings under credit facility and term loan	650	—
Common stock purchases	(500)	—
Repayment of credit facility and term loan	(200)	—
Common stock withheld to settle employee tax obligations	(36)	(56)
Other, net	44	6
Net cash used in financing activities	(42)	(50)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(149)	(490)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,741	4,908
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,592	$4,418

Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2025

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
As of June 30, 2025, we served approximately 5.7 million members eligible for government-sponsored healthcare programs, located across 22 states.
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
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results for the entire year ending December 31, 2025.
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
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 7

	June 30,
	2025	2024

	(In millions)
Cash and cash equivalents	$4,499	$4,354
Restricted cash and cash equivalents	93	64
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,592	$4,418

Receivables
Receivables consist primarily of premium amounts due from government agencies, which are subject to potential retroactive adjustments, as well as pharmacy rebates and other receivables. Government receivables amounted to $2,662 million and $2,223 million at June 30, 2025 and December 31, 2024, respectively. We apply the current expected credit loss model to measure expected credit losses on our receivables based on available information about past events and reasonable and supportable forecasts. Because substantially all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.
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
Minimum MLR, Medical Cost Corridors and Profit Sharing. A portion of our Medicaid premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. This includes remaining risk corridors that were enacted by various states in 2020 in response to the reduced demand for medical services stemming from COVID-19. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. We recorded aggregate liabilities under the terms of such contract provisions of $771 million and $1,006 million at June 30, 2025 and December 31, 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. Our dual-eligible plans may also be subject to state-specific Minimum MLRs, medical cost corridors, and profit-sharing provisions. We recognize estimated rebates as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $40 million and $32 million at June 30, 2025 and December 31, 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The ACA established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program discussed below is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $35 million and $30 million at June 30, 2025 and December 31, 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 8

Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. We also estimate amounts owed to CMS for Part D settlements. We recorded a liability under the terms of such contract provisions of $117 million and $115 million at June 30, 2025 and December 31, 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Under this program for our Marketplace business, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable) and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of June 30, 2025, Marketplace risk adjustment payables amounted to $545 million and related receivables amounted to $252 million, for a net payable of $293 million. As of December 31, 2024, Marketplace risk adjustment payables amounted to $290 million and related receivables amounted to $192 million, for a net payable of $98 million.
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

Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 9

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions, except net income per share)
Numerator:
Net income	$255	$301	$553	$602
Denominator:
Shares outstanding at the beginning of the period	53.6	58.1	55.0	57.8
Weighted-average number of shares issued:
Stock-based compensation	—	—	0.2	0.2
Stock purchases	—	—	(1.1)	—
Denominator for basic net income per share	53.6	58.1	54.1	58.0
Effect of dilutive securities: (1)
Stock-based compensation	0.1	0.1	0.2	0.3
Denominator for diluted net income per share	53.7	58.2	54.3	58.3

Net income per share - Basic (2)	$4.75	$5.18	$10.23	$10.38
Net income per share - Diluted (2)	$4.75	$5.17	$10.19	$10.33

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive. For the three months ended June 30, 2025, 133,000 shares were excluded from diluted shares outstanding. For the three and six months ended June 30, 2024, 208,000 and 140,000 shares, respectively, were excluded from diluted shares outstanding.
(2)    Source data for calculations in thousands.

4. Business Combinations
ConnectiCare. Effective February 1, 2025, we closed on our acquisition of 100% of the issued and outstanding capital stock of ConnectiCare Holding Company, Inc. (“ConnectiCare”) for $350 million in cash. For this transaction, we applied the acquisition method of accounting, where the total purchase price was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition date. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations. Acquisition costs amounted to $3 million in the aggregate for the six months ended June 30, 2025, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of income.
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
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 10

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

Assets acquired:
Current assets	$461
Goodwill	222
Intangible assets	61
Other long-term assets	40
Liabilities assumed:
Medical claims and benefits payable	(295)
Amounts due government agencies	(28)
Accounts payable, accrued and other long-term liabilities	(111)
Fair value of net assets acquired	$350
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
Our financial instruments measured at fair value on a recurring basis at June 30, 2025, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,643	$—	$2,643	$—
Mortgage-backed securities	980	—	980	—
Asset-backed securities	424	—	424	—
Municipal securities	196	—	196	—
U.S. Treasury notes	20	—	20	—
Other	47	—	47	—
Total assets	$4,310	$—	$4,310	$—
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 11

Our financial instruments measured at fair value on a recurring basis at December 31, 2024, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,744	$—	$2,744	$—
Mortgage-backed securities	914	—	914	—
Asset-backed securities	431	—	431	—
Municipal securities	183	—	183	—
U.S. Treasury notes	5	—	5	—
Other	48	—	48	—
Total assets	$4,325	$—	$4,325	$—

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$796	$782	$795	$759
3.875% Notes due 2030	645	603	645	578
3.875% Notes due 2032	743	683	743	648
6.250% Notes due 2033	741	763	740	741
Term Loan	450	450	—	—
Total	$3,375	$3,281	$2,923	$2,726

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	June 30, 2025
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,630	$28	$15	$2,643
Mortgage-backed securities	1,003	6	29	980
Asset-backed securities	425	2	3	424
Municipal securities	197	2	3	196
U.S. Treasury notes	20	—	—	20
Other	48	—	1	47
Total	$4,323	$38	$51	$4,310

Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 12

	December 31, 2024
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,769	$10	$35	$2,744
Mortgage-backed securities	953	2	41	914
Asset-backed securities	435	2	6	431
Municipal securities	188	—	5	183
U.S. Treasury notes	5	—	—	5
Other	50	—	2	48
Total	$4,400	$14	$89	$4,325

The contractual maturities of our current investments as of June 30, 2025 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$602	$600
Due after one year through five years	1,958	1,966
Due after five years through ten years	578	583
Due after ten years	1,185	1,161
Total	$4,323	$4,310

In the six months ended June 30, 2025, and 2024, maturities and redemptions of available-for-sale securities amounted to $654 million and $471 million, respectively, and sales amounted to $63 million and $35 million, respectively. Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains were insignificant for the six months ended June 30, 2025 and 2024. Gross realized investment losses were insignificant for the six months ended June 30, 2025. Gross realized investment losses amounted to $3 million in the six months ended June 30, 2024, and were reclassified into earnings from other comprehensive income on a net-of-tax basis.
We have determined that unrealized losses at June 30, 2025, and December 31, 2024, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Further, as of June 30, 2025, we do not intend to sell, and it is not likely that we will be required to sell these investments prior to the recovery of their amortized cost basis. Therefore, we determined that an allowance for credit losses was not necessary.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of June 30, 2025:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$236	$2	28	$594	$13	286
Mortgage-backed securities	165	2	126	359	27	227
Asset-backed securities	—	—	—	107	3	53
Municipal securities	—	—	—	68	3	75
Other	—	—	—	15	1	16
Total	$401	$4	154	$1,143	$47	657
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 13

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
We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $291 million at June 30, 2025, of which $261 million will mature in one year or less, $25 million will mature in one through five years, and $5 million will mature after five years.

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
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 14

	Six Months Ended June 30, 2025
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,667	$722	$251	$—	$4,640
Components of medical care costs related to:
Current year	14,833	2,813	1,815	48	19,509
Prior years	(162)	(70)	31	—	(201)
Total medical care costs	14,671	2,743	1,846	48	19,308
Payments for medical care costs related to:
Current year	11,981	2,203	1,465	51	15,700
Prior years	2,978	641	284	15	3,918
Total paid	14,959	2,844	1,749	66	19,618
Acquired balances, net of post-acquisition adjustments	—	128	125	42	295
Change in non-risk and other payables	260	—	—	—	260
Medical claims and benefits payable, ending balance	$3,639	$749	$473	$24	$4,885

	Six Months Ended June 30, 2024
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,444	$532	$228	$—	$4,204
Components of medical care costs related to:
Current year	13,870	2,555	876	—	17,301
Prior years	(458)	(52)	(9)	—	(519)
Total medical care costs	13,412	2,503	867	—	16,782
Payments for medical care costs related to:
Current year	10,931	1,877	621	—	13,429
Prior years	2,237	728	196	—	3,161
Total paid	13,168	2,605	817	—	16,590
Acquired balances, net of post-acquisition adjustments	—	421	—	—	421
Change in non-risk and other payables	(177)	(63)	—	—	(240)
Medical claims and benefits payable, ending balance	$3,511	$788	$278	$—	$4,577

Incurred but not paid (“IBNP”) plus expected development on reported claims as of June 30, 2025 was $3,036 million. IBNP includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. Our estimates of medical claims and benefits payable recorded at December 31, 2024, and 2023 developed favorably by approximately $201 million and $519 million as of June 30, 2025, and 2024, respectively.
The favorable prior year development recognized in the six months ended June 30, 2025 was primarily attributable to reserving under moderately adverse conditions, lower than expected utilization of medical services by our members and improved operating performance, mainly in the Medicaid segment. Consequently, the ultimate costs recognized in 2025, as claims payments were processed, were lower than our estimates in 2024.

Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 15

8. Debt
The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	June 30, 2025	December 31, 2024

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
6.250% Notes due 2033	750	750
Term Loan	450	—
Deferred debt issuance costs	(25)	(27)
Total	$3,375	$2,923

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
The Amended Credit Agreement contains customary non-financial and financial covenants. As of June 30, 2025, we were in compliance with all financial and non-financial covenants under the Amended Credit Agreement.
In the six months ended June 30, 2025, we borrowed $500 million under the Term Loan and $150 million under the Credit Facility. In the six months ended June 30, 2025, we repaid $50 million under the Term Loan and $150 million under the Credit Facility. As of June 30, 2025, no amount was outstanding under the Credit Facility and $450 million was outstanding under the Term Loan.
Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of the parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. In addition, each of the indentures governing the senior notes contain customary non-financial covenants and change of control provisions. As of June 30, 2025, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We have $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of June 30, 2025, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We have $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of June 30, 2025, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
3.875% Notes due 2032. We have $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of June 30, 2025, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 16

6.250% Notes due 2033. We have $750 million aggregate principal amount of senior notes (the “6.250% Notes due 2033”) outstanding as of June 30, 2025, which are due January 15, 2033, unless earlier redeemed. Interest, at a rate of 6.250% per annum, is payable semiannually in arrears on January 15 and July 15.

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
We have accrued a stock repurchase excise tax of $13 million related to the current and prior year share repurchase programs as of June 30, 2025, located in “Accounts payable, accrued liabilities and other” and “Additional paid-in capital” in the accompanying consolidated balance sheets.
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

Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 17

	Three Months Ended June 30, 2025
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$8,029	$1,608	$1,200	$31	$10,868
Service revenue	—	—	—	22	22
Revenue from external customers	8,029	1,608	1,200	53	10,890
Other operating revenues (1)					537
Total revenue					11,427
Operating Expenses:
Medical care costs	7,332	1,447	1,025	25	9,829
Cost of service revenue	—	—	—	19	19
Segment expenses	7,332	1,447	1,025	44	9,848
Other operating expenses (2)					1,206
Operating income					373
Less: interest expense					48
Income before income tax expense					$325
Segment Margin:
Medical margin	$697	$161	$175	$6	$1,039
Service margin	—	—	—	3	3

	Three Months Ended June 30, 2024
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$7,378	$1,441	$627	$—	$9,446
Service revenue	—	—	—	20	20
Revenue from external customers	7,378	1,441	627	20	9,466
Other operating revenues (1)					414
Total revenue					9,880
Operating Expenses:
Medical care costs	6,695	1,224	449	—	8,368
Cost of service revenue	—	—	—	18	18
Segment expenses	6,695	1,224	449	18	8,386
Other operating expenses (2)					1,060
Operating income					434
Less: interest expense					28
Income before income tax expense					$406
Segment Margin:
Medical margin	$683	$217	$178	$—	$1,078
Service margin	—	—	—	2	2
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 18

	Six Months Ended June 30, 2025
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$16,159	$3,076	$2,204	$57	$21,496
Service revenue	—	—	—	44	44
Revenue from external customers	16,159	3,076	2,204	101	21,540
Other operating revenues (1)					1,034
Total revenue					22,574
Operating Expenses:
Medical care costs	14,671	2,743	1,846	48	19,308
Cost of service revenue	—	—	—	38	38
Segment expenses	14,671	2,743	1,846	86	19,346
Other operating expenses (2)					2,422
Operating income					806
Less: interest expense					91
Income before income tax expense					$715
Segment Margin:
Medical margin	$1,488	$333	$358	$9	$2,188
Service margin	—	—	—	6	6

	Six Months Ended June 30, 2024
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$14,870	$2,883	$1,197	$—	$18,950
Service revenue	—	—	—	40	40
Revenue from external customers	14,870	2,883	1,197	40	18,990
Other operating revenues (1)					821
Total revenue					19,811
Operating Expenses:
Medical care costs	13,412	2,503	867	—	16,782
Cost of service revenue	—	—	—	36	36
Segment expenses	13,412	2,503	867	36	16,818
Other operating expenses (2)					2,133
Operating income					860
Less: interest expense					55
Income before income tax expense					$805
Segment Margin:
Medical margin	$1,458	$380	$330	$—	$2,168
Service margin	—	—	—	4	4
______________________
(1)Other operating revenues include premium tax revenue, investment income, and certain other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, and certain other operating expenses.
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 19

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

Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered under the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions, and all statements other than statements of historical fact contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “guidance,” “future,” “anticipates,” “believes,” “embedded,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, legislative and regulatory developments and their potential impact, business strategy, strategic transactions and commercial arrangements, membership, medical cost and market trends and our objectives for future operations. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties.
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
•federal or state legislative or regulatory changes, or changes through executive orders, to the Medicaid, Medicare, or Marketplace programs, including potential reductions in Medicaid funding, changes to the federal matching percentage paid to states for either the Medicaid expansion or general population, block grants or per capita caps, work requirements, the reduction or elimination of provider taxes, the non-renewal of Marketplace subsidies, or the implementation of new program integrity rules, insufficient Medicare Advantage rate adjustments, or amendments of the Affordable Care Act (“ACA”);
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
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 21

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
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 22

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.7 million members as of June 30, 2025, located across 22 states.
SECOND QUARTER 2025 HIGHLIGHTS
We reported net income of $255 million, or $4.75 per diluted share, for the second quarter of 2025, which reflected the following:
•Membership of 5.7 million at June 30, 2025 increased 167,000, or 3.0%, compared with June 30, 2024, primarily due to the growth in the Marketplace segment, including the ConnectiCare acquisition, partially offset by the impact of a modest general contraction in Medicaid;
•Premium revenue of $10.9 billion, which increased 15% compared with the second quarter of 2024, and mainly reflects new contract wins, acquisitions, growth in our current footprint, and rate increases;
•Consolidated medical care ratio (“MCR”) of 90.4% compared with 88.6% for the second quarter of 2024, reflecting a very challenging medical cost trend environment for each of our segments, but moderated by our effective medical cost management;
•General and administrative expense (“G&A”) ratio of 6.2%, compared with 7.0% for the second quarter of 2024, reflecting reduced incentive compensation tied to lower expected performance, operating discipline and the continued benefit of fixed cost leverage as we grow our business; and
•Pre-tax margin of 2.8%.
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 23

CONSOLIDATED FINANCIAL SUMMARY
The following table summarizes our consolidated results of operations and other financial information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions, except per-share amounts)
Premium revenue	$10,868	$9,446	$21,496	$18,950
Less: medical care costs	9,829	8,368	19,308	16,782
Medical margin	1,039	1,078	2,188	2,168
MCR (1)	90.4%	88.6%	89.8%	88.6%

Other revenues:
Premium tax revenue	431	298	819	595
Investment income	106	115	214	223
Other revenue	22	21	45	43

General and administrative expenses	711	691	1,485	1,402
G&A ratio (2)	6.2%	7.0%	6.6%	7.1%

Premium tax expenses	431	298	819	595
Depreciation and amortization	58	46	106	91
Other	25	43	50	81
Operating income	373	434	806	860
Interest expense	48	28	91	55
Income before income tax expense	325	406	715	805
Income tax expense	70	105	162	203
Net income	$255	$301	$553	$602

Net income per share – Diluted	$4.75	$5.17	$10.19	$10.33

Diluted weighted average shares outstanding	53.7	58.2	54.3	58.3

Other Key Statistics
Ending Membership	5.7	5.6	5.7	5.6
Effective income tax rate	21.5%	25.8%	22.7%	25.2%
Pre-tax margin (3)	2.8%	4.1%	3.2%	4.1%
________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    Pre-tax margin represents income before income tax expense as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the second quarter of 2025 amounted to $255 million, or $4.75 per diluted share, compared with $301 million, or $5.17 per diluted share, in the second quarter of 2024. Net income in the six months ended June 30, 2025 amounted to $553 million, or $10.19 per diluted share, compared with $602 million, or $10.33 per diluted share, in the six months ended June 30, 2024.
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 24

The decline in net income in the second quarter of 2025 and six months ended June 30, 2025, when compared to the prior year, reflects a decline in operating income for both periods. The decrease in operating income was mainly attributable to an increase in the MCR, higher interest cost and lower investment income, partially offset by the benefit of higher membership and G&A expense efficiencies.
PREMIUM REVENUE
Premium revenue increased $1.4 billion, or 15%, in the second quarter of 2025, when compared with the second quarter of 2024, and increased $2.5 billion, or 13%, in the six months ended June 30, 2025, when compared with the six months ended June 30, 2024. The higher premium revenue reflects new contract wins, acquisitions, growth in our current footprint, and rate increases, partially offset by the impact of lower membership due to redeterminations that continued into the second half of 2024. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
MEDICAL CARE RATIO
The consolidated MCR in the second quarter of 2025 increased to 90.4%, compared with 88.6% in the second quarter of 2024, or 180 basis points, and the consolidated MCR in the six months ended June 30, 2025 increased to 89.8%, compared with 88.6% MCR for the six months ended June 30, 2024, or 120 basis points. The increase in both periods reflects MCR increases in all our segments, reflecting a very challenging medical cost trend environment for each of our segments, but moderated by our consistently effective medical cost management. The consolidated MCR for the six months ended June 30, 2025 is above our long-term target range. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
The impact of prior year reserve development in the six months ended June 30, 2025 was not significant, and its impact on earnings was mostly absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 3.8% and 3.1% for the second quarter of 2025 and 2024, respectively, and 3.7% and 3.0% for the six months ended June 30, 2025 and 2024, respectively. The current year ratio increases were mainly due to state mix changes in our Medicaid segment.
INVESTMENT INCOME
Investment income decreased to $106 million in the second quarter of 2025, compared with $115 million in the second quarter of 2024, and decreased to $214 million in the six months ended June 30, 2025, compared with $223 million in the six months ended June 30, 2024. The decrease was mainly attributable to a decline in interest rates, partially offset by an increase in average invested balances in each period.
OTHER REVENUE
Other revenue amounted to $22 million in the second quarter of 2025, compared with $21 million in the second quarter of 2024, and totaled $45 million in the six months ended June 30, 2025, compared with $43 million in the six months ended June 30, 2024. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio was 6.2% in the second quarter of 2025, compared with 7.0% in the second quarter of 2024. The G&A expense ratio was 6.6% in the six months ended June 30, 2025, compared with 7.1% in the six months ended June 30, 2024. The change in G&A ratios reflects reduced incentive compensation tied to lower expected performance, operating discipline, and the continued benefit of operating leverage as we grow our business.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $58 million in the second quarter of 2025, compared with $46 million in the second quarter of 2024, and was $106 million in the six months ended June 30, 2025, compared with $91 million in the six months ended June 30, 2024. The increase is due to impacts from the ConnectiCare acquisition that closed in the first quarter of 2025.
OTHER OPERATING EXPENSES
Other operating expenses decreased by $18 million in the second quarter of 2025, compared with the second quarter of 2024, and decreased by $31 million in the six months ended June 30, 2025, compared with the six
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 25

months ended June 30, 2024. These decreases reflect the impact of certain non-recurring costs associated with acquisitions, and costs for litigation incurred in 2024. Other operating expenses also include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense was $48 million and $28 million in the second quarter of 2025 and 2024, respectively, and $91 million and $55 million for the six months ended June 30, 2025 and 2024, respectively. The increase is due to borrowings under the Credit Facility (as defined below) and the $500 million Term Loan issuance occurring in the first quarter of 2025 (as defined below), and the $750 million 6.250% Notes due 2033 that were issued in November 2024.
INCOME TAXES
Income tax expense amounted to $70 million in the second quarter of 2025, or 21.5% of pretax income, compared with income tax expense of $105 million, or 25.8% of pretax income, in the second quarter of 2024. Income tax expense amounted to $162 million in the six months ended June 30, 2025, or 22.7% of pretax income, compared with income tax expense of $203 million, or 25.2% of pretax income, in the six months ended June 30, 2024. The difference in the effective tax rate for both periods is due to an increase in tax benefits related to transferable federal tax credits, decreases in nondeductible expenses and state and local income taxes, and differences in discrete tax benefits recognized in the respective periods.

TRENDS AND UNCERTAINTIES
REGULATORY DEVELOPMENTS AND RELATED TRENDS
The President signed the One Big Beautiful Bill Act (“OBBBA”) into law in July 2025, which contains changes to the Medicaid and Marketplace programs. For Medicaid, the law requires states to establish work requirements, more frequent redeterminations, and cost sharing for the Expansion program over the period from 2027 to 2029, among other modifications. These changes are expected to reduce enrollment in state Medicaid programs, but the timing and magnitude of the reductions may vary by state depending on how quickly states implement the changes, as well as macroeconomic factors since some changes are subject to suspension in case of increases in local unemployment rates. We currently estimate the reduction in enrollment will be in the range of 15% to 20% on 1.3 million members in our expansion population, and any acuity shifts should be modest and gradual. An estimated two thirds of our expansion members already work in some capacity. The law also reduces revenues that states can raise through provider taxes to finance their share of Medicaid spending and limits payments to Medicaid providers to 100 percent of the mandated Medicare rate for Expansion states and 110 percent of the Medicare rate for non-Expansion states. These particular changes are scheduled to begin in 2028, and we expect may take 5 to 15 years to be fully implemented. Their impact is uncertain at this time and will depend on how states may adapt their future tax and Medicaid funding policies in response. Finally, the law also limits which legal aliens may be eligible for Marketplace premium tax credits (“PTCs”), and will require pre-enrollment eligibility verification in order for enrollees to receive PTCs. These changes are planned to be phased in over the period from 2026 to 2028 and are expected to reduce national Marketplace enrollment as well. The OBBBA also contains tax law changes affecting businesses, including modification of certain Tax Cuts & Jobs Act provisions. We are still evaluating, but do not expect the new law to have a material impact on our financial statements.
In June 2025, the Department of Health and Human Services (“HHS”) finalized the Marketplace Program Integrity and Affordability Rule. The rule, among other changes, shortens the open enrollment period (“OEP”) starting in 2027, eliminates the special enrollment period (“SEP”) for people with incomes at or below 150% federal poverty level, and tightens eligibility verification requirements for all enrollees. HHS expects the regulation to reduce Marketplace enrollment in 2026 predominantly in states that did not expand Medicaid. Its long term impacts are uncertain as many of the provisions sunset at the end of 2026 and some do not apply to state-based Marketplaces.
OTHER RECENT DEVELOPMENTS
RFPs and Acquisitions
Mississippi Procurement—Medicaid. Our new contract with the Mississippi Division of Medicaid commenced on July 1, 2025.
Nevada Procurement—Medicaid. In March 2025, the Nevada Department of Health and Human Services Division of Health Care Policy and Financing issued a notice of intent to award Medicaid and Children’s Health Insurance Program managed care contracts to our Nevada health plan. The new contract will cover Urban Clark and Urban
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 26

Washoe. The new contract is expected to begin on January 1, 2026 and run through December 31, 2030, with one two-year extension.
Illinois Procurement—Medicare. In March 2025, the Illinois Department of Healthcare and Family Services awarded a contract to provide a Fully Integrated Dual Eligible Special Needs Plan to our Illinois health plan. This contract will replace the state’s Medicare-Medicaid Alignment Initiative demonstration program. The go-live date for the new contract is expected to be January 1, 2026. The contract is expected to have an initial term of four years, with the option to extend the contract from the initial term so long as the total contract term does not exceed ten years.
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
Virginia Procurement—Medicaid. In April 2024, the Virginia Department of Medical Assistance Services (“DMAS”) issued a notice of intent to award which did not include our Virginia health plan as an awardee for its Cardinal Care Managed Care (“CCMC”) 2.0 procurement. We exercised our right to protest that decision, but DMAS upheld its issued notice of intent to award. We filed a legal action in Virginia Circuit Court over DMAS’s decision not to award a CCMC 2.0 contract to our Virginia health plan, but we withdrew such action in May 2025. As result, our contracts with DMAS terminated effective June 30, 2025.

REPORTABLE SEGMENTS
As of June 30, 2025, we served approximately 5.7 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 27

SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	June 30,	December 31,	June 30,
	2025	2024	2024
Medicaid	4,774,000	4,890,000	4,942,000
Medicare	267,000	242,000	251,000
Marketplace	690,000	403,000	386,000
Other	15,000	—	—
Total	5,746,000	5,535,000	5,579,000

SEGMENT FINANCIAL PERFORMANCE
The following tables summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2025			2024
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$8,029	$697	91.3%	$7,378	$683	90.8%
Medicare	1,608	161	90.0	1,441	217	84.9
Marketplace	1,200	175	85.4	627	178	71.6
Other	31	6	82.7	—	—	—
Total	$10,868	$1,039	90.4%	$9,446	$1,078	88.6%

	Six Months Ended June 30,
	2025			2024
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$16,159	$1,488	90.8%	$14,870	$1,458	90.2%
Medicare	3,076	333	89.2	2,883	380	86.8
Marketplace	2,204	358	83.7	1,197	330	72.4
Other	57	9	85.0	—	—	—
Total	$21,496	$2,188	89.8%	$18,950	$2,168	88.6%

Medicaid
Medicaid premium revenue increased $651 million, or 9%, in the second quarter of 2025, when compared with the second quarter of 2024. Medicaid premium revenue increased $1.3 billion, or 9%, in the six months ended June 30, 2025, when compared with the six months ended June 30, 2024. The increase for both periods was mainly due to revenue from the new contract win in New Mexico, which commenced in July 2024, expansions in Texas, which commenced in September 2024, and premium rate increases, which were partially offset by the impact of lower membership due to redeterminations that continued into the second half of 2024. Also contributing to the overall premium revenue increase is a lower impact of minimum MLRs and medical cost corridors in the second quarter of 2025 and six months ended June 30, 2025, when compared to the prior year.
The medical margin in our Medicaid program increased $14 million, or 2%, in the second quarter of 2025 when compared with the second quarter of 2024, and increased $30 million, or 2%, in the six months ended June 30, 2025 when compared with the six months ended June 30, 2024. The change was driven by the increased premium revenues discussed above, partially offset by an increase in the MCR, as described below.
The Medicaid MCR increased 50 basis points to 91.3% in the second quarter of 2025, from 90.8% in the second quarter of 2024, and increased 60 basis points to 90.8% in the six months ended June 30, 2025, from 90.2% in the six months ended June 30, 2024. The increase in both periods was driven by higher than expected medical costs from acuity shifts, changes in product mix and an increase in utilization among our continuing population from the second half of 2024 that has continued into 2025, including high-cost drugs and behavioral health services, as well
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 28

as broader utilization pressure in inpatient and outpatient settings, partially offset by premium rate increases. The Medicaid MCR for the second quarter of 2025 is above our long-term target range.
Medicare
Medicare premium revenue increased $167 million, or 12%, in the second quarter of 2025 compared to the second quarter of 2024, and increased $193 million, or 7%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase primarily reflects membership growth associated with the ConnectiCare acquisition, partially offset by the impact of our exit from MAPD in thirteen states in 2025.
The medical margin for Medicare decreased $56 million in the second quarter of 2025, and decreased $47 million in the six months ended June 30, 2025, when compared to the same periods in 2024. The decrease in both periods was mainly due to the increase in MCR discussed below, partially offset by the year-over-year increase in premium revenues discussed above.
The Medicare MCR increased to 90.0% in the second quarter of 2025, or 510 basis points, compared to the second quarter of 2024, and increased to 89.2% in the six months ended June 30, 2025, or 240 basis points, compared to the six months ended June 30, 2024. The increase in each period resulted mainly from higher-than-expected utilization among our high-acuity member populations, particularly for LTSS benefits and high-cost pharmacy drugs, partially offset by pricing and benefit adjustments implemented for 2025 and the exit from MAPD in thirteen states. The Medicare MCR for the second quarter of 2025 is above our long-term target range.
Marketplace
Marketplace premium revenue increased $573 million in the second quarter of 2025 compared to the second quarter of 2024, and increased $1.0 billion in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to an expected increase in membership in line with our product and pricing strategy to achieve growth, membership growth associated with the ConnectiCare acquisition, and the impact of membership gained from redeterminations in 2024. Our Marketplace membership as of June 30, 2025, amounted to 690,000 members, representing an increase of 304,000 members compared to June 30, 2024.
The Marketplace medical margin decreased $3 million in the second quarter of 2025 when compared with the second quarter of 2024, and increased $28 million in the six months ended June 30, 2025 when compared with the six months ended June 30, 2024. The changes in each period were impacted by the growth in premiums and margin associated with the higher membership, and the impact of MCR changes discussed below.
The Marketplace MCR increased to 85.4% in the second quarter of 2025, or 1,380 basis points, compared to 71.6% in the second quarter of 2024, and increased to 83.7% in the six months ended June 30, 2025, or 1,130 basis points, compared to 72.4% in the six months ended June 30, 2024. The increase in MCR for both periods was higher than expected, reflecting higher utilization relative to the risk adjustment revenue that we priced for among our continuing population and Special Enrollment Period members, prior year member reconciliations, and the impact of higher initial MCRs related to the ConnectiCare acquisition. Market indicators suggest that the overall risk pool is also significantly elevated.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, the commercial portion of the business acquired in connection with the ConnectiCare transaction that closed effective February 1, 2025, and certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for the three and six months ended June 30, 2025 and 2024.

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
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 29

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
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries that we believe are appropriate. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the three and six months ended June 30, 2025, the parent company received $260 million and $370 million, respectively, in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. In the three and six months ended June 30, 2025, the parent company contributed capital in the aggregate amount of $90 million and $129 million, respectively, to our regulated health plan subsidiaries to satisfy statutory capital and surplus requirements and to fund our Connecticut health plans acquired in the ConnectiCare acquisition and our New Mexico health plan. Our parent company normally meets its liquidity requirements from administrative services fees earned under administrative services agreements; dividends received from our regulated subsidiaries; federal tax payments collected from the regulated subsidiaries; proceeds received from the issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Cash, cash equivalents and investments at the parent company amounted to approximately $100 million and $445 million as of June 30, 2025, and December 31, 2024, respectively. The decrease for the six months ended June 30, 2025 was primarily due to the purchase of approximately 1.7 million shares of our stock for $500 million in the first quarter of 2025, funding the ConnectiCare transaction for $350 million, and capital contributions to regulated health plan subsidiaries, partially offset by the timing of corporate payments, dividends received from regulated health plan subsidiaries and $450 million from net borrowing activity under the Credit Facility and Term Loan.
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
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 30

Cash Flow Activities
Our cash flows are summarized as follows:

	Six Months Ended June 30,
	2025	2024	Change

	(In millions)
Net cash used in operating activities	$(112)	$(5)	$(107)
Net cash provided by (used in) investing activities	5	(435)	440
Net cash used in financing activities	(42)	(50)	8
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(149)	$(490)	$341

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
Net cash used in operations for the six months ended June 30, 2025 was $112 million, compared with $5 million in the six months ended June 30, 2024. The change in cash flow mainly results from timing differences in settlement of government agency receivables and payables, including minimum MLR and medical cost corridor settlements.
Investing Activities
Net cash provided by investing activities was $5 million in the six months ended June 30, 2025, compared with $435 million used in the six months ended June 30, 2024, an increase in cash flow of $440 million. This change in cash flow reflects the net impact of proceeds and purchases of investments, which amounted to net proceeds of $296 million in the six months ended June 30, 2025 and net purchases of $88 million in the six months ended June 30, 2024. Net cash used in business combinations amounted to $245 million in the six months ended June 30, 2025, related to the ConnectiCare acquisition, compared to $295 million in net cash used in the six months ended June 30, 2024, related to the Bright acquisition.
Financing Activities
Net cash used in financing activities was $42 million in the six months ended June 30, 2025, compared with $50 million used in the six months ended June 30, 2024, an increase in cash flow of $8 million. In the six months ended June 30, 2025, financing activity included common stock purchases of $500 million and $650 million in combined borrowings under the Credit Facility and Term Loan, partially offset by $200 million in repayment under the Credit Facility and Term Loan. In addition, in the six months ended June 30, 2025 and 2024, financing cash outflows included $36 million and $56 million, respectively, for common stock withheld to settle employee tax obligations.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Amended Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
Our working capital on a consolidated basis was $5.2 billion at June 30, 2025, compared with $4.9 billion at December 31, 2024. At June 30, 2025, our cash and investments amounted to $9.1 billion, compared with $9.3 billion at December 31, 2024. A significant portion of our portfolio is held in cash and cash equivalents, and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale decreased to $13 million at June 30, 2025 compared to $75 million at December 31, 2024. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
Because of the statutory restrictions that inhibit the ability of our health plan subsidiaries to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by our unregulated parent. For more information, see the “Liquidity” discussion presented above.
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 31

Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $3.0 billion at June 30, 2025 and $2.6 billion at December 31, 2024. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of June 30, 2025, was approximately $430 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of June 30, 2025, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.
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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of June 30, 2025, we were in compliance with all financial and non-financial covenants under the Amended Credit Agreement and other long-term debt.
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
Credit Agreement Borrowing Capacity. We are party to a credit agreement (the “Amended Credit Agreement”), which provides for a revolving credit facility (“Credit Facility”) of $1.25 billion, with a lending commitment termination date of September 20, 2029, and a delayed draw commitment in an aggregate principal amount of $500 million, with a maturity date of February 19, 2027 (“Term Loan”). The Amended Credit Agreement also provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $800 million, plus an unlimited amount of such term loans as long as we maintain a minimum consolidated net leverage ratio. As of June 30, 2025, we had available borrowing capacity of $1.25 billion under the Credit Facility and no available capacity under the Term Loan. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In April 2025, our board of directors newly authorized the purchase of up to an additional $1 billion of our common stock. This new program extends through December 31, 2026. In consultation with the Finance Committee of the Board, the exact timing and amount of any share repurchases shall be determined by management based on market conditions and share price, in addition to other factors, and repurchases generally will be made in accordance with the volume, price, and timing parameters under Rule 10b-18
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 32

of the Securities Exchange Act of 1934, as amended. As of July 18, 2025, $1 billion remained available to purchase our common stock under this program through December 31, 2026.
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
There were no significant changes to our contractual obligations and commitments not otherwise disclosed or outside the ordinary course of business during the six months ended June 30, 2025.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates based on assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical costs, claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the six months ended June 30, 2025 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.
•Premium Revenue Recognition and Amounts Due Government Agencies: Risk Adjustment. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Business Combinations, and Goodwill and intangible assets, net. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 4, “Business Combinations.” Other than the discussion as noted above, in the six months ended June 30, 2025, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2025, the fair value of our fixed income investments would decrease by approximately $118 million. Declines in interest rates over time will reduce our investment income.
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
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 33

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the second quarter of 2025, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	1,000	$327.71	—	$1,000,000,000
May 1 - May 31	—	$—	—	$1,000,000,000
June 1 - June 30	—	$—	—	$1,000,000,000
Total	1,000	$327.71	—

_______________________
(1)During the second quarter of 2025, we withheld approximately 1,000 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan. For further information refer to Notes to Consolidated Financial Statements, Note 9, “Stockholders' Equity.”
(2)For further information on our stock repurchase programs, refer to Notes to Consolidated Financial Statements, Note 9, “Stockholders' Equity.”

OTHER INFORMATION
(a)    None.
(b)    None.
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 34

(c)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended June 30, 2025.

Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 35

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
10.1	Molina Healthcare, Inc. 2025 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 1, 2025
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith.

Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	July 24, 2025	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 24, 2025	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. June 30, 2025 Form 10-Q | 37