Form 10-Q
period 2025-09-30
MOLINA HEALTHCARE, INC.
filed 2025-10-23
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 17, 2025, was approximately 51.4 million.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$10,841	$9,694	$32,337	$28,644
Premium tax revenue	506	508	1,325	1,103
Investment income	108	118	322	341
Other revenue	22	20	67	63
Total revenue	11,477	10,340	34,051	30,151
Operating expenses:
Medical care costs	10,044	8,643	29,352	25,425
General and administrative expenses	729	676	2,214	2,078
Premium tax expenses	506	508	1,325	1,103
Depreciation and amortization	45	47	151	138
Other	16	(1)	66	80
Total operating expenses	11,340	9,873	33,108	28,824
Operating income	137	467	943	1,327
Interest expense	49	29	140	84
Income before income tax expense	88	438	803	1,243
Income tax expense	9	112	171	315
Net income	$79	$326	$632	$928

Net income per share - Basic	$1.51	$5.67	$11.81	$16.05
Net income per share - Diluted	$1.51	$5.65	$11.79	$15.97

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions) (Unaudited)
Net income	$79	$326	$632	$928
Other comprehensive gain:
Unrealized investment gain	25	100	87	96
Less: effect of income taxes	6	24	21	23
Other comprehensive gain, net of tax	19	76	66	73
Comprehensive income	$98	$402	$698	$1,001

See accompanying notes.
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,221	$4,662
Investments	4,226	4,325
Receivables	3,515	3,299
Prepaid expenses and other current assets	590	487
Total current assets	12,552	12,773
Property, equipment, and capitalized software, net	323	288
Goodwill, and intangible assets, net	2,202	1,938
Restricted investments	300	286
Deferred income taxes, net	179	207
Other assets	142	138
Total assets	$15,698	$15,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,844	$4,640
Amounts due government agencies	1,440	1,874
Accounts payable, accrued liabilities and other	1,124	1,331
Deferred revenue	73	51
Total current liabilities	7,481	7,896
Long-term debt	3,664	2,923
Finance lease liabilities	188	195
Other long-term liabilities	174	120
Total liabilities	11,507	11,134
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 51 million shares at September 30, 2025 and 56 million at December 31, 2024	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	420	462
Accumulated other comprehensive income (loss)	9	(57)
Retained earnings	3,762	4,091
Total stockholders’ equity	4,191	4,496
Total liabilities and stockholders’ equity	$15,698	$15,630

See accompanying notes.
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2024	56	$—	$462	$(57)	$4,091	$4,496
Net income	—	—	—	—	298	298
Common stock purchases	(2)	—	(15)	—	(485)	(500)
Stock purchase excise tax	—	—	(5)	—	—	(5)
Other comprehensive income, net	—	—	—	29	—	29
Share-based compensation	—	—	(8)	—	—	(8)
Balance at March 31, 2025	54	—	434	(28)	3,904	4,310
Net income	—	—	—	—	255	255
Other comprehensive income, net	—	—	—	18	—	18
Share-based compensation	—	—	20	—	—	20
Balance at June 30, 2025	54	—	454	(10)	4,159	4,603
Net income	—	—	—	—	79	79
Common stock purchases	(3)	—	(24)	—	(476)	(500)
Stock purchase excise tax	—	—	(5)	—	—	(5)
Other comprehensive income, net	—	—	—	19	—	19
Share-based compensation	—	—	(5)	—	—	(5)
Balance at September 30, 2025	51	$—	$420	$9	$3,762	$4,191

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2023	58	$—	$410	$(82)	$3,887	$4,215
Net income	—	—	—	—	301	301
Other comprehensive loss, net	—	—	—	(3)	—	(3)
Share-based compensation	1	—	(20)	—	—	(20)
Balance at March 31, 2024	59	—	390	(85)	4,188	4,493
Net income	—	—	—	—	301	301
Share-based compensation	—	—	49	—	—	49
Balance at June 30, 2024	59	—	439	(85)	4,489	4,843
Net income	—	—	—	—	326	326
Common stock purchases	(2)	—	(11)	—	(489)	(500)
Stock purchase excise tax	—	—	(3)	—	—	(3)
Other comprehensive income, net	—	—	—	76	—	76
Share-based compensation	—	—	28	—	—	28
Balance at September 30, 2024	57	$—	$453	$(9)	$4,326	$4,770

See accompanying notes.
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024

	(In millions) (Unaudited)
Operating activities:
Net income	$632	$928
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	151	138
Deferred income taxes	37	14
Share-based compensation	27	98
Other, net	(2)	8
Changes in operating assets and liabilities:
Receivables	(118)	(31)
Prepaid expenses and other current assets	(25)	(6)
Medical claims and benefits payable	(157)	65
Amounts due government agencies	(467)	(289)
Accounts payable, accrued liabilities and other	(195)	(33)
Deferred revenue	(44)	(53)
Income taxes	(76)	29
Net cash (used in) provided by operating activities	(237)	868
Investing activities:
Purchases of investments	(607)	(989)
Proceeds from sales and maturities of investments	1,017	871
Net cash paid in business combinations	(245)	(344)
Purchases of property, equipment and capitalized software	(102)	(89)
Other, net	19	68
Net cash provided by (used in) investing activities	82	(483)
Financing activities:
Proceeds from borrowings under credit facility and term loans	1,100	300
Common stock purchases	(1,000)	(500)
Repayment of credit facility and term loans	(360)	(150)
Common stock withheld to settle employee tax obligations	(37)	(57)
Other, net	35	(7)
Net cash used in financing activities	(262)	(414)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(417)	(29)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,741	4,908
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,324	$4,879

Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2025

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
As of September 30, 2025, we served approximately 5.6 million members eligible for government-sponsored healthcare programs, located across 21 states.
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
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results for the entire year ending December 31, 2025.
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
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 7

	September 30,
	2025	2024

	(In millions)
Cash and cash equivalents	$4,221	$4,732
Restricted cash and cash equivalents	103	147
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,324	$4,879

Receivables
Receivables consist primarily of premium amounts due from government agencies, which are subject to potential retroactive adjustments, as well as pharmacy rebates and other receivables. Government receivables amounted to $2,241 million and $2,223 million at September 30, 2025 and December 31, 2024, respectively. We apply the current expected credit loss model to measure expected credit losses on our receivables based on available information about past events and reasonable and supportable forecasts. Because substantially all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.
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
Minimum MLR, Medical Cost Corridors and Profit Sharing. A portion of our Medicaid premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. This includes remaining risk corridors that were enacted by various states in 2020 in response to the reduced demand for medical services stemming from COVID-19. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. We recorded aggregate liabilities under the terms of such contract provisions of $641 million and $1,006 million at September 30, 2025 and December 31, 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. Our dual-eligible plans may also be subject to state-specific Minimum MLRs, medical cost corridors, and profit-sharing provisions. We recognize estimated rebates as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $38 million and $32 million at September 30, 2025 and December 31, 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The ACA established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program discussed below is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $18 million and $30 million at September 30, 2025 and December 31, 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 8

Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our Medicare members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. We also estimate amounts owed to CMS for Part D settlements. We recorded a liability under the terms of such contract provisions of $128 million and $115 million at September 30, 2025 and December 31, 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Under this program for our Marketplace business, our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable) and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of September 30, 2025, Marketplace risk adjustment payables amounted to $353 million and related receivables amounted to $183 million, for a net payable of $170 million. As of December 31, 2024, Marketplace risk adjustment payables amounted to $290 million and related receivables amounted to $192 million, for a net payable of $98 million.
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
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs to better align with the way that software is currently developed. The update removes all reference to the project stages of software development and establishes two criteria that must be met to begin capitalizing software costs. ASU 2025-06 is effective for annual reporting beginning with the fiscal year ending December 31, 2028, and for interim periods therein. It can be adopted using a prospective, modified, or retrospective approach, and early adoption is permitted. We are currently evaluating the impact of the update to our consolidated financial statements.
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 9

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions, except net income per share)
Numerator:
Net income	$79	$326	$632	$928
Denominator:
Shares outstanding at the beginning of the period	53.6	58.1	55.0	57.8
Weighted-average number of shares issued:
Stock-based compensation	—	—	0.2	0.2
Stock purchases	(1.1)	(0.5)	(1.7)	(0.2)
Denominator for basic net income per share	52.5	57.6	53.5	57.8
Effect of dilutive securities: (1)
Stock-based compensation	—	0.1	0.1	0.3
Denominator for diluted net income per share	52.5	57.7	53.6	58.1

Net income per share - Basic (2)	$1.51	$5.67	$11.81	$16.05
Net income per share - Diluted (2)	$1.51	$5.65	$11.79	$15.97

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive. For the three and nine months ended September 30, 2025, 532,000 and 265,000 shares were excluded from diluted shares outstanding. For the three and nine months ended September 30, 2024, 196,000 and 102,000 shares, respectively, were excluded from diluted shares outstanding.
(2)    Source data for calculations in thousands.

4. Business Combinations
ConnectiCare. Effective February 1, 2025, we closed on our acquisition of 100% of the issued and outstanding capital stock of ConnectiCare Holding Company, Inc. (“ConnectiCare”) for $350 million in cash. For this transaction, we applied the acquisition method of accounting, where the total purchase price was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition date. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations. Acquisition costs amounted to $3 million in the aggregate for the nine months ended September 30, 2025, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of income.
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
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 10

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies we expect to achieve as a result of the transaction, such as the use of our existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. Goodwill was assigned to the Medicare, Marketplace, and Other segments and is not deductible for income tax purposes. The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed, in millions.

Assets acquired:
Current assets	$464
Goodwill	276
Intangible assets	61
Other long-term assets	54
Liabilities assumed:
Medical claims and benefits payable	(361)
Amounts due government agencies	(33)
Accounts payable, accrued and other long-term liabilities	(111)
Fair value of net assets acquired	$350
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
Our financial instruments measured at fair value on a recurring basis at September 30, 2025, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,600	$—	$2,600	$—
Mortgage-backed securities	982	—	982	—
Asset-backed securities	396	—	396	—
Municipal securities	178	—	178	—
U.S. Treasury notes	22	—	22	—
Other	48	—	48	—
Total assets	$4,226	$—	$4,226	$—
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 11

Our financial instruments measured at fair value on a recurring basis at December 31, 2024, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,744	$—	$2,744	$—
Mortgage-backed securities	914	—	914	—
Asset-backed securities	431	—	431	—
Municipal securities	183	—	183	—
U.S. Treasury notes	5	—	5	—
Other	48	—	48	—
Total assets	$4,325	$—	$4,325	$—

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$796	$781	$795	$759
3.875% Notes due 2030	645	602	645	578
3.875% Notes due 2032	744	680	743	648
6.250% Notes due 2033	741	758	740	741
Term Loans	738	738	—	—
Total	$3,664	$3,559	$2,923	$2,726

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	September 30, 2025
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,574	$35	$9	$2,600
Mortgage-backed securities	996	10	24	982
Asset-backed securities	396	3	3	396
Municipal securities	178	2	2	178
U.S. Treasury notes	22	—	—	22
Other	48	1	1	48
Total	$4,214	$51	$39	$4,226

Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 12

	December 31, 2024
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,769	$10	$35	$2,744
Mortgage-backed securities	953	2	41	914
Asset-backed securities	435	2	6	431
Municipal securities	188	—	5	183
U.S. Treasury notes	5	—	—	5
Other	50	—	2	48
Total	$4,400	$14	$89	$4,325

The contractual maturities of our current investments as of September 30, 2025 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$649	$646
Due after one year through five years	1,784	1,801
Due after five years through ten years	610	621
Due after ten years	1,171	1,158
Total	$4,214	$4,226

In the nine months ended September 30, 2025, and 2024, maturities and redemptions of available-for-sale securities amounted to $933 million and $786 million, respectively, and sales amounted to $84 million and $85 million, respectively. Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses were insignificant for the nine months ended September 30, 2025 and 2024.
We have determined that unrealized losses at September 30, 2025, and December 31, 2024, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Further, as of September 30, 2025, we do not intend to sell, and it is not likely that we will be required to sell these investments prior to the recovery of their amortized cost basis. Therefore, we determined that an allowance for credit losses was not necessary.
The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of September 30, 2025:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$—	$—	—	$493	$9	243
Mortgage-backed securities	92	1	65	339	23	212
Asset-backed securities	—	—	—	87	3	44
Municipal securities	—	—	—	62	2	67
Other	—	—	—	14	1	17
Total	$92	$1	65	$995	$38	583
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 13

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
We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to a sudden change in market interest rates. Our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $300 million at September 30, 2025, of which $267 million will mature in one year or less, $28 million will mature in one through five years, and $5 million will mature after five years.

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
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 14

	Nine Months Ended September 30, 2025
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,667	$722	$251	$—	$4,640
Components of medical care costs related to:
Current year	22,165	4,306	2,940	65	29,476
Prior years	(118)	(56)	50	—	(124)
Total medical care costs	22,047	4,250	2,990	65	29,352
Payments for medical care costs related to:
Current year	19,074	3,753	2,525	73	25,425
Prior years	3,067	676	306	10	4,059
Total paid	22,141	4,429	2,831	83	29,484
Acquired balances, net of post-acquisition adjustments	—	152	173	36	361
Change in non-risk and other payables	(25)	—	—	—	(25)
Medical claims and benefits payable, ending balance	$3,548	$695	$583	$18	$4,844

	Nine Months Ended September 30, 2024
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,444	$532	$228	$—	$4,204
Components of medical care costs related to:
Current year	20,903	3,798	1,349	—	26,050
Prior years	(553)	(70)	(2)	—	(625)
Total medical care costs	20,350	3,728	1,347	—	25,425
Payments for medical care costs related to:
Current year	17,813	3,237	1,122	—	22,172
Prior years	2,256	742	217	—	3,215
Total paid	20,069	3,979	1,339	—	25,387
Acquired balances, net of post-acquisition adjustments	—	463	—	—	463
Change in non-risk and other payables	27	—	—	—	27
Medical claims and benefits payable, ending balance	$3,752	$744	$236	$—	$4,732

Incurred but not paid (“IBNP”) plus expected development on reported claims as of September 30, 2025 was $3,173 million. IBNP includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. Our estimates of medical claims and benefits payable recorded at December 31, 2024, and 2023 developed favorably by approximately $124 million and $625 million as of September 30, 2025, and 2024, respectively.
The favorable prior year development recognized in the nine months ended September 30, 2025 was primarily attributable to reserving under moderately adverse conditions. On a consolidated basis, the ultimate costs recognized in 2025, as claims payments were processed, were lower than our estimates in 2024; however, medical costs in our Marketplace segment were higher than our original estimates.

Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 15

8. Debt
The following table summarizes our outstanding debt obligations, all of which are non-current as of the dates reported below:

	September 30, 2025	December 31, 2024

	(In millions)
Non-current long-term debt:
4.375% Notes due 2028	$800	$800
3.875% Notes due 2030	650	650
3.875% Notes due 2032	750	750
6.250% Notes due 2033	750	750
Term Loans	740	—
Deferred debt issuance costs	(26)	(27)
Total	$3,664	$2,923

Credit Agreement
On February 19, 2025, we entered into a Third Amendment to our credit agreement, which reflects the establishment of a delayed draw commitment (“Term Loan A-1”) in an aggregate principal amount of $500 million. Term Loan A-1 matures on February 19, 2027. On August 12, 2025, we entered into a Fourth Amendment to our credit agreement (as amended by the Third Amendment and the Fourth Amendment, the “Amended Credit Agreement”), which reflects the establishment of an additional delayed draw commitment (“Term Loan A-2” and, together with the Term Loan A-1, the “Term Loans”) in an aggregate principal amount of $500 million. Term Loan A-2 matures on August 12, 2027.
The Amended Credit Agreement also includes a revolving credit facility (“Credit Facility”) of $1.25 billion, among other provisions. The Amended Credit Agreement has a term of five years, and all amounts outstanding (other than the Term Loans) will be due and payable on September 20, 2029. Borrowings under the Amended Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case, the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, we are required to pay a quarterly commitment fee. We have other relationships, including financial advisory and banking, with some parties to the Amended Credit Agreement.
The Amended Credit Agreement contains customary non-financial and financial covenants. As of September 30, 2025, we were in compliance with all financial and non-financial covenants under the Amended Credit Agreement.
In the nine months ended September 30, 2025, we borrowed $950 million under the Term Loans and $150 million under the Credit Facility. In the nine months ended September 30, 2025, we repaid $210 million under the Term Loans and $150 million under the Credit Facility. As of September 30, 2025, no amount was outstanding under the Credit Facility and $740 million was outstanding under the Term Loans.
Senior Notes
Our senior notes are described below. Each of these notes are senior unsecured obligations of the parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. In addition, each of the indentures governing the senior notes contain customary non-financial covenants and change of control provisions. As of September 30, 2025, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture.
4.375% Notes due 2028. We have $800 million aggregate principal amount of senior notes (the “4.375% Notes”) outstanding as of September 30, 2025, which are due June 15, 2028, unless earlier redeemed. Interest, at a rate of 4.375% per annum, is payable semiannually in arrears on June 15 and December 15.
3.875% Notes due 2030. We have $650 million aggregate principal amount of senior notes (the “3.875% Notes due 2030”) outstanding as of September 30, 2025, which are due November 15, 2030, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 16

3.875% Notes due 2032. We have $750 million aggregate principal amount of senior notes (the “3.875% Notes due 2032”) outstanding as of September 30, 2025, which are due May 15, 2032, unless earlier redeemed. Interest, at a rate of 3.875% per annum, is payable semiannually in arrears on May 15 and November 15.
6.250% Notes due 2033. We have $750 million aggregate principal amount of senior notes (the “6.250% Notes due 2033”) outstanding as of September 30, 2025, which are due January 15, 2033, unless earlier redeemed. Interest, at a rate of 6.250% per annum, is payable semiannually in arrears on January 15 and July 15.

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
In April 2025, our board of directors newly authorized the purchase of up to an additional $1 billion of our common stock. This new program extends through December 31, 2026. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 2,849,000 shares for $500 million in the third quarter of 2025 (average cost of $175.50 per share).
We have accrued a stock repurchase excise tax of $18 million related to the current and prior year share repurchase programs as of September 30, 2025. As of December 31, 2024, we had accrued a stock repurchase excise tax of $8 million related to the prior year share repurchase program. These amounts are located in “Accounts payable, accrued liabilities and other” and “Additional paid-in capital” in the accompanying consolidated balance sheets.

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

Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 17

	Three Months Ended September 30, 2025
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$8,015	$1,610	$1,197	$19	$10,841
Service revenue	—	—	—	21	21
Revenue from external customers	8,015	1,610	1,197	40	10,862
Other operating revenues (1)					615
Total revenue					11,477
Operating Expenses:
Medical care costs	7,376	1,507	1,144	17	10,044
Cost of service revenue	—	—	—	20	20
Segment expenses	7,376	1,507	1,144	37	10,064
Other operating expenses (2)					1,276
Operating income					137
Less: interest expense					49
Income before income tax expense					$88
Segment Margin:
Medical margin	$639	$103	$53	$2	$797
Service margin	—	—	—	1	1

	Three Months Ended September 30, 2024
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$7,668	$1,367	$659	$—	$9,694
Service revenue	—	—	—	20	20
Revenue from external customers	7,668	1,367	659	20	9,714
Other operating revenues (1)					626
Total revenue					10,340
Operating Expenses:
Medical care costs	6,938	1,225	480	—	8,643
Cost of service revenue	—	—	—	19	19
Segment expenses	6,938	1,225	480	19	8,662
Other operating expenses (2)					1,211
Operating income					467
Less: interest expense					29
Income before income tax expense					$438
Segment Margin:
Medical margin	$730	$142	$179	$—	$1,051
Service margin	—	—	—	1	1
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 18

	Nine Months Ended September 30, 2025
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$24,174	$4,686	$3,401	$76	$32,337
Service revenue	—	—	—	65	65
Revenue from external customers	24,174	4,686	3,401	141	32,402
Other operating revenues (1)					1,649
Total revenue					34,051
Operating Expenses:
Medical care costs	22,047	4,250	2,990	65	29,352
Cost of service revenue	—	—	—	58	58
Segment expenses	22,047	4,250	2,990	123	29,410
Other operating expenses (2)					3,698
Operating income					943
Less: interest expense					140
Income before income tax expense					$803
Segment Margin:
Medical margin	$2,127	$436	$411	$11	$2,985
Service margin	—	—	—	7	7

	Nine Months Ended September 30, 2024
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$22,538	$4,250	$1,856	$—	$28,644
Service revenue	—	—	—	60	60
Revenue from external customers	22,538	4,250	1,856	60	28,704
Other operating revenues (1)					1,447
Total revenue					30,151
Operating Expenses:
Medical care costs	20,350	3,728	1,347	—	25,425
Cost of service revenue	—	—	—	55	55
Segment expenses	20,350	3,728	1,347	55	25,480
Other operating expenses (2)					3,344
Operating income					1,327
Less: interest expense					84
Income before income tax expense					$1,243
Segment Margin:
Medical margin	$2,188	$522	$509	$—	$3,219
Service margin	—	—	—	5	5
______________________
(1)Other operating revenues include premium tax revenue, investment income, and certain other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, and certain other operating expenses.
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 19

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

Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 20

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
Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our 2024 Annual Report on Form 10-K, including without limitation risks related to the following matters:
•the implementation in 2025 or 2026 of Medicaid rate adjustments and updates that are not commensurate with the current medical cost trends in our states and the health acuity levels of our members;
•federal or state legislative or regulatory changes, including changes effected by the One Big Beautiful Bill Act, or changes through executive orders, to the Medicaid, Medicare, or Marketplace programs, including potential reductions in Medicaid funding, changes to the federal matching percentage paid to states for either the Medicaid expansion or general population, block grants or per capita caps, work requirements, the reduction or elimination of provider taxes, the non-renewal of Marketplace subsidies, or the implementation of new program integrity rules, insufficient Medicare Advantage rate adjustments, or amendments of the Affordable Care Act (“ACA”);
•budget pressures on state governments and states’ efforts to reduce rates or limit rate increases;
•evolving Marketplace dynamics including issues impacting enrollment, special enrollment periods, member choice, premium subsidies, broker rates, risk adjustment estimates and results, Marketplace plan insolvencies or receiverships, and the potential for disproportionate enrollment of higher acuity members;
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
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 21

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
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 22

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.6 million members as of September 30, 2025, located across 21 states.
THIRD QUARTER 2025 HIGHLIGHTS
We reported net income of $79 million, or $1.51 per diluted share, for the third quarter of 2025, which reflected the following:
•Membership of 5.6 million at September 30, 2025, which increased 30,000, or 0.5%, compared with September 30, 2024, primarily due to the growth in the Marketplace segment, including the ConnectiCare acquisition, partially offset by the impact of the Virginia contract termination and general contraction in Medicaid;
•Premium revenue of $10.8 billion, which increased 12% compared with the third quarter of 2024, and mainly reflects the ConnectiCare acquisition, rate increases, and growth in our current footprint;
•Consolidated medical care ratio (“MCR”) of 92.6% compared with 89.2% for the third quarter of 2024, reflects the continuation of a very challenging medical cost trend environment for each of our segments, but especially in Marketplace;
•General and administrative expense (“G&A”) ratio of 6.4%, compared with 6.5% for the third quarter of 2024, the continued benefit of fixed cost leverage as we grow our business and operating discipline; and
•Pre-tax margin of 0.8%.
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 23

CONSOLIDATED FINANCIAL SUMMARY
The following table summarizes our consolidated results of operations and other financial information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions, except per-share amounts)
Premium revenue	$10,841	$9,694	$32,337	$28,644
Less: medical care costs	10,044	8,643	29,352	25,425
Medical margin	797	1,051	2,985	3,219
MCR (1)	92.6%	89.2%	90.8%	88.8%

Other revenues:
Premium tax revenue	506	508	1,325	1,103
Investment income	108	118	322	341
Other revenue	22	20	67	63

General and administrative expenses	729	676	2,214	2,078
G&A ratio (2)	6.4%	6.5%	6.5%	6.9%

Premium tax expenses	506	508	1,325	1,103
Depreciation and amortization	45	47	151	138
Other	16	(1)	66	80
Operating income	137	467	943	1,327
Interest expense	49	29	140	84
Income before income tax expense	88	438	803	1,243
Income tax expense	9	112	171	315
Net income	$79	$326	$632	$928

Net income per share – Diluted	$1.51	$5.65	$11.79	$15.97

Diluted weighted average shares outstanding	52.5	57.7	53.6	58.1

Other Key Statistics
Ending Membership	5.6	5.6	5.6	5.6
Effective income tax rate	10.1%	25.7%	21.3%	25.3%
Pre-tax margin (3)	0.8%	4.2%	2.4%	4.1%
________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    Pre-tax margin represents income before income tax expense as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the third quarter of 2025 amounted to $79 million, or $1.51 per diluted share, compared with $326 million, or $5.65 per diluted share, in the third quarter of 2024. Net income in the nine months ended September 30, 2025 amounted to $632 million, or $11.79 per diluted share, compared with $928 million, or $15.97 per diluted share, in the nine months ended September 30, 2024.
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 24

The decline in net income in the third quarter of 2025 and nine months ended September 30, 2025 compared to the prior year reflects a decline in operating income for both periods. The decrease in operating income was mainly attributable to an increase in the MCR, higher interest cost and lower investment income, partially offset by the benefit of higher membership and G&A expense efficiencies.
PREMIUM REVENUE
Premium revenue increased $1.1 billion, or 12%, in the third quarter of 2025, when compared with the third quarter of 2024, and increased $3.7 billion, or 13%, in the nine months ended September 30, 2025, when compared with the nine months ended September 30, 2024. The higher premium revenue mainly reflects the ConnectiCare acquisition, rate increases, and growth in our current footprint, partially offset by the impact of lower membership in Medicaid. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
MEDICAL CARE RATIO
The consolidated MCR in the third quarter of 2025 increased to 92.6%, compared with 89.2% in the third quarter of 2024, or 340 basis points, and the consolidated MCR in the nine months ended September 30, 2025 increased to 90.8%, compared with 88.8% MCR for the nine months ended September 30, 2024, or 200 basis points. The increase in both periods reflects MCR increases in all our segments, reflecting the continuation of a very challenging medical cost trend environment for each of our segments, especially in Marketplace, but moderated by our medical cost management initiatives. The consolidated MCR for the nine months ended September 30, 2025 is above our long-term target range. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
The impact of prior year reserve development in the nine months ended September 30, 2025 was partially absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 4.5% and 5.0% for the third quarter of 2025 and 2024, respectively, and 3.9% and 3.7% for the nine months ended September 30, 2025 and 2024, respectively. The current year ratio changes were mainly due to state mix changes in our Medicaid segment.
INVESTMENT INCOME
Investment income decreased to $108 million in the third quarter of 2025, compared with $118 million in the third quarter of 2024, and decreased to $322 million in the nine months ended September 30, 2025, compared with $341 million in the nine months ended September 30, 2024. The decrease was mainly attributable to a decline in prevailing interest rates, partially offset by an increase in average invested balances in each period.
OTHER REVENUE
Other revenue amounted to $22 million in the third quarter of 2025, compared with $20 million in the third quarter of 2024, and totaled $67 million in the nine months ended September 30, 2025, compared with $63 million in the nine months ended September 30, 2024. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio was 6.4% in the third quarter of 2025, compared with 6.5% in the third quarter of 2024. The G&A expense ratio was 6.5% in the nine months ended September 30, 2025, compared with 6.9% in the nine months ended September 30, 2024. The change in G&A ratios reflects reduced incentive compensation tied to lower expected performance, operating discipline, and the continued benefit of operating leverage as we grow our business.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $45 million in the third quarter of 2025, compared with $47 million in the third quarter of 2024, and was $151 million in the nine months ended September 30, 2025, compared with $138 million in the nine months ended September 30, 2024. The increase in the nine months ended September 30, 2025 is due to impacts from the ConnectiCare acquisition that closed in the first quarter of 2025.
OTHER OPERATING EXPENSES
Other operating expenses increased by $17 million in the third quarter of 2025, compared with the third quarter of 2024, and decreased by $14 million in the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024. The third quarter changes reflect the impact of non-recurring litigation recoveries
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 25

recognized in 2024, and the nine month changes reflect the impact of certain non-recurring costs associated with acquisitions, and costs for litigation incurred in 2024. Other operating expenses also include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense was $49 million and $29 million in the third quarter of 2025 and 2024, respectively, and $140 million and $84 million for the nine months ended September 30, 2025 and 2024, respectively. The increase is due to borrowings under the Credit Facility (as defined below), borrowings under the Term Loans (as defined below) occurring in the first and third quarter of 2025, and the issuance of the $750 million 6.250% Notes due 2033 in November 2024.
INCOME TAXES
Income tax expense amounted to $9 million in the third quarter of 2025, or 10.1% of pretax income, compared with income tax expense of $112 million, or 25.7% of pretax income, in the third quarter of 2024. Income tax expense amounted to $171 million in the nine months ended September 30, 2025, or 21.3% of pretax income, compared with income tax expense of $315 million, or 25.3% of pretax income, in the nine months ended September 30, 2024. The difference in the effective tax rate for both periods is due to an increase in tax benefits related to transferable federal tax credits, decreases in nondeductible expenses and state and local income taxes, and differences in discrete tax benefits recognized in the respective periods.

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
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 26

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
Wisconsin Procurement—Medicaid. In August 2025, the Wisconsin Department of Health Services awarded a contract to provide services under the Family Care and Family Care Partnership program in its Geographic Service Regions 2 and 7 to our Wisconsin health plan. The contract is expected to commence on January 1, 2026 and is expected to have a duration of two years, with an option for three two-year extensions.
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

REPORTABLE SEGMENTS
As of September 30, 2025, we served approximately 5.6 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 27

Management’s discussion and analysis of the change in medical margin is discussed below under “Segment Financial Performance.” For more information, see Notes to Consolidated Financial Statements, Note 10, “Segments.”
SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	September 30,	December 31,	September 30,
	2025	2024	2024
Medicaid	4,639,000	4,890,000	4,941,000
Medicare	266,000	242,000	247,000
Marketplace	713,000	403,000	410,000
Other	10,000	—	—
Total	5,628,000	5,535,000	5,598,000

SEGMENT FINANCIAL PERFORMANCE
The following tables summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2025			2024
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$8,015	$639	92.0%	$7,668	$730	90.5%
Medicare	1,610	103	93.6	1,367	142	89.6
Marketplace	1,197	53	95.6	659	179	73.0
Other	19	2	84.1	—	—	—
Total	$10,841	$797	92.6%	$9,694	$1,051	89.2%

	Nine Months Ended September 30,
	2025			2024
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$24,174	$2,127	91.2%	$22,538	$2,188	90.3%
Medicare	4,686	436	90.7	4,250	522	87.7
Marketplace	3,401	411	87.9	1,856	509	72.6
Other	76	11	84.8	—	—	—
Total	$32,337	$2,985	90.8%	$28,644	$3,219	88.8%

Medicaid
Medicaid premium revenue increased $347 million, or 5%, in the third quarter of 2025, when compared with the third quarter of 2024. Medicaid premium revenue increased $1.6 billion, or 7%, in the nine months ended September 30, 2025, when compared with the nine months ended September 30, 2024. The increase in the third quarter was mainly due to premium rate increases, which were partially offset by the impact of lower membership due to redeterminations that continued into the second half of 2024, a general market contraction in 2025, and expiration of the Virginia contract. Also contributing to the premium revenue increase for the nine month period is revenue from contract wins in New Mexico (July 2024) and Texas ABD (September 2024), and a lower impact of minimum MLRs and medical cost corridors, when compared to the prior year.
The medical margin in our Medicaid program decreased $91 million, or 12%, in the third quarter of 2025 when compared with the third quarter of 2024, and decreased $61 million, or 3%, in the nine months ended September 30, 2025 when compared with the nine months ended September 30, 2024. The changes for both periods were driven by an increase in the MCR, as described below, partially offset by the increased premium revenues discussed above.
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 28

The Medicaid MCR increased 150 basis points to 92.0% in the third quarter of 2025, from 90.5% in the third quarter of 2024, and increased 90 basis points to 91.2% in the nine months ended September 30, 2025, from 90.3% in the nine months ended September 30, 2024. The increase in both periods was driven by higher than expected medical costs from acuity shifts, changes in product mix and an increase in utilization among our continuing population from the second half of 2024 that has continued into 2025. The increased utilization includes behavioral health services, high-cost drugs, long-term services and supports (LTSS) and broader utilization pressure in inpatient and outpatient settings, partially offset by premium rate increases. The Medicaid MCR for the third quarter and nine months ended 2025 is higher than we expected and is above our long-term target range.
Medicare
Medicare premium revenue increased $243 million, or 18%, in the third quarter of 2025 compared to the third quarter of 2024, and increased $436 million, or 10%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase primarily reflects membership growth associated with the ConnectiCare acquisition, partially offset by the impact of our exit from MAPD in thirteen states in 2025.
The medical margin for Medicare decreased $39 million in the third quarter of 2025, and decreased $86 million in the nine months ended September 30, 2025, when compared to the same periods in 2024. The decrease in both periods was mainly due to the increase in MCR discussed below, partially offset by the year-over-year increase in premium revenues discussed above.
The Medicare MCR increased to 93.6% in the third quarter of 2025, or 400 basis points, compared to the third quarter of 2024, and increased to 90.7% in the nine months ended September 30, 2025, or 300 basis points, compared to the nine months ended September 30, 2024. The increase in both periods resulted mainly from higher-than-expected utilization among our high-acuity duals populations, particularly for LTSS benefits and high-cost pharmacy drugs, partially offset by pricing and benefit adjustments implemented for 2025 and the exit from MAPD in thirteen states. The Medicare MCR for the third quarter and nine months ended 2025 is above our long-term target range.
Marketplace
Marketplace premium revenue increased $538 million in the third quarter of 2025 compared to the third quarter of 2024, and increased $1.5 billion in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to an expected increase in membership in line with our product and pricing strategy to achieve growth, membership growth associated with the ConnectiCare acquisition, and the impact of membership gained from redeterminations in 2024. Our Marketplace membership as of September 30, 2025, amounted to 713,000 members, representing an increase of 303,000 members compared to September 30, 2024.
The Marketplace medical margin decreased $126 million in the third quarter of 2025 when compared with the third quarter of 2024, and decreased $98 million in the nine months ended September 30, 2025 when compared with the nine months ended September 30, 2024. The changes in each period were impacted by the growth in premiums and margin associated with the higher membership, and the impact of MCR changes discussed below.
The Marketplace MCR increased to 95.6% in the third quarter of 2025, or 2,260 basis points, compared to 73.0% in the third quarter of 2024, and increased to 87.9% in the nine months ended September 30, 2025, or 1,530 basis points, compared to 72.6% in the nine months ended September 30, 2024. The increase in MCR for both periods was higher than expected, reflecting higher utilization relative to the risk adjustment revenue that we priced for among our continuing population and Special Enrollment Period members. The higher trend across the total Marketplace population mitigates the risk adjustment hedge we would have expected to realize. The increase in MCR also reflects the impact from higher initial MCRs related to the ConnectiCare acquisition and the impact of membership losses due to prior year member reconciliations and various program integrity initiatives. The program integrity initiatives caused a disconnect between premium and medical costs because members were disenrolled, but we were still required to cover the medical cost.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, the commercial portion of the business acquired in connection with the ConnectiCare transaction that closed effective February 1, 2025, and certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024.

Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 29

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
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries that we believe are appropriate. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the three and nine months ended September 30, 2025, the parent company received $278 million and $648 million, respectively, in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. In the three and nine months ended September 30, 2025, the parent company contributed capital in the aggregate amount of $55 million and $184 million, respectively, to our regulated health plan subsidiaries to satisfy statutory capital and surplus requirements mainly to fund our Connecticut health plans acquired in the ConnectiCare acquisition and, to a lesser extent, our New Mexico health plan. Our parent company normally meets its liquidity requirements from administrative services fees earned under administrative services agreements; dividends received from our regulated subsidiaries; federal tax payments collected from the regulated subsidiaries; proceeds received from the issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Cash, cash equivalents and investments at the parent company amounted to approximately $108 million and $445 million as of September 30, 2025, and December 31, 2024, respectively. The decrease for the nine months ended September 30, 2025 was primarily due to the purchase of approximately 2.8 million shares of our stock for $500 million in the third quarter of 2025, approximately 1.7 million shares of our stock for $500 million in the first quarter of 2025, funding the ConnectiCare transaction for $350 million, and capital contributions to regulated health plan subsidiaries, partially offset by $740 million from net borrowing activity under the Credit Facility and Term Loans, dividends received from regulated health plan subsidiaries and the timing of corporate payments.
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
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 30

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
Cash Flow Activities
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2025	2024	Change

	(In millions)
Net cash (used in) provided by operating activities	$(237)	$868	$(1,105)
Net cash provided by (used in) investing activities	82	(483)	565
Net cash used in financing activities	(262)	(414)	152
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(417)	$(29)	$(388)

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
Net cash used in operations for the nine months ended September 30, 2025 was $237 million, compared with $868 million provided in the nine months ended September 30, 2024. The change in cash flow mainly results from timing differences in settlement of government agency receivables and payables, including settlements for Medicaid minimum MLR and medical cost corridors and Marketplace risk adjustment payables, tax payments and a lower net income in the nine months ended September 30, 2025.
Investing Activities
Net cash provided by investing activities was $82 million in the nine months ended September 30, 2025, compared with $483 million used in the nine months ended September 30, 2024, an increase in cash flow of $565 million. This change in cash flow reflects the net impact of proceeds and purchases of investments, which amounted to net proceeds of $410 million in the nine months ended September 30, 2025 and net purchases of $118 million in the nine months ended September 30, 2024. Net cash used in business combinations amounted to $245 million in the nine months ended September 30, 2025, related to the ConnectiCare acquisition, compared to $295 million in net cash used related to the Bright acquisition and $49 million for final purchase consideration for MyChoice Wisconsin in the nine months ended September 30, 2024.
Financing Activities
Net cash used in financing activities was $262 million in the nine months ended September 30, 2025, compared with $414 million used in the nine months ended September 30, 2024, an increase in cash flow of $152 million. In the nine months ended September 30, 2025, financing activity included common stock purchases of $1.0 billion and $360 million in repayment under the Credit Facility and Term Loans, partially offset by $1.1 billion in combined borrowings under the Credit Facility and Term Loans. In the nine months ended September 30, 2024, financing activity included common stock purchases of $500 million and $150 million in repayment under the Credit Facility, partially offset by $300 million in borrowings under the Credit Facility. In addition, in the nine months ended September 30, 2025 and 2024, financing cash outflows included $37 million and $57 million, respectively, for common stock withheld to settle employee tax obligations.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Amended Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 31

will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
Our working capital on a consolidated basis was $5.1 billion at September 30, 2025, compared with $4.9 billion at December 31, 2024. At September 30, 2025, our cash and investments amounted to $8.7 billion, compared with $9.3 billion at December 31, 2024. A significant portion of our portfolio is held in cash and cash equivalents, and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized gains on our investments classified as current and available for sale increased to $12 million at September 30, 2025 compared to net unrealized losses of $75 million at December 31, 2024. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
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
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $3.0 billion at September 30, 2025 and $2.6 billion at December 31, 2024. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of September 30, 2025, was approximately $510 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of September 30, 2025, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed, to provide additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.
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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of September 30, 2025, we were in compliance with all financial and non-financial covenants under the Amended Credit Agreement and other long-term debt.
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
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 32

Credit Agreement Borrowing Capacity. We are party to a credit agreement (the “Amended Credit Agreement”), which provides for a revolving credit facility (“Credit Facility”) of $1.25 billion, with a lending commitment termination date of September 20, 2029, a delayed draw commitment in an aggregate principal amount of $500 million, with a maturity date of February 19, 2027 (“Term Loan A-1”), and a delayed draw commitment in an aggregate principal amount of $500 million, with a maturity date of August 12, 2027 (“Term Loan A-2” and together with the Term Loan A-1, the “Term Loans”). The Amended Credit Agreement also provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $800 million, plus an unlimited amount of such term loans as long as we maintain a minimum consolidated net leverage ratio. As of September 30, 2025, we had available borrowing capacity of $1.25 billion under the Credit Facility, $50 million available capacity under the Term Loan A-2 and no available capacity under the Term Loan A-1. See further discussion in the Notes to Consolidated Financial Statements, Note 8, “Debt.”
Future Uses
Common Stock Purchases. In April 2025, our board of directors newly authorized the purchase of up to an additional $1 billion of our common stock. This new program extends through December 31, 2026. In consultation with the Finance Committee of the Board, the exact timing and amount of any share repurchases shall be determined by management based on market conditions and share price, in addition to other factors, and repurchases generally will be made in accordance with the volume, price, and timing parameters under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of October 17, 2025, $500 million remained available to purchase our common stock under this program through December 31, 2026.
Acquisitions. We have a disciplined and steady approach to growth. Organic growth, which includes leveraging our existing health plan portfolio and winning new territories, is our highest priority. In addition to organic growth, we will consider targeted acquisitions that are a strategic fit that we believe will leverage operational synergies, and lead to incremental earnings accretion.
Regulatory Capital Requirements and Dividend Restrictions. We have the ability, and have committed, to provide additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2024 was disclosed in our 2024 Annual Report on Form 10-K.
There were no significant changes to our contractual obligations and commitments not otherwise disclosed or outside the ordinary course of business during the nine months ended September 30, 2025.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates based on assumptions that may affect reported amounts and disclosures; actual results could differ from these estimates. Our critical accounting estimates relate to:
•Medical costs, claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 7, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the nine months ended September 30, 2025 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.
•Premium Revenue Recognition and Amounts Due Government Agencies: Risk Adjustment. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Business Combinations, and Goodwill and intangible assets, net. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 4, “Business Combinations.” Other than the discussion as noted above, in the nine
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 33

months ended September 30, 2025, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2025, the fair value of our fixed income investments would decrease by approximately $118 million. Declines in interest rates over time will reduce our investment income.
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

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 34

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the third quarter of 2025, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	2,000	$306.29	—	$1,000,000,000
August 1 - August 31	2,570,000	$174.71	2,570,000	$551,000,000
September 1 - September 30	279,000	$182.75	279,000	$500,000,000
Total	2,851,000	$175.60	2,849,000

_______________________
(1)During the third quarter of 2025, there were approximately 2,849,000 shares repurchased as part of our publicly announced share repurchase program and we withheld approximately 2,000 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan. For further information refer to Notes to Consolidated Financial Statements, Note 9, “Stockholders' Equity.”
(2)For further information on our stock repurchase programs, refer to Notes to Consolidated Financial Statements, Note 9, “Stockholders' Equity.”

OTHER INFORMATION
(a)    None.
(b)    None.
(c)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended September 30, 2025.

Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 35

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
10.1	2025 Equity Incentive Plan Restricted Stock Award Agreement Form	Filed herewith.
10.2	2025 Equity Incentive Plan Performance Stock Unit Award Agreement Form	Filed herewith.
10.3	Fourth Amendment to Credit Agreement, dated as of August 12, 2025, by and among the Company, the Lenders party thereto and Truist Bank, as Administrative Agent, Issuing Bank and Swingline Lender.	Filed as Exhibit 10.1 to registrant’s Form 8-K filed August 12, 2025
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith.

Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	October 23, 2025	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 23, 2025	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. September 30, 2025 Form 10-Q | 37