Form 10-K
period 2025-12-31
MOLINA HEALTHCARE, INC.
filed 2026-02-10
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of our most recently completed second fiscal quarter, was approximately $16.0 billion (based upon the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange, Inc. on June 30, 2025).
As of February 6, 2026, approximately 51.5 million shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, to the extent described therein.

MOLINA HEALTHCARE, INC. 2025 FORM 10-K
TABLE OF CONTENTS

		Page

Part I
Item Number
1.	Business	3

1A.	Risk Factors	20

1B.	Unresolved Staff Comments	Not Applicable.

1C.	Cybersecurity	36

2.	Properties	38

3.	Legal Proceedings	38

4.	Mine Safety Disclosures	Not Applicable.

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38

6.	[Reserved]	Not Applicable.

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

7A.	Quantitative and Qualitative Disclosures About Market Risk	52

8.	Financial Statements and Supplementary Data	53

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable.

9A.	Controls and Procedures	91

9B.	Other Information	94

9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable.

Part III

10.	Directors, Executive Officers and Corporate Governance	94

11.	Executive Compensation	94

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94

13.	Certain Relationships and Related Transactions, and Director Independence	94

14.	Principal Accountant Fees and Services	94

Part IV

15.	Exhibits and Financial Statement Schedules	95

16.	Form 10-K Summary	Not Applicable.
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
Those known risks and uncertainties include, but are not limited to, risks related to the following:
•Medicaid, Medicare, or Marketplace capitation rates that are insufficient to fully cover our medical care costs and/or the rates of utilization and the health acuity status of our members, including without limitation inpatient and outpatient costs, pharmacy costs, and behavioral health care costs, and insufficient rate increases that do not keep pace with an accelerating medical care cost trend;
•federal or state legislative or regulatory changes, including changes effected by, or negative public perceptions of the Medicaid program created by, the One Big Beautiful Bill Act, or changes effected through Executive Orders, to the Medicaid, Medicare, or Marketplace programs, including potential reductions in Medicaid funding, political pressures directed at the health insurance industry regarding managed care and prior authorization practices, advocacy for and potential implementation of aspects of the so-called Great Healthcare Plan, changes to the federal matching percentage paid to states, the implementation of Medicaid work requirements, block grants or per capita caps, the reduction or elimination of provider taxes, uncertainty regarding the status or effect of Marketplace subsidies, the implementation of new program integrity rules, insufficient Medicare Advantage rate adjustments, new rules pertaining to Medicare Risk Adjustment Data Validation, or amendments of the Affordable Care Act (“ACA”);
•budget pressures on state governments and states’ efforts to reduce rates and limit rate increases to avoid budget deficits;
•evolving Marketplace dynamics including issues impacting enrollment, special enrollment periods, member choice, premium subsidies, broker rates, risk adjustment estimates and results, Marketplace plan insolvencies or receiverships, and the potential for disproportionate enrollment of higher acuity members;
•the success of our efforts to retain existing or awarded government contracts, the success of our bid submissions in response to requests for proposal, our ability to identify merger and acquisition targets to support our continued growth over time at projected levels, and our ability to realize the full amount of our embedded earnings;
•the success of the scaling up of our operations in new states in connection with request for proposal wins, and the satisfaction of all readiness review requirements under the new Medicaid contracts;
•our ability to integrate our acquisitions and realize expected benefits and limit our liabilities as projected;
•subsequent adjustments to reported premium revenue based upon subsequent developments or new information, including retroactive Medicaid rate adjustments in a state or changes to estimated amounts payable or receivable related to Marketplace risk adjustment;
•effective management of our medical costs, and the accurate estimation of incurred but not reported or paid medical costs across our health plans;
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
Molina Healthcare, Inc. 2025 Form 10-K | 1

•operational improvements, efficiencies, and cost savings that are less than anticipated, or that result in unforeseen consequences, from our investments in artificial intelligence (“AI”) administrative tools and initiatives;
•the impact of our working in a remote work environment;
•our receipt of rates adequate to support increasing pharmacy costs, including costs associated with specialty drugs and costs resulting from formulary changes that allow the option of higher-priced non-generic drugs;
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
•the success of our providers, including delegated providers, the adequacy of our provider networks, the successful maintenance of relations with our providers, the accuracy of our provider directories incidental to provider turnover and network changes, and potential medical or pharmaceutical supply shortfalls suffered by our providers incidental to the implementation of tariffs;
•approval by state regulators of dividends and distributions by our health plan subsidiaries;
•high dollar claims related to catastrophic illness;
•the favorable resolution of litigation, arbitration, or administrative proceedings consistent with our expectations;
•the greater scale and revenues of our health plans in California, New York, Texas, and Washington, and risks related to the concentration of our business in those states;
•the failure to comply with the financial or other covenants in the New Credit Agreement (as defined below) or the indentures governing our outstanding senior notes;
•the availability of adequate financing on acceptable terms to fund and capitalize our expansion and growth, and to meet our general liquidity needs;
•the failure of a state in which we operate to renew its federal Medicaid waiver;
•risks associated with vaccine hesitancy and the potential for a new epidemic or pandemic, including risks presented by the flu, measles, or other contagious diseases;
•changes generally affecting the managed care industry, including any new federal or state legislation that impacts the business space in which we operate, or negative perceptions that may arise about managed care practices or government healthcare programs;
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
Molina Healthcare, Inc. 2025 Form 10-K | 2

PART I
Item 1. BUSINESS
OVERVIEW
ABOUT MOLINA HEALTHCARE
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). Molina was founded in 1980 as a provider organization serving low-income families in Southern California and reincorporated in Delaware in 2002. We served approximately 5.5 million members as of December 31, 2025, located across 21 states.
Our business footprint, as of December 31, 2025, is illustrated below.

FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2025	2024

	(In millions, except per-share amounts)
Premium Revenue	$43,052	$38,627
Total Revenue	$45,426	$40,650
Medical Care Ratio (“MCR”) (1)	91.7%	89.1%
Net Income	$472	$1,179
Net Income per Diluted Share	$8.92	$20.42
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
Molina Healthcare, Inc. 2025 Form 10-K | 3

commercial portion of the business acquired in connection with the ConnectiCare transaction that closed effective February 1, 2025.
Refer to Notes to Consolidated Financial Statements, Note 16, “Segments,” for further information, including segment revenue and profit information.
SEGMENT MEMBERSHIP
The following table summarizes our membership by segment as of the dates indicated:

	As of December 31,
	2025	2024
Medicaid	4,568,000	4,890,000
Medicare	262,000	242,000
Marketplace	655,000	403,000
Other	6,000	—
Total	5,491,000	5,535,000

SEGMENT PREMIUM REVENUE
The following table presents our consolidated premium revenue by segment for the periods indicated:

	Year Ended December 31,
	2025	2024

	(In millions)
Medicaid	$32,240	$30,579
Medicare	6,235	5,542
Marketplace	4,487	2,506
Other	90	—
Total	$43,052	$38,627
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
STRATEGY
Our long-term growth strategy remains unchanged, as we continue to be a pure-play government-sponsored healthcare business, which provides us with opportunities to compete in high-growth, synergistic market segments with attractive and sustainable margins. Our strategic priorities include:
•Growing our core businesses organically and growing inorganically through accretive acquisitions;
•Providing low-cost health plans to our state and federal customers, and members in Medicaid, Medicare, and Marketplace programs;
•Providing our members with high quality and appropriate access to care, including effective and appropriate access to care at the right time and in the right setting;
•Offering our state and federal customers, members, and providers reliable service and a seamless experience; and
•Returning excess capital to shareholders, for example, in the form of targeted share repurchase programs.

We review our strategy annually, and we assess our changing environment, risks within our portfolio, and the adequacy of our capabilities to confirm our plan and how we will execute it.
•Environment. Environmental forces influencing growth and margins are largely unfavorable in the short term. Medicaid enrollment has declined due to eligibility redetermination, and the remaining higher-risk population mix, and higher utilization, has led to elevated cost trends that have significantly outpaced rates
Molina Healthcare, Inc. 2025 Form 10-K | 4

in 2024 and 2025. Medicaid will continue to be challenged, as rate changes typically lag changes in cost trends, and the One Big Beautiful Bill Act (“OBBBA”) is expected to drive a 15% to 20% reduction on 1.2 million members in our Medicaid Expansion membership and a further medical cost acuity shift during the next two to three years. The integration of Medicaid and Medicare for dual-eligible members in many states poses an opportunity and a threat. The expiration of subsidies in Marketplace in 2025 will lead to a reduction in membership and result in an adverse acuity shift in the overall market risk pool. Program integrity initiatives will also be a contributing factor to Marketplace membership reduction.
•Retrospective. We have confidence that we can continue to execute our strategic plan, despite the significant environmental challenges presented in the near term of rapidly escalating medical care costs and utilization. We have achieved 18% revenue growth from 2019 to 2025. We have achieved a 90% re-procurement win rate for Medicaid requests for proposal (“RFP”) representing $14 billion in retained revenue and an 80% new contract win rate worth $20 billion in premium, and we have completed acquisitions totaling more than $10 billion of revenue during this period.
•The Plan. Our overall strategy is generally unchanged, but near-term growth opportunities have declined slightly compared to prior years; our long-term premium revenue growth target, however, remains at 11% to 13%. We continue to fuel our growth engines and are on pace to surpass the $50 billion premium revenue mark in 2027. Our proven record of RFP success makes us confident in our ability to retain current revenue and to pursue most new state opportunities with a continued high win rate. We remain opportunistic about deploying capital to accretive acquisitions. The current challenging operating environment has been a catalyst for many smaller and less diverse health plans to consider their strategic options. Our long-term net income growth target is 11% to 13%.
•How We Will Execute. We are promoting strong medical and general and administrative (“G&A”) cost management to drive attractive and sustainable margins. We are advancing capabilities to drive medical cost efficiencies with a focus on high-acuity populations, including care management, value-based contracting, payment integrity, and centers of excellence for behavioral health, pharmacy, and Long-Term Services and Supports (“LTSS”). As part of our operating enhancements, we are making appreciable investments in deploying artificial intelligence (“AI”) tools to enhance effectiveness and create efficiency. We are focused on continuing to maintain a strong capital foundation and retaining enough flexibility to execute on all three pillars of our capital allocation strategy.
KEY DEVELOPMENTS
We are pleased with the continued success of our profitable growth strategy in 2025, which included strong performance on Medicaid state procurements in 2025, and the ConnectiCare acquisition that we closed as of February 1, 2025. Collectively, newly reported RFP successes and acquisitions in 2025 represent nearly $9 billion of incremental annual premium revenue. More detail on recent developments and accomplishments relating to our growth strategy is presented below:
Idaho Procurement—Medicaid and Medicare. Our new contract with the Idaho Department of Health and Welfare commenced on January 1, 2026.
Michigan Procurement—Medicare. Our new contract commenced on January 1, 2026 in select regions.
Massachusetts Procurement—Medicare. Our new contract commenced on January 1, 2026.
Ohio Procurement—Medicare. Our new contract commenced on January 1, 2026.
Wisconsin Procurement—Medicaid. In August 2025, the Wisconsin Department of Health Services awarded a contract to provide services under the Family Care and Family Care Partnership program in its Geographic Service Regions 2 and 7 to our Wisconsin health plan. The contract commenced on January 1, 2026 and is expected to have a duration of two years, with an option for three two-year extensions.
In May 2024, the Wisconsin Department of Health Services awarded a contract to provide services under the Family Care and Family Care Partnership program in its Geographic Service Region 5 to our Wisconsin health plan. The contract commenced on January 1, 2025, and is expected to have a duration of two years, with an option for three two-year extensions.
Nevada Procurement—Medicaid. In March 2025, the Nevada Department of Health and Human Services Division of Health Care Policy and Financing issued a notice of intent to award Medicaid and Children’s Health Insurance Program managed care contracts to our Nevada health plan. The new contract will cover Urban Clark and Urban Washoe. The new contract commenced on January 1, 2026 and will run through December 31, 2030, with one two-year extension.
Molina Healthcare, Inc. 2025 Form 10-K | 5

Illinois Procurement—Medicare. In March 2025, the Illinois Department of Healthcare and Family Services awarded a contract to provide a Fully Integrated Dual Eligible Special Needs Plan to our Illinois health plan. This contract will replace the state’s Medicare-Medicaid Alignment Initiative demonstration program. The new contract commenced on January 1, 2026. The contract is expected to have an initial term of four years, with the option to extend the contract from the initial term so long as the total contract term does not exceed ten years.
Florida Procurement—Medicaid. In November 2025, the Florida Agency for Health Care Administration issued a Notice of Agency Decision that it intends to award our Florida health plan a contract to provide Statewide Medicaid Managed services to enrollees of the Title XIX and Title XXI Children’s Medical Services Program (“Florida Kids”). We are the sole plan selected and expect to serve approximately 120,000 enrollees. The contract start date has not been determined, but the term of the contract is expected to continue through December 31, 2030.
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
CAPITAL MANAGEMENT
Continued management of our cash, investments, and capital structure is enabling us to meet the short- and long-term objectives and obligations of our business while maintaining liquidity and financial flexibility. We have continued to execute a capital plan that has produced a strong and stable balance sheet, with a simplified capital structure, which resulted in the following accomplishments in 2025:
•Our regulated health plans paid $985 million in total dividends to the parent company, representing cash in excess of their capital needs.
•In November 2025, we completed the private offering of $850 million aggregate principal amount of 6.500% senior notes due 2031. We used the net proceeds for repayment of $740 million in existing term loan debt and for general corporate purposes. We also refinanced the existing revolving credit facility with a $1.25 billion facility, with a five-year term ending on November 20, 2030. All bond maturities are long dated on average 5 years, and our weighted average cost of fixed debt is at 5.0%.
•In the first and third quarters of 2025, we completed purchases of our common stock pursuant to stock purchase programs authorized by our board of directors in October 2024 and April 2025, respectively. Under these programs, pursuant to Rule 10b5-1 trading plans, we:
◦Purchased approximately 1,679,000 shares for $500 million in the first quarter of 2025 (average cost of $297.83 per share).
◦Purchased approximately 2,849,000 shares for $500 million in the third quarter of 2025 (average cost of $175.50 per share).
OUR BUSINESS
MEDICAID
Overview
Medicaid was established in 1965 under the U.S. Social Security Act to provide healthcare and long-term services and support to low-income Americans. Although jointly funded by federal and state governments, Medicaid is a state-operated and state-implemented program. States have significant flexibility to structure their own programs in terms of eligibility, benefits, delivery of services, and provider payments, subject to federal laws and regulations. The
Molina Healthcare, Inc. 2025 Form 10-K | 6

federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage (“FMAP”). The approximate average FMAP across all jurisdictions is 60% and varies inversely with average personal income in the state. Most states have contracted with managed care plans to provide Medicaid services to beneficiaries, seeking to increase budget predictability, constrain spending, improve access to care and value, and meet other objectives.
We expect our Medicaid enrollment to be flat in 2026 compared to 2025. We expect modest contraction in our current footprint as some states continue to review membership eligibility to be offset by the implementation of the new Florida Kids contract that we expect to commence starting in the fourth quarter of 2026.
We participate in the following Medicaid programs:
•Temporary Assistance for Needy Families (“TANF”) – The most common Medicaid program, covers primarily low-income families with children.
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
•Medicaid Expansion – For states that have elected to participate, Medicaid Expansion provides eligibility to most low-income individuals under age 65 with incomes at, or below 138% of the federal poverty line.
•LTSS – LTSS programs cover a range of medical and personal care assistance that people may need for weeks, months, or years, when they have trouble completing self-care tasks because of aging, chronic illness, or disability. Such services include, but are not limited to, nursing facility care, adult daycare programs, home health aide services, personal care services, transportation, and supported employment as well as assistance provided by a family caregiver.
Contracts
States contracting with health plans to provide services for Medicaid beneficiaries typically select health plans by using a formal bid process and award contracts to successful responsive bidders. Our state Medicaid contracts typically have terms of three to five years, contain renewal options that can be exercised by the state Medicaid agency, and allow either the state or the health plan to terminate the contract with or without cause. States may issue RFPs to competitively rebid contracts to other health plans, and if one of our health plans is not a successful responsive bidder to such RFPs, its contract may not be renewed.
In addition to contract renewal, our state Medicaid contracts may be periodically amended to include or exclude certain health benefits, such as pharmacy services, behavioral health services, or long-term care services, or populations such as the ABD; and regions or service areas.
Status of Significant Contracts
Our Medicaid premium revenue constituted 75% of our consolidated premium revenue in the year ended December 31, 2025. Our Medicaid contracts with the states of California, New York, Texas, and Washington each accounted for approximately 10% or more of our consolidated Medicaid premium revenues in the year ended December 31, 2025. The current status of each of these contracts is described below.
California. The three California Department of Health Care Services Medi-Cal contracts and plan-to-plan subcontract for Los Angeles County commenced on January 1, 2024, which enabled us to continue serving Medi-Cal members in Los Angeles, Riverside/San Bernardino, Sacramento, and San Diego counties and significantly expanded our footprint in Los Angeles County. Our California Medicaid contracts represented premium revenue of approximately $4,170 million, or 13%, of our consolidated Medicaid premium revenue in 2025.
New York. Our presence in New York increased substantially after completion of several acquisitions in 2020 through 2022. We serve Medicaid members in 28 counties in New York. We also have a specialty managed care organization that provides long-term care services at home or in the community for those who are chronically ill or disabled in The Bronx, New York City, Queens, Brooklyn, Nassau, Westchester, and Suffolk counties. Our New York Medicaid contracts represented premium revenue of approximately $3,221 million, or 10%, of our consolidated Medicaid premium revenue in 2025.
Texas. Our new contract for the Texas STAR+PLUS program commenced on September 1, 2024, retaining our entire existing footprint in each of Bexar, Dallas, El Paso, Harris, Hidalgo, Jefferson, Northeast Texas, and Tarrant service areas and grew our market share. In the first quarter of 2024, we were notified of the Texas Health and
Molina Healthcare, Inc. 2025 Form 10-K | 7

Human Services Commission’s intent to award us a contract for TANF and CHIP (known in Texas as the STAR & CHIP programs, and both existing contracts for Molina), expanding our footprint, and expecting to grow our market share. The expected start of operations and other final contract terms are still pending. Our Texas Medicaid contracts represented approximately $5,735 million, or 18%, of consolidated Medicaid premium revenue in 2025.
Washington. Our managed care contract with the Washington State Health Care Authority (“HCA”) covers all ten regions of the state’s Apple Health Integrated Managed Care program, and was effective through December 31, 2025. HCA has renewed the contract through December 31, 2026, with a further renewal expected for 2027. HCA is expected to re-procure for Medicaid with an anticipated release of an RFP no earlier than fourth quarter of 2026, with an expected contract effective date of January 1, 2028. Our Washington Medicaid contract represented approximately $4,194 million, or 13%, of consolidated Medicaid premium revenue in 2025.
A loss of any of our significant Medicaid contracts could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Basis for Premium Rates
State government agencies pay our Medicaid health plans per-member per-month (“PMPM”) rates that vary by state, line of business, demographics and, in most instances, health risk factors, in return for providing services to members and assuming the associated medical and administrative cost risks. Premium rates are subject to each state’s annual appropriation process and may vary between states and among various government programs. Molina arranges, pays for, and manages healthcare services provided to Medicaid beneficiaries in exchange for the premiums received. Therefore, our health plans are at risk, and we employ advocacy efforts to help ensure that rates are sufficient to cover prevailing medical cost trends. Centers for Medicare & Medicaid Services (“CMS”) requires these rates to be actuarially sound.
Member Enrollment and Marketing
Most states allow eligible Medicaid members to select the Medicaid plan of their choice; however, Medicaid marketing efforts are regulated, and states impose requirements for, or restrictions on, Medicaid sales and marketing. Members that do not choose a plan are subject to auto-assignment, as described below.
Our Medicaid health plans may benefit from auto-assignment of individuals who do not choose a plan, but for whom participation in managed care programs is mandatory. Each state differs in its approach to auto-assignment, but one or more of the following criteria is typical in auto-assignment algorithms: a Medicaid beneficiary's previous enrollment with a health plan or experience with a particular provider contracted with a health plan; enrolling family members in the same plan; a plan's quality or performance status; a plan’s network and enrollment size; plans with the lowest bid in a county or region; and equal assignment of individuals who do not choose a plan in a specified county or region.
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
Over 12 million low-income elderly and disabled people qualify for both the Medicare and Medicaid programs (“dual eligible” individuals). These beneficiaries are more likely than other Medicare beneficiaries to be frail, live with multiple chronic conditions, and have functional and cognitive impairments. Medicare is their primary source of health insurance coverage. Medicaid supplements Medicare by paying for services not covered by Medicare, such as dental care and long-term care services and supports, and by helping to cover Medicare’s premiums and cost-sharing requirements. Together, these two programs help to shield very low-income Medicare beneficiaries from potentially unaffordable out-of-pocket medical and long-term care costs. New requirements from CMS aim to enhance the integration of Medicare and Medicaid to simplify administration and improve care for dual eligible individuals and require all D-SNPs affiliated with Medicaid managed care organizations to operate with exclusively aligned enrollment beginning in 2027. Our overlapping Medicaid and Medicare market presence positions us well, and we are focused on continued operational restructuring, assessing enrollment alignment and communicating effectively with members to support our long-term growth opportunities.
Molina Healthcare, Inc. 2025 Form 10-K | 8

We expect our Medicare enrollment to decrease by approximately 12% in 2026, to a total of 230,000 members by the end of the year, including 80,000 Medicare Advantage-Part D (“MAPD”) members, due to strategic positioning. In 2026, we are participating in Medicare in all our markets except Florida.
We participate in the following Medicare programs:
•MAPD – We contract with CMS under the Medicare Advantage program to provide benefits above original Medicare, including cost-sharing and enhanced prescription drug benefits under Part D, that are targeted towards low-income beneficiaries.
•Dual Eligible Special Needs Plan (“D-SNP”) – We contract with CMS to provide benefits above original Medicare, including care coordination complex case management and care management.
•Highly-Integrated Dual Special Needs Plans (“HIDE”) – D-SNP plans that offer a higher level of integration by providing coordinated care and covering LTSS or behavioral health benefits through contracts with state Medicaid agencies.
•Fully-Integrated Dual Special Needs Plans (“FIDE”) – D-SNP plans that provide fully-integrated care coordinated via contracts with CMS and state Medicaid agencies under a single managed care plan.
•Coordination Only (“CO”) D-SNP – We contract with state Medicaid agencies to coordinate the delivery of the Medicaid and Medicare services that meet minimum CMS requirements but do not qualify as a HIDE or FIDE.
•Chronic Special Needs Plan (“C-SNP”) – We contract with CMS to provide benefits for people living with qualifying chronic conditions, such as Diabetes, Chronic heart failure, and cardiovascular disorders.
•Medicare-Medicaid Plans (“MMP”) – These plans provide for coordination of care and deliver services in a more efficient manner, and certain states have undertaken demonstration programs to integrate Medicare and Medicaid services for dual-eligible individuals. Our MMPs are transitioning to other products, as described further below.
Contracts
We enter into MAPD and C-SNP contracts with CMS annually, and for D-SNP, HIDE, FIDE, CO D-SNP, and MMP (collectively, “dual-eligible programs”), we enter into contracts with CMS, in partnership with each state’s department of health and human services. Such contracts typically have terms of one to three years.
Status of MMP Contracts
In May 2022, CMS published a Final Rule, which addressed the termination of the Financial Alignment Initiative Demonstration and provided a pathway for states to transition their MMP programs into an integrated dual eligible special needs plan. Under a provision within the Final Rule, states can maintain their existing MMP through a two-year extension until December 31, 2025, if the applicable state provided CMS with a transition plan by October 1, 2022.
Our California MMP contract expired on December 31, 2022, and many of our California MMP members transitioned to Molina’s California D-SNP products in early 2023. Five other states (Illinois, Michigan, Ohio, South Carolina, and Texas) transitioned their current MMP contracts to integrated D-SNP contracts on January 1, 2026, totaling $1.9 billion in total revenue. We successfully procured standalone D-SNP products in Illinois, Michigan, and Ohio via RFPs and, based on our transition plans and member-crosswalks, we transitioned our members to Molina integrated D-SNP plans by January 1, 2026.
Basis for Premium Rates
Under MAPD, managed care plans contract with CMS to provide benefits, and assume the associated medical and administrative cost risks, in exchange for a fixed PMPM premium payment that varies based on health plan Star Rating and member demographics, including county residence and health status. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed PMPM premium payment. Amounts payable to us under the MAPD contracts are subject to annual revision by CMS, including any federal budget cuts or tax changes applicable to Medicare. We elect to participate in each Medicare service area or region on an annual basis.
As mentioned above, MAPD premiums are subject to retroactive increase or decrease based on the health status of our Medicare members, as measured by member risk scores determined pursuant to the CMS risk adjustment model. The data we provide to CMS to determine risk scores is subject to audit by CMS at the contract level, by plan year on an on-going basis. Such risk adjustment data validation (“RADV”) audits can result in retroactive and prospective premium adjustments. We record the estimated impact of audit settlements as a reduction to premium revenues, based upon available information, in the year that CMS determines repayment is required. On January 30, 2023, CMS finalized its approach to RADV audits, including its decision to extrapolate the results of audit
Molina Healthcare, Inc. 2025 Form 10-K | 9

samples when calculating payment errors, but without comparison of the audit results to a similar audit of the original Medicare program (fee-for-service adjuster, or “FFSA”). CMS had planned to begin extrapolation with audits for the 2018 plan year and, as a result, decided to settle payment errors identified in RADV audits for plan years 2011 through 2017 on a non-extrapolated basis. A recent court ruling vacated the 2023 rule that would have removed the fee-for-service adjuster and allowed for retroactive extrapolation of audit findings. CMS must now decide how to proceed, potentially by appealing the decision or starting a new rulemaking process to justify the removal of the FFSA.
CMS evaluates MAPD plans under its "Star Rating" system, which considers various measures adopted by CMS, including quality of care, preventive services, chronic illness management, coverage determinations and appeals, and customer satisfaction. Plans that perform very well are able to offer enhanced benefits, market more effectively and for longer periods of time than other plans, and obtain quality-bonus payments, with MAPD plans receiving a rating of four or more stars eligible for such payments. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain four stars, or greater.
Member Enrollment and Marketing
Our Medicare members may be enrolled through passive enrollment, as described above in “Medicaid—Member Enrollment and Marketing,” or by enrolling in our plans with the assistance of insurance agents employed by Molina, outside brokers, or via the Internet. Generally, the enrollment period occurs between mid-October and early December for coverage that begins on the following January 1.
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
We employ our own insurance agents and contract with independent, licensed insurance agents to market our MAPD products. We have continued to expand our use of independent agents because the cost of these agents is largely variable and we believe the use of independent, licensed agents is more conducive to the shortened Medicare selling season and the open enrollment period. The activities of our independent, licensed insurance agents are also regulated by CMS. We also use direct mail, mass media and the Internet to market our MAPD products.
MAPD Exit
In early February 2026, we determined that the MAPD product does not align with our strategic shift to focus exclusively on dual eligible members in Medicare and we intend to exit this product for 2027. Our MAPD contracts represented approximately 117,000 members and approximately $1,566 million, or 25% of Medicare segment premium revenue in 2025. As we noted above, we expect enrollment to decrease in 2026, to 80,000 members, and we expect 2026 premium revenue to be approximately $1 billion.
MARKETPLACE
Overview
The ACA authorized the creation of Marketplace insurance exchanges, allowing individuals and small groups to purchase federally subsidized health insurance beginning January 1, 2014. Marketplace plans must be Affordable Care Act (“ACA”)-compliant, meeting standards established by the federal government, including a requirement to cover certain essential health benefits. Certain beneficiaries qualify for premium tax credits (“PTC”) based on annual household income. Certain enhanced PTCs were enacted as part of the American Rescue Plan Act of 2021 and extended through 2025 as part of the Inflation Reduction Act of 2022. Plans are categorized by metal tiers (Platinum, Gold, Silver, or Bronze), which determine how beneficiaries and the plan share cost (e.g., premiums, out-of-pocket costs, and deductibles). We offer Marketplace plans in many of the states where we offer Medicaid health plans. Our plans allow our Medicaid members to stay with their providers as they transition between Medicaid and the Marketplace. Additionally, our plans remove financial barriers to quality care and seek to minimize members' out-of-pocket expenses. In 2026, we are participating in the Marketplace in all our markets except Arizona, Iowa, Massachusetts, Michigan, Nebraska, New York, and Wisconsin.
We expect our Marketplace enrollment to decrease to a total of approximately 220,000 members by the end of the year. This would represent an estimated Marketplace premium revenue decrease of approximately 50% in 2026, in an effort towards restoring our target margins.
Molina Healthcare, Inc. 2025 Form 10-K | 10

Contracts
Our Marketplace products are certified by CMS for markets that are offered on the Federally Facilitated Marketplace (“FFM”) and by the state regulatory authority for markets that operate a State Based Marketplace (“SBM”). Following certification, we enter into contracts with CMS for FFMs and the state regulatory authority for SBMs. These contracts have a one-year term ending on December 31, and new contracts are entered into each year following product certification.
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
Member Enrollment and Marketing
Our Marketplace members enroll in our plans with the assistance of insurance agents as well as directly through exchanges.
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
Our Marketplace sales and marketing strategy is to provide high quality, affordable, compliant and consumer-centric Marketplace products through a variety of distribution channels. Our Marketplace products are displayed on the FFM and the SBM exchanges in the states in which we participate in the Marketplace. We also contract with independent, licensed insurance agents to market our Marketplace products. The activities of our independently licensed insurance agents are also regulated by both CMS and the departments of insurance in the states in which we participate. Our sales cycle typically peaks during the annual Open Enrollment Period (“OEP”) as defined and regulated by CMS and the applicable FFM and SBM.
TRENDS AND UNCERTAINTIES
LEGISLATIVE DEVELOPMENTS
One Big Beautiful Bill Act (“OBBBA”)
The President signed the OBBBA into law in July 2025, which contains changes to the Medicaid and Marketplace programs.
For Medicaid, the law requires states to establish work requirements, more frequent redeterminations, and cost sharing for the Expansion program over the period from 2027 to 2029, among other modifications. These changes are expected to reduce enrollment in state Medicaid programs, but the timing and magnitude of the reductions may vary by state depending on how quickly states implement the changes, as well as macroeconomic factors since some changes are subject to suspension in case of increases in local unemployment rates. We currently estimate the reduction in enrollment will be in the range of 15% to 20% by 2029 on 1.2 million members in our Medicaid Expansion population, and any acuity shifts should be modest and gradual. An estimated two thirds of our Expansion members already work in some capacity. The law also reduces revenues that states can raise through provider taxes to finance their share of Medicaid spending and limits payments to Medicaid providers to 100 percent of the mandated Medicare rate for Expansion states and 110 percent of the Medicare rate for non-Expansion states. These changes are scheduled to begin in 2028, and we expect they may take 5 to 15 years to be fully implemented. Their impact is uncertain at this time and will depend on how states may adapt their future tax and Medicaid funding policies in response.
The law limits which legal aliens may be eligible for Marketplace PTCs and will require pre-enrollment eligibility verification for enrollees to receive PTCs. These changes are planned to be phased in over the period from 2026 to 2028 and are expected to reduce national Marketplace enrollment as well.
Molina Healthcare, Inc. 2025 Form 10-K | 11

The OBBBA also contains tax law changes affecting businesses, including modification of certain Tax Cuts & Jobs Act provisions. The new tax law did not have a material impact on our financial statements.
Marketplace Program Integrity and Affordability Rule
In June 2025, the Department of Health and Human Services (“HHS”) finalized the Marketplace Program Integrity and Affordability Rule. The rule, among other changes, shortens the OEP starting in 2027, eliminated the special enrollment period (“SEP”) for people with incomes at or below 150% federal poverty level, and tightened eligibility verification requirements for all enrollees. HHS expects the regulation to reduce Marketplace enrollment in 2026 predominantly in states that did not expand Medicaid. Its long-term impacts are uncertain as many of the provisions sunset at the end of 2026, some do not apply to state-based Marketplaces, and some are not in effect currently due to on-going litigation.
Consolidated Appropriations Act
The Consolidated Appropriations Act of 2023 ended federal medical assistance percentage increases that were in effect during the COVID-19 Public Health Emergency ("PHE"), which were tied to continuous coverage requirements for Medicaid enrollees during the PHE, and enabled states to restart Medicaid eligibility renewals and terminations for ineligible individuals. As a result, states resumed Medicaid redeterminations in April 2023 for the first time since the PHE began. Under the redeterminations, many beneficiaries are no longer eligible for Medicaid. As a result, some of the beneficiaries determined to be ineligible for Medicaid sought alternate coverage in the individual marketplace.
Affordable Care Act (“ACA”)
The ACA and amendments to the law mandated broad changes to the U.S. healthcare system that impacted our business. The ACA imposed, among other things, certain assessments on health insurers, created federally-facilitated and state-based Marketplace insurance exchanges, allowing individuals and small groups to purchase federally subsidized health insurance, implemented minimum medical loss ratios (“MLRs”) for Medicare and health insurance exchange plans, and allows states to adopt minimum MLR requirements that may be more stringent than those established by the ACA. In 2021, in response to the COVID-19 pandemic, the federal government temporarily expanded eligibility for ACA subsidies to higher income people who did not otherwise qualify and enhanced ACA subsidies for lower-income people who already qualified in 2021 and 2022, among other actions. The Inflation Reduction Act of 2022 extended the enhanced ACA subsidies for individuals enrolled in ACA-qualified health plans through December 31, 2025. Our business could be impacted by additional, future changes to the ACA, as discussed below.
POLITICAL AND RELATED TRENDS
Due to states’ budget challenges and political agendas at both the state and federal levels, there have been, and will continue to be proposals to challenge and/or make changes to the ACA and the government-sponsored healthcare programs in which we participate. Some of these could involve significantly reduced federal or state spending on the Medicaid and Medicare programs and constitute a fundamental change to the state and federal role in healthcare. Such proposals have, among other things, included the following potential changes and reforms:
•Changes in the entitlement nature of Medicaid (and perhaps Medicare) by capping future increases in federal health spending for these programs, reducing the FMAP, paid to states by the federal government, and shifting more of the risk for health costs to states and consumers;
•Changing Medicaid to a state block grant program, including potentially capping spending on a per-enrollee basis;
•Requiring Medicaid beneficiaries to work;
•Limiting the amount of lifetime benefits for Medicaid beneficiaries;
•Raising Medicare eligibility to age 67;
•Full repeal of the ACA;
•Providing for insurance plans that offer fewer and less extensive health insurance benefits than currently required by the ACA, including broader use of catastrophic coverage plans, or short-term health insurance;
•Expanding and encouraging the use of private health savings accounts;
•Establishing and funding high risk pools or reinsurance programs for individuals with chronic or high-cost conditions; and
•Allowing insurers to sell insurance across state lines.
The passage of any of these changes or other reforms, if enacted, could have a material adverse effect on our business, financial condition, cash flow, or results of operations.
Molina Healthcare, Inc. 2025 Form 10-K | 12

OPERATIONS
QUALITY
Our long-term success depends, to a significant degree, on the quality of the services we provide. We are focused on providing our members effective and appropriate access to care at the right time and in the right setting, including preventive health and wellness and care management. We are also committed to providing our government customers, members and providers reliable service and a seamless experience. We demonstrate our commitment by achieving and maintaining accreditation for certain of our Medicaid and Marketplace health plans and/or departments from the National Committee for Quality Assurance (“NCQA”), and maintaining competitive Medicare Star Ratings.
As of December 31, 2025, 18 of our Medicaid health plans and 14 Marketplace health plans were accredited by the NCQA, under their stringent standards for quality improvement, population health management, credentialing, utilization management, network management, access to care and member experience. Additionally, 18 Medicaid and 13 Marketplace plans have earned NCQA’s Health Equity Accreditation, which is awarded to organizations that lead the market in providing culturally and linguistically sensitive services and work to reduce disparities in health care. Additionally, eight health plans earned NCQA’s Long Term Services and Supports Distinction. We believe that these objective measures of quality are important to state Medicaid agencies, as a growing number of states link reimbursement and patient assignment to quality scores.
In October 2023, CMS published its updated Medicare 2024 Star Ratings based on plan year 2022 data. For the 2024 Star Ratings, three of our plans had a decrease of 0.5 Stars, one of our plans had a decrease of 1 Star, four plans maintained their ratings, and one plan had an increase of 0.5 Stars. The decreases to the 2024 Star Ratings impacted the 2025 bonus year payments.
In October 2024, CMS published its updated Medicare 2025 Star Ratings based on plan year 2023 data. For the 2025 Star Ratings, six plans maintained their ratings, two plans had an increase of 0.5 Stars, and one plan had an increase of 1 Star, and three of our plans had a decrease of 0.5 Stars. The 2025 Star Rating included an additional plan reaching 3.5 Stars, strengthening our 2026 rebates.
In October 2025, CMS published its updated Medicare 2026 Star Ratings based on plan year 2024 data. For the 2026 Star Ratings, six plans maintained their ratings, three plans had an increase of 0.5 Stars, and one plan had an increase of 1 Star, and two of our plans had a decrease of 0.5 Stars. The 2025 Star Rating included two additional plans reaching 3.5 Stars, strengthening our 2027 rebates and one plan reaching 4.5 Stars, strengthening our 2027 Quality Bonus Payments.
Approximately 50% of our 2026 Medicare premium revenue is not impacted by Star Ratings. We are actively working on improvement plans and remain committed to invest in these programs to improve our quality Star scores with a focus on member experience and access measures.
Molina Healthcare, Inc. 2025 Form 10-K | 13

For the states where our health plans are accredited by the NCQA and/or have Medicare Star Ratings, the table below presents such health plans’ NCQA status, as well as their current scores as part of the Medicare Star Ratings, which measures the quality of Medicare plans across the country using a 5-star rating system.

State	NCQA Accreditation	Medicare Star Rating 2026
Arizona	Medicaid	
California	Marketplace Medicaid	★★★ MAPD ★★★ D-SNP ★★★ CHP
Connecticut	Marketplace (In process)	★★★½
Florida	Marketplace, Medicaid	
Idaho	Marketplace	
Illinois	Marketplace, Medicaid	
Iowa	Medicaid LTSS	
Kentucky	Marketplace, Medicaid	★★★½
Massachusetts	Medicaid	★★★★½
Michigan	Marketplace, Medicaid	★★★
Mississippi	Marketplace, Medicaid	
Nebraska	Medicaid	
Nevada	Medicaid	
New Mexico	Marketplace, Medicaid	
Ohio	Marketplace, Medicaid	★★★
South Carolina	Marketplace, Medicaid	★★★½
Texas	Marketplace, Medicaid	★★★½
Utah	Marketplace, Medicaid	★★★
Washington	Marketplace, Medicaid	★★★
Wisconsin	Marketplace, Medicaid	★★★

PROVIDERS
We arrange access to healthcare services for our members through contracts with a vast network of providers, including independent physicians and physician groups, specialists, hospitals and other facilities, ancillary providers, and pharmacies.
The quality, depth and scope of our provider network are essential if we are to ensure quality, cost-effective care for our members. In partnering with quality, cost-effective providers, we utilize clinical and financial information derived by our medical informatics function, as well as the experience we have gained in serving members, to gain insight into the needs of both our members and our providers. We strive to ensure that our providers have the appropriate expertise and cultural and linguistic experience.
Physicians, Physician Groups and Specialists
We contract with both primary care physicians and specialists, many of whom are organized into medical groups or independent practice associations. Primary care physicians provide office-based primary care services, and they serve as the focal point for health care services in many of our HMO networks, by directing or approving hospitalization and referrals to specialists and other providers. They also facilitate care management programs related to complex chronic conditions. Primary care physicians may be paid under capitation or fee-for-service contracts and may receive additional compensation by providing certain preventive care services. Under capitation payment arrangements, healthcare providers receive fixed, pre-arranged monthly payments per enrolled member, whereas under fee-for-service payment arrangements, healthcare providers are paid a fee for each particular service rendered. Our specialists care for patients for a specific episode or condition, usually upon referral from a
Molina Healthcare, Inc. 2025 Form 10-K | 14

primary care physician, and are usually compensated on a fee-for-service basis. When we contract with groups of physicians on a capitated basis, we monitor their solvency since we remain financially responsible for health care services to our members in the event providers fail to provide such services. Certain provider arrangements include bonuses based on performance against quality and other measures, shared savings and shared risk value-based relationships for a defined set of membership.
Hospitals
We generally contract with hospitals that have significant experience dealing with the medical needs of the Medicaid population. We reimburse hospitals under a variety of payment methods, including fee-for-service, per diems, diagnostic-related groups, capitation, and case rates.
Ancillary Providers
Our ancillary agreements provide coverage of medically-necessary care, including laboratory services, home health, mental health, physical, speech and occupational therapy, durable medical equipment, radiology, ambulance and transportation services, and are reimbursed on a capitation and fee-for-service basis.
Pharmacy
We outsource pharmacy benefit management services, including benefits design consultation, drug formulary management, claims processing, pharmacy network contracting, rebate processing and mail and specialty pharmacy fulfillment services, via our long-standing pharmacy benefit management (“PBM”) agreement with CVS Caremark (“Caremark”).
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
Utilization Management
Our goal is to optimize access to low-cost, high-quality care. This is achieved by sound clinical policy based on current evidence-based practices. Additionally, we continuously monitor utilization patterns and strive to identify new opportunities to improve quality of care and reduce costs. Our utilization management process serves as a bridge to identify at-risk members for referral into internally developed case management programs such as “Transitions of Care,” which facilitates post-discharge safety and appropriate outcomes.
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
Molina Healthcare, Inc. 2025 Form 10-K | 15

pressures, new healthcare and pharmaceutical product introductions, demands from healthcare providers and customers, applicable regulations, or other factors may affect our ability to control medical care costs.
INFORMATION TECHNOLOGY
Our business is dependent on effective and secure information systems, cloud providers and AI capabilities that assist our personnel in processing provider claims, monitoring utilization and other cost factors, supporting our medical management techniques, providing data to our regulators, and implementing our data security measures. Our members and providers depend upon our information systems for enrollment, premium processing, primary care and specialist roster access, membership verifications, claims status, provider payments, and other information.
We continue to invest in advanced technologies, including AI, to enhance operational efficiency, improve member experience, and support clinical functions. These technologies are increasingly integrated into our information systems and digital platforms to automate administrative processes, streamline claims adjudication, and personalize member engagement. Our use of AI is governed by internal oversight mechanisms designed to ensure we have clear insight into AI usage throughout our business and to ensure responsible and ethical deployment. We are committed to maintaining data integrity, implementing robust governance frameworks, and complying with applicable laws and regulations related to AI usage.
In 2019, we entered into an agreement with a third party that manages certain of our information technology services including, among other things, our infrastructure operations, end-user services, data centers, public cloud and application management. In 2022, we extended our agreement for an additional seven years. As a result of the agreement, we were able to reduce our administrative expenses, while improving the reliability of our information technology functions, and maintain targeted levels of service and operating performance. A portion of these services are provided on our premises, while other portions of the services are performed at the vendor’s facilities. This arrangement subjects us to risk of adverse effects if the third party fails to perform adequately, which we have addressed by implementing appropriate controls and oversight.
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
COMPETITIVE CONDITIONS AND ENVIRONMENT
Our industry is highly competitive on a national, regional, and local level, and we compete against other health plans/managed care organizations (“MCOs”) for contracts, members, provider networks, agents, and brokers. The market and businesses in which we operate are impacted by changes in regulation and programs, technology and innovation, business consolidations, and new strategic alliances and competitors.
In Medicaid, we compete for state government contracts with national, regional, and local organizations, including multi-product MCOs and Medicaid-focused MCOs, which may operate in one or multiple states. We also may compete with primary care providers or entities formed by strategic alliances that contract with states to provide services to Medicaid beneficiaries. State agencies award Medicaid contracts based on health plans’ provider network, quality of service, care management capabilities, member satisfaction, reputation, financial resources, and other factors. Incumbency status may not necessarily guarantee our ability to retain contracts when they are up for rebidding. As discussed earlier, most states allow eligible Medicaid beneficiaries to select Medicaid plans, and they choose based on a specific provider being contracted with the health plan, accessibility of services, the quality of care and services, and reputation or name recognition of the health plan. There is increasing competition driven by renewed interest from large national health plans. Our primary competitors in the Medicaid managed care industry include Centene Corporation, CVS Health Corporation, Elevance Health, Inc., UnitedHealth Group Inc., and large not-for-profit healthcare organizations.
In Medicare and Marketplace, we compete for members annually, based on price, benefits design, network and access to care, quality ratings, reputation, brand name, and marketing. Our pricing and bid strategy are based on
Molina Healthcare, Inc. 2025 Form 10-K | 16

consideration of projected underlying medical trends, changes in government programs, and membership growth opportunities. The Medicare market is highly competitive across the country, with large competitors, such as CVS Health Corporation, Humana, Inc., and UnitedHealth Group Inc. The vast majority of Marketplace membership is comprised of low-income members who receive government subsidies, which is served by a limited number of health plans. Our primary competitor for low-income Marketplace membership is Centene Corporation.
We compete for agents and brokers to recommend and distribute our Medicare and Marketplace products, including securing new business and maintaining existing members. The key factors that agents and brokers consider in determining whether to market products include reputation, quality ratings, prior relationships, and commission structure.
Our provider networks are a key asset that provide us with a competitive unit cost position and quality service levels, which allows us to deliver the right health care, at the right time, in the right setting. We believe factors that providers consider in deciding whether to contract with health plans include potential member volume, reimbursement rates, timeliness and accuracy of claim payments, and administrative service capabilities.
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
HIPAA AND THE HITECH ACT
In 1996, Congress enacted the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and regulations implemented thereunder (collectively, “HIPAA”). All health plans are subject to HIPAA, including ours. HIPAA generally requires health plans to:
•Establish the capability to receive and transmit electronically certain administrative healthcare transactions, such as claims payments, in a standardized format;
•Afford privacy to patient health information; and
•Protect the privacy of patient health information through physical and electronic security measures.
HITECH expanded requirements on uses and disclosures of health information; included requirements for HIPAA business associate agreements; extended parts of HIPAA privacy and security provisions to business associates; added data breach notification requirements for covered entities and business associates and reporting requirements to the U.S. Department of Health and Human Services (“HHS”) and, in some cases, to the media; strengthened enforcement; and imposed higher financial penalties for HIPAA violations. In the conduct of our business, depending on the circumstances, we may act as either a covered entity and/or a business associate. HIPAA privacy regulations do not preempt more stringent state privacy laws and regulations that may apply to us.
We have implemented HIPAA compliance and security programs designed to comply with HIPAA privacy and security regulations, and monitor our compliance with applicable state and federal privacy and security laws and regulations.
Healthcare reform created additional tools for fraud prevention, including increased oversight of providers and suppliers participating or enrolling in Medicaid, CHIP, and Medicare. Those enhancements included mandatory licensure for all providers, and site visits, fingerprinting, and criminal background checks for higher risk providers.
FRAUD AND ABUSE LAWS AND THE FALSE CLAIMS ACT
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including federal and state anti-kickback statutes, prohibited referrals, and the federal False Claims Act, which permit agencies and enforcement authorities to institute a suit against us for purported violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, or the institution of corporate integrity agreements. Liability under such federal and state statutes and regulations may arise if we know, or it is determined
Molina Healthcare, Inc. 2025 Form 10-K | 17

that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements.
Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, up-coding, payments made to excluded providers, improper marketing, and the violation of patient privacy rights. Companies involved in public health care programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste, and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change.
The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the HHS Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law are brought by a private individual, known as a relator, on behalf of the government. A relator who brings a successful qui tam lawsuit can receive 15 to 30 percent of the damages the government recovers from the defendants, which damages are trebled under the False Claims Act. Because of these financial inducements offered to plaintiffs, qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to incur the costs of having to defend against false claims actions, including the costs associated with responding to exploratory Civil Investigative Demands brought by the government, many of which are spurious and without merit. In addition, false claims actions could result in fines or debarment from the Medicaid, Medicare, or other state or federal healthcare programs.
LICENSING AND SOLVENCY
Our health plans are generally licensed by the insurance departments in the states in which they operate, except for our California health plans, which are licensed by the California Department of Managed Health Care, and one of our New York health plans, which is licensed as a prepaid health services plan by the New York State Department of Health.
Our health plans are subject to stringent requirements to maintain a minimum amount of statutory capital determined by statute or regulation, and restrictions that limit their ability to pay dividends to us. For further information, refer to the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
HUMAN CAPITAL
As of December 31, 2025, we had approximately 19,000 employees. We believe that our workforce reflects the membership and customers we serve.
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
Annually, we invite all employees to participate in our voluntary engagement survey. The purpose of our survey is to obtain honest, comprehensive feedback on what is going well, and which strategic, operational or cultural concerns are top of mind for our employees. Our results demonstrate continued high levels of engagement that exceed industry benchmarks.
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
Molina Healthcare, Inc. 2025 Form 10-K | 18

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
You can access our website at www.molinahealthcare.com to learn more about our Company. From that site, you can download and print copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, along with amendments to those reports. You can also download our Corporate Governance Guidelines, board of directors’ committee charters, and Code of Business Conduct and Ethics. We make periodic reports and amendments available, free of charge, as soon as reasonably practicable after we file or furnish these reports to the U.S. Securities and Exchange Commission (“SEC”). Additionally, the SEC maintains their website, http://www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We will also provide a copy of any of our corporate governance policies published on our website free of charge, upon request. To request a copy of any of these documents, please submit your request to: Molina Healthcare, Inc., 200 Oceangate, Suite 100, Long Beach, California 90802, Attn: Investor Relations. Information on or linked to our website (including the charters, reports, policies and documents noted above) is neither part of nor incorporated by reference into this Form 10-K or any other SEC filings.
Molina Healthcare, Inc. 2025 Form 10-K | 19

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
RISKS RELATED TO OUR BUSINESS
The Medicaid rates paid to us by states may be insufficient to cover our rising medical care costs.
Our premium revenues consist of fixed monthly payments per member, and supplemental payments for other services such as maternity deliveries. These premiums are fixed by contract, and we are obligated during the contract periods to provide healthcare services as established by the state governments in which our health plans operate. Rate increases are most typically implemented by states on only an annual basis. We use most of our premium revenues to pay the medical costs of healthcare services delivered to our members. If the premiums paid to us are not increased at a rate that is commensurate with the rate at which medical expenses related to healthcare services rise, or the rate at which health care utilization rates increase, our medical margins will be compressed or eliminated, and our earnings will be negatively affected. We have seen in prior quarters that medical expenses have risen higher than anticipated, and that our capitation rates have not kept pace with the sharp rate of that medical care cost increase. Our inability to predict future medical expenses and future rates of utilization may continue in future quarters due to the inherently unpredictable and continually evolving market conditions. Further, if the actuarial assumptions made by a state in implementing a rate or benefit change are incorrect or quickly become outdated, or if they are at variance with or do not keep pace with the prevailing medical cost trend or particular utilization patterns of the members of one or more of our health plans, our medical margins could be reduced or eliminated. In addition, a state could increase hospital or other provider reimbursement without making a commensurate increase in the reimbursement paid to us, could lower our rates without making a commensurate reduction in the rates paid to hospitals or other providers, could delay the processing of rate changes, or could even make a retroactive rate adjustment or recoupment with regard to a period where we thought the payment amount was final. Insufficient rate increases, a continuing spike in medical care costs or utilization that outpace our rate increases, or retroactive rate reductions or recoupments in one or more of the states in which we operate, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Our Marketplace business has been volatile and unpredictable, and has been subject to annual programmatic changes that are difficult to price for actuarially.
We offer Marketplace plans in many of the states where we offer Medicaid health plans. In 2026, we are participating in the Marketplace in all our markets except Arizona, Iowa, Massachusetts, Michigan, Nebraska, New York, and Wisconsin. Our Marketplace plans allow our Medicaid members to stay with their providers as they transition between Medicaid and the Marketplace. Additionally, our plans remove financial barriers to quality care and seek to minimize members' out-of-pocket expenses. We develop each state’s Marketplace premium rates during the spring of each year for policies effective in the following calendar year. Premium rates are based on our estimates of utilization of services and unit costs, anticipated member risk acuity and related federal risk adjustment transfer amounts, and non-benefit expenses such as administrative costs, taxes, and fees. Marketplace plan selection by members is highly price sensitive, and the Marketplace markets in general are highly volatile and unpredictable from year to year. In recent years, most of our Marketplace members were eligible to receive government-subsidized premium subsidies. Even though certain advanced premium tax credits (“APTCs”) expired at the end of 2025, it is possible that they could be renewed, but the timing of such a decision, and the manner in which they could be renewed, is uncertain. This expiration, as well as any future elimination or reduction of other APTCs or subsidies, could make such coverage unaffordable to some individuals and thereby reduce overall participation in the Marketplace and our membership. These fluctuations could have a significant adverse effect on our business and future operations, and our results of operations and financial condition. Any variation from our cost expectations regarding acuity, enrollment levels, adverse selection, or other assumptions utilized in setting premium rates, could have a material adverse effect on our results of operations, financial position, and cash flows. In addition, the non-renewal of Marketplace premium subsidies starting in 2026 could negatively impact our
Molina Healthcare, Inc. 2025 Form 10-K | 20

Marketplace enrollment.
Our health plans operate with very low profit margins, and small changes in operating performance or slight changes to our accounting estimates could have a disproportionate impact on our reported net income.
Although most of our health plans over the last several years have generally operated with profit margins higher than those of our direct competitors, nevertheless the profit margins of our health plans are low (in the single digits) compared to the profit margins in most other industries or business sectors. Given these low profit margins, small changes in operating performance or slight changes to our accounting estimates have a disproportionate impact on our reported net income and adversely affect our business.
If we fail to accurately predict and effectively manage our medical care costs, our operating results could be materially and adversely affected.
Our profitability depends to a significant degree on our ability to accurately predict and effectively manage our medical care costs. Historically, our medical care ratio, meaning our medical care costs as a percentage of our premium revenue, has fluctuated substantially, and has varied across our health plans. Because the premium payments we receive are generally fixed in advance and we operate with a narrow profit margin, relatively small changes in our medical care ratio can create significant changes in our overall financial results. For example, if our overall medical care ratio of 91.7% for the year ended December 31, 2025, had been one percentage point higher, or 92.7%, our net income per diluted share for the year ended December 31, 2025 would have been approximately $2.72 rather than our actual net income per diluted share of $8.92, a difference of $6.20.
Many factors may affect our medical care costs, including:
•the level of utilization of healthcare services;
•changes in the underlying risk acuity of our membership;
•unexpected patterns in the annual flu season;
•increases in hospital costs, pharmacy costs, or behavior healthcare costs;
•increased incidence or acuity of high dollar claims related to catastrophic illnesses or medical conditions for which we do not have adequate reinsurance coverage;
•changes in state eligibility certification methodologies;
•relatively low levels of hospital and specialty provider competition in certain geographic areas;
•changes in healthcare regulations and practices;
•epidemics or pandemics;
•new medical technologies or new pharmaceutical treatments or other innovative therapies; and
•other various external factors.
Many of these factors are beyond our control. The inability to accurately forecast and effectively manage our medical care costs or to establish and maintain a satisfactory medical care ratio, either with respect to a particular health plan or across the consolidated entity, could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Our Medicaid premium revenues could be adversely impacted by retroactive adjustments or recoupments, or states’ delays in implementing rate changes.
The complexity of some of our Medicaid contract provisions, imprecise language in those contracts, the desire of state Medicaid agencies in some circumstances to retroactively adjust the rates that they have paid to us or otherwise recoup premium amounts that we reasonably believed to be final, or state delays in processing rate changes, can create uncertainty around the amount of revenue we should recognize. Any circumstance such as those described above could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
If the responsive bids of our health plans for new or renewed Medicaid contracts are not successful, or if our government contracts are terminated or are not renewed on favorable terms, our premium revenues could be materially reduced, our operating results could be negatively impacted, and we may not realize the full projected amount of our embedded earnings.
We currently derive our premium revenues from health plans that operate in 21 states. Our Medicaid premium revenue constituted 75% of our consolidated premium revenue in the year ended December 31, 2025. Measured by Medicaid premium revenue by health plan, our top four health plans were in California, New York, Texas, and Washington, with aggregate Medicaid premium revenue of $17.3 billion, or approximately 54% of total Medicaid premium revenue, in the year ended December 31, 2025. If we are unable to continue to operate in any of our
Molina Healthcare, Inc. 2025 Form 10-K | 21

existing jurisdictions, or if our current operations in those jurisdictions or any portions of those jurisdictions are significantly curtailed or terminated entirely, our revenues could decrease materially.
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
Even if our responsive bids are successful, the bids may be based upon assumptions regarding enrollment, utilization, medical costs, or other factors which could result in the contract being less profitable than we had expected or could result in a net loss. Furthermore, our contracts contain certain provisions regarding, among other things, eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and information reporting, quality assurance and timeliness of claims payment, and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies. The occurrence of any of the foregoing may result in our failing to achieve the full realization of our embedded earnings.
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
We and our third-party service providers are exposed to cybersecurity risks, which may result in operational impact, increased costs, exposure to significant legal liability, reputational harm, loss of business, and other serious negative consequences.
As part of our normal operations, we and certain of our third-party service providers routinely collect, process, store (both onsite and in the cloud), and transmit large amounts of data, including sensitive Personal Information as well as proprietary or confidential information relating to our members, employees, business, or other third parties (collectively, “Confidential Information”). Additionally, we rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and our third-party suppliers and service providers face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Such threats may result in the penetration of our network or that of our vendors or suppliers, and the misappropriation of our Confidential Information, system disruptions, damage to our information systems, or shutdowns of our information technology environment. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. We may also face increased cybersecurity risks due to our reliance on
Molina Healthcare, Inc. 2025 Form 10-K | 22

internet technology and our remote working environment, which may create additional opportunities for cybercriminals to exploit vulnerabilities. These same risks are also faced by our significant vendors who are also in possession of sensitive Confidential Information. Because the techniques used to circumvent, gain access to, or sabotage security systems can be highly sophisticated, may use advanced technologies (such as artificial intelligence) and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques, which can circumvent security controls, evade detection and remove forensic evidence, or implement adequate preventive measures, resulting in potential inappropriate access, breach, or data loss and damage to our IT Systems, Confidential Information, or business. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Our IT Systems are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. We have acquired and may in the future acquire companies that may contain cybersecurity vulnerabilities and/or unsophisticated security measures, which can expose us to cybersecurity, operational, and financial risks. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, employee training (including phishing prevention training), procedures, and technical safeguards will be fully implemented and complied with or effective in preventing all improper access to our IT Systems or Confidential Information by employees, vendors, counterparties, or other third parties. Our facilities and IT Systems, or those of our service providers, may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems or our members’ data, or could cause interruptions to our operations.
Moreover, we face the ongoing challenge of managing access controls in a complex environment. The process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. Given the breadth of our operations and the increasing sophistication of cyberattacks, a particular incident could occur and persist for an extended period of time before being detected. The extent of a particular cyberattack and the steps that we may need to take to investigate the attack may take a significant amount of time before such an investigation could be completed and full and reliable information about the incident is known. During such time, the extent of any harm or how best to remediate it might not be known, which could further increase the risks, costs, and consequences of a data security incident. In addition, our IT Systems must be routinely updated, patched, and upgraded to protect against identified vulnerabilities. The volume of new software vulnerabilities has increased substantially, as has the importance of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be updated. We are at risk that cyber attackers exploit these known vulnerabilities before they have been comprehensively addressed, leading to significant compromises that could impact our and our customers’ IT Systems and data. In other situations, vulnerabilities persist even after we have issued security patches because our customers or third-party service providers may fail to apply patches or update their systems to newer software versions. The complexity of our systems and platforms, the increased frequency at which vendors are issuing security patches to their products, our need to test patches and, in some instances, coordinate with third parties before they can be deployed, all could further increase our risks.
Where doing so is necessary in order to conduct our business, we also provide sensitive member Personal Information, as well as Confidential Information relating to our business, to our third-party service providers. Those third-party service providers may also be subject to data intrusions or data breaches. Any compromise of the Confidential Information of our members, employees, or business, or the failure to prevent or mitigate the loss of or damage to this data through breach, could result in operational, reputational, competitive, or other business harm, as well as financial costs and regulatory action. The Company maintains cybersecurity insurance in the event of an information security or cyber incident. However, we cannot guarantee that the coverage will be sufficient to cover all financial losses and liabilities.
We and certain of our third-party service providers may experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. In addition, we may also be subject to cyberattacks and other incidents. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information, or related litigation, and governmental investigations could divert the attention of management from the operation of our business, result in reputational damage, and have a material adverse impact on our business, cash flows, financial condition, and results of operations. Moreover, our programs to detect, contain, and respond to data security incidents as well as contingency plans may not be effective in preventing or mitigating all incidents and insurance coverage for potential liabilities of this nature may not be sufficient to cover all claims and liabilities.
Molina Healthcare, Inc. 2025 Form 10-K | 23

Noncompliance with any privacy, security, or data protection laws and regulations, or any security breach, cyber-attack, or cyber-security breach, and any incident involving the misappropriation, theft, loss, or other unauthorized disclosure or use of, or access to, IT Systems or sensitive or Confidential Information, whether by us or by one of our third-party service providers, could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage. In addition, this could negatively affect our operations, cause system disruptions, damage our reputation, cause membership losses and contract breaches, and could also result in regulatory investigations or enforcement actions, material fines and penalties, contractual liquidated damages, litigation or proceedings (such as class actions), or other actions that could have a material adverse effect on our business, cash flows, financial condition, or results of operations.
We may be unable to successfully integrate our acquisitions or realize the anticipated benefits of such acquisitions, including the full realization of our embedded earnings.
Our growth strategy includes the pursuit of targeted inorganic growth opportunities that we believe will provide a strategic fit, leverage operational synergies, and lead to incremental earnings accretion. The integration of acquired businesses with our existing business is a complex, costly, and time-consuming process. The success of acquisitions we make will depend, in part, on our ability to successfully combine our existing business with such acquired businesses and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation, and operational efficiencies. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be fully realized, or may take longer to realize than expected.
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
•Unforeseen expenses or delays associated with the acquisition and/or integration, including the unexpected emergence of liabilities of the acquired entity that had not previously been disclosed or foreseen;
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
Molina Healthcare, Inc. 2025 Form 10-K | 24

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
Molina Healthcare, Inc. 2025 Form 10-K | 25

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
We contract with physicians, hospitals, and other providers as a means to ensure access to healthcare services for our members, to manage medical care costs and utilization, and to better monitor the quality of care being delivered. We compete with other health plans to contract with these providers. We believe providers select plans in which they participate based on criteria including reimbursement rates, timeliness and accuracy of claims payment, potential to deliver new patient volume and/or retain existing patients, effectiveness of resolution of calls and complaints, and other factors. There can be no assurance that we will be able to successfully attract and retain providers to maintain a competitive network in the geographic areas we serve. In addition, in any particular market, providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher medical care costs, disruption to provider access for current members, a decline in our growth rate, or difficulty in meeting regulatory or accreditation requirements. Moreover, in the ordinary course there is natural turnover and change among physician practices, including office moves, practitioner retirements, cessation of practice, practice mergers or additions, and so on. Often we are not made aware of these changes on a timely basis or at all, which makes it highly difficult to maintain fully accurate provider directories at all times. The inaccuracy of our provider directors incidental to such change could subject us to fines, sanctions, lawsuits, or other liabilities.
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
Molina Healthcare, Inc. 2025 Form 10-K | 26

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
Our business is dependent on effective and secure information systems, cloud providers and artificial intelligence (“AI”) capabilities that assist us in processing provider claims, monitoring utilization and other cost factors, supporting our medical management techniques, providing data to our regulators, and implementing our data security measures. Our members and providers also depend upon our information systems for enrollment, premium processing, primary care and specialist physician roster access, membership verifications, claims status, provider payments, and other information. If we experience a reduction in the performance, reliability, or availability of our information and medical management systems, our operations, ability to pay claims, ability to produce timely and accurate reports, and ability to maintain proper security measures, could be adversely affected.
We have partnered with third parties to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. We are party to a master services agreement with a third party vendor who manages certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and data centers. If any licensor or vendor of any technology which is integral to our operations were to become insolvent or otherwise fail to support the technology sufficiently, our operations could be negatively affected. Additionally, our operations are vulnerable to adverse effects if such third parties are unable to perform due to forces outside of their control, such as a natural disaster or serious weather event.
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
Molina Healthcare, Inc. 2025 Form 10-K | 27

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
We may not be successful in our AI administrative and operational initiatives, which could adversely affect our business or reputation.
As part of our operating efficiencies, we are making appreciable investments in certain AI administrative tools and initiatives to enhance our operations and to save costs. The development and use of AI technologies is still in its early stages. There are risks associated with the development and deployment of AI, and there can be no assurance that the usage of AI will enhance our operations or reduce our operational costs. Our AI-related efforts may give rise to risks related to accuracy, bias, discrimination, intellectual property rights and infringement, data privacy, and cybersecurity, among others. In addition, these risks include the possibility of new, changing, or enhanced governmental or regulatory scrutiny, litigation, other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. For instance, the California Privacy Protection Agency’s new regulations under the CCPA regarding the use of automated decision-making went into effect on January 1, 2026. California also enacted seventeen new laws in 2024 that further regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Other states are also considering AI-focused legislation, which would require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination. However, there also continues to be uncertainty regarding the enforceability of such regulations and how they will apply to the development and use of AI technologies. For instance, the federal government may seek to preempt state laws when they seek to govern certain topics, as evidenced by the Trump administration’s “Ensuring a National Policy Framework for Artificial Intelligence” Executive Order signed on December 11, 2025. This order calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court. The Trump administration may continue to implement new or rescind existing federal orders and/or administrative policies relating to AI technologies. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Therefore, it is not possible to predict all of the risks and potentially unintended consequences related to the use of AI by vendors, third-party developers, or the Company.
An impairment charge with respect to our recorded goodwill, or our finite-lived intangible assets, could have a material impact on our financial results.
As of December 31, 2025, the carrying amount of goodwill was $1,958 million, and intangible assets, net, were $237 million.
Goodwill represents the excess of the purchase consideration over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at the reporting unit level on an annual basis, and more frequently if impairment indicators are present. Impairment indicators may include declines, or expected declines, in operating performance or cash-flows, significant losses of membership, state funding, or state contracts, adverse regulatory changes, or other declines in market conditions, such as a decline in the company’s market capitalization. Goodwill is impaired if the carrying amount of a reporting unit exceeds its estimated fair value. This excess is recorded as an impairment loss and adjusted if necessary for the impact of tax-deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit.
Molina Healthcare, Inc. 2025 Form 10-K | 28

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
Following the end of the COVID-19 public health emergency, we lost approximately 675,000 members due to eligibility redeterminations. Periodic redeterminations on a state by state basis have now resumed as before the pandemic. Actuarial assumptions related to the health acuity of remaining members may continue to be difficult to predict or may be inaccurate, resulting in inaccurate rates to be paid to health plans. Errors in our estimates related to redeterminations, and actuarial errors related to the acuity of Medicaid members, may impact our business, financial condition, cash flows, or results of operations.
CMS has now ended the MMP program, which programmatic change could impact our premium revenues.
To coordinate care for those who qualify to receive both Medicare and Medicaid services (the “dual eligibles”), under the direction of CMS some states implemented demonstration pilot programs to integrate Medicare and Medicaid services for the dual eligibles. The health plans participating in such demonstrations are referred to as MMPs. Pursuant to the 2023 CMS Medicare Final Rule, which requires MMP plans to end no later than December 2025, the five states in which we operate MMPs – Illinois, Michigan, Ohio, South Carolina, and Texas – transitioned their current MMP contracts to integrated D-SNP contracts on January 1, 2026. The economic impact of such transitions to D-SNP on our premium revenues is uncertain.
Moreover, many states are now requiring Medicare to be offered by a health plan if that health plan is awarded a Medicaid contract. These new requirements could impact our readiness status or eligibility under certain state Medicaid programs or contracts.
Further, the Star Rating System utilized by CMS to evaluate Medicare plans may have a significant effect on our revenue, as higher-rated plans tend to experience increased enrollment and plans with a Star rating of 4.0 or higher are eligible for quality-based bonus payments. Those Medicare plans that achieve less than a 3.0 Star rating for either part C or D for three consecutive years are issued a notice of non-renewal of their contract for the following year. If we do not maintain our Star ratings above 3.0 or continue to improve our Star ratings, fail to meet or exceed our competitors’ Star ratings, or if quality-based bonus payments are reduced or eliminated, we may experience a negative impact on our revenues and the benefits that our plans can offer, which could materially and adversely affect the marketability of our plans, our membership levels, results of operations, financial condition, or cash flows. Similarly, if we fail to meet or exceed any performance standards imposed by state Medicaid programs in which we participate, we may not receive performance-based bonus payments, we may incur penalties, or we may lose our Medicaid contract which may also result in a loss to our Medicare contract if it is a HIDE or FIDE D-SNP.
We are periodically subject to government audits, including CMS RADV audits of our Medicare D-SNP plans to validate diagnostic data, patient claims, and financial reporting. These audits could result in significant adjustments in payments made to our health plans, particularly if it is an audit which involves extrapolation, which could adversely affect our financial condition and results of operations. If errors are identified during a RADV audit, or it is otherwise determined that we fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties, or other sanctions, which could have a material adverse effect on our ability to participate in these
Molina Healthcare, Inc. 2025 Form 10-K | 29

programs, and on our financial condition, cash flows, or results of operations. In addition, if a D-SNP or MMP plan pays minimum medical loss ratio (“MLR”) rebates for three consecutive years, such plan will become ineligible to enroll new members.
If state regulators do not approve payments of dividends and distributions by our subsidiaries, it may negatively affect our ability to meet our debt service and other obligations.
We are a corporate parent holding company and hold most of our assets in, and conduct most of our operations through, our direct subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations. The ability of our subsidiaries to pay dividends or make other payments or advances to us depends on their operating results and is subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. In addition, our health plan subsidiaries are subject to laws and regulations that limit the amount of ordinary dividends and distributions that they can pay to us without prior approval of, or notification to, state regulators. In general, our health plans must give thirty days’ advance notice and the opportunity to disapprove “extraordinary” dividends to the respective state departments of insurance for amounts that exceed either (a) ten percent of surplus or net worth at the prior year end or (b) the net income for the prior year, depending on the respective state statute. The discretion of the state regulators in approving or disapproving a dividend is not clearly defined. Our health plans generally must provide notice to the applicable state regulator prior to paying a dividend or other distribution to us. Our parent company received $985 million and $997 million in dividends from our regulated health plan subsidiaries during 2025 and 2024, respectively. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us, the funds available to our Company as a whole would be limited, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
We are subject to extensive fraud and abuse laws that may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Because we receive payments from federal and state governmental agencies, we are subject to various laws commonly referred to as “fraud and abuse” laws, including federal and state anti-kickback statutes, prohibited referrals, and the federal False Claims Act, which permit agencies and enforcement authorities to institute a suit against us for purported violations and, in some cases, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, or the institution of corporate integrity agreements. Liability under such federal and state statutes and regulations may arise if we know, or it is determined that we should have known, that information we provide to form the basis for a claim for government payment is false or fraudulent, and some courts have permitted False Claims Act suits to proceed if the claimant was out of compliance with program requirements.
Fraud, waste and abuse prohibitions encompass a wide range of operating activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, up-coding, payments made to excluded providers, improper marketing, and the violation of patient privacy rights. Companies involved in public health care programs such as Medicaid and Medicare are required to maintain compliance programs to detect and deter fraud, waste, and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to participants in these public-sector programs are complex and subject to change.
The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. In addition, under the federal civil monetary penalty statute, the U.S. Department of Health and Human Services’ Office of Inspector General has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. Qui tam actions under federal and state law are brought by a private individual, known as a relator, on behalf of the government. A relator who brings a successful qui tam lawsuit can receive 15 to 30 percent of the damages the government recovers from the defendants, which damages are trebled under the False Claims Act. Because of these financial inducements offered to plaintiffs, qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to incur the costs of having to defend against false claims actions, including the costs associated with responding to exploratory Civil Investigative Demands brought by the government, many of which are spurious and without merit. In addition, false claims actions could result in fines or debarment from the Medicaid, Medicare, or other state or federal healthcare programs. If we are subject to liability under a qui tam or other actions, our business, financial condition, cash flows, or results of operations could be adversely affected. Even if we are successful in defending qui tam actions against
Molina Healthcare, Inc. 2025 Form 10-K | 30

us, the fact that these actions were filed against us, even if ultimately determined to be without merit, could result in expensive defense costs, and also could have an adverse impact on our reputation and our ability to obtain regulatory approval for acquisitions that we may pursue.
Our use and disclosure of personal information and other non-public information, including protected health information, is subject to federal and state laws, regulations, and requirements relating to the privacy, security, and processing of personal information, and any actual or perceived failure by us or our third-party service providers to comply with those ever-evolving regulations or to adequately secure the information we hold may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, or financial condition.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about actual and prospective customers, as well as our employees and business contacts. We also depend on a number of third-party service providers in relation to the operation of our business, a number of which process Personal Information on our behalf. We and our third-party service providers are therefore subject to a variety of federal, state data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the processing of Personal Information, and those that are specific to certain industries, sectors, contexts, or locations. For example, HIPAA, the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (the “CPRA”), and the Gramm-Leach-Bliley Act (“GLBA”), govern the collection, dissemination, transmission, use, privacy, confidentiality, security, availability, and integrity of Personal Information and protected health information (“protected health information” or “PHI”).
Furthermore, depending on the circumstance, we may act as either a covered entity and/or a business associate under HIPAA. HIPAA establishes breach notification obligations and basic privacy and security standards for protection of PHI by certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting PHI for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities and business associates to develop and maintain policies and procedures regarding PHI, and to adopt administrative, physical and technical safeguards to protect PHI.
Additionally, under HIPAA, covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay following discovery of the breach by a covered entity. Notification also must be made to the U.S. Department of Health and Human Services Office for Civil Rights, or OCR, and, in certain circumstances involving large breaches, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate. We have experienced HIPAA breaches in the past, including breaches affecting over 500 individuals.
Entities that experience HIPAA violations as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the HHS may be subject to civil monetary penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. In certain circumstances, entities or individuals may be subject to criminal penalties for HIPAA violations. HIPAA authorizes state Attorneys General to file suit under HIPAA on behalf of state residents. Courts can award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
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
Even when HIPAA and the GLBA do not apply, we are still subject to requirements imposed by U.S. states and the federal government. For example, the FTC and state regulators enforce a variety of data privacy and security issues, such as promises made in privacy policies or a company’s data security measures failing to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities, which may be deemed as
Molina Healthcare, Inc. 2025 Form 10-K | 31

unfair or deceptive acts or practices in or affecting commerce in violation of the FTC Act or similar state laws. Individually identifiable health information is considered sensitive data that merits stronger safeguards.
In addition, in recent years, certain states have adopted or modified data privacy and security laws and regulations that may apply to our business, including laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. For example, California enacted the CCPA, which became effective on January 1, 2020. The CCPA, among other things, created data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Similar laws have gone into effect and are enforceable, or have been proposed in many other states and at the federal level as well.
If we or one or more of our vendors does not comply with existing or new laws and regulations related to PHI, Personal Information, or non-public personal information, we could be subject to criminal or civil sanctions. Any security breach involving the misappropriation, loss, or other unauthorized disclosure or use of member Confidential Information, whether by us or by our vendors, could subject us to civil and criminal penalties, divert management’s time and energy, and have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, it is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.
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
Introduction of new high cost specialty drugs and sudden cost spikes for existing drugs increase the risk that the pharmacy cost assumptions used to develop our capitation rates are not adequate to cover the actual pharmacy costs, which jeopardizes the overall actuarial soundness of our rates. Bearing the high costs of new specialty drugs or the high cost inflation of generic drugs without an appropriate rate adjustment or other reimbursement mechanism would have an adverse impact on our financial condition and results of operations. In addition, evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, changes in discounts, civil investigations, and litigation. Some of our competitors have been subject to substantial sanctions related to allegations of improper transfer pricing practices. Further, our principal pharmacy benefit manager, or PBM, Caremark, is party to certain lawsuits and putative class actions regarding its drug pricing practices and its rebate arrangements with drug manufacturers. The ultimate outcome of these complaints may have an adverse impact on our pharmaceutical costs, or potentially could result in our becoming involved or impleaded into similar or related costly litigation. Although we will continue to work with state Medicaid agencies in an effort to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceuticals trends, there can be no assurance that we will be successful in that regard.
Molina Healthcare, Inc. 2025 Form 10-K | 32

Large-scale medical emergencies in one or more states in which we operate our health plans could significantly increase utilization rates and medical costs.
Large-scale medical emergencies can take many forms and be associated with widespread illness or medical conditions. For example, natural disasters, such as a major earthquake or wildfire in California, or a major hurricane affecting Florida, South Carolina, or Texas, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include a virulent flu season or epidemic, a resurgence of COVID-19, or the emergence of new viruses for which vaccines may not exist, are not effective, or have not been widely administered.
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
Any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations implemented by the Trump administration, could require us to modify our operations and could negatively impact our operating results.
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
In particular, the OBBBA enacted several provisions that may impact the number of enrollees in health insurance marketplaces and the size of our member population. The law requires states to establish work requirements and conduct more frequent participant eligibility redeterminations, among other modifications. In addition, the OBBBA may have created a negative public perception that Medicaid services may become unavailable or drastically reduced. Although the full impact of the OBBBA is uncertain at this time, these changes are expected to reduce enrollment in state Medicaid programs. The timing and magnitude of the reductions may vary by state depending on how quickly states implement the changes, how states may adapt their future tax and Medicaid funding policies in
Molina Healthcare, Inc. 2025 Form 10-K | 33

response, as well as other macroeconomic factors. In addition, the OBBBA ends the APTCs for individuals who enroll in plans via the special enrollment period with income below 150% of the FPL, prohibiting automatic re-enrollment for tax year 2028, and eliminating APTC eligibility for some formerly covered individuals (such as refugees and other immigrant populations). While we currently estimate that the reduction in enrollment in connection with the OBBBA will be in the range of 15% to 20% by 2029 on 1.2 million members in our Medicaid Expansion population, we cannot predict with certainty the magnitude of the impact on our membership or our business. In addition, the OBBBA also reduces revenues that states can raise through provider taxes to finance their share of Medicaid spending and limits payments to Medicaid providers to 100 percent of the mandated Medicare rate for Expansion states and 110% of the Medicare rate for non-Expansion states. These changes are scheduled to begin in 2028, and we expect they may take 5 to 15 years to be fully implemented. Furthermore, in response to state budget challenges, certain states have implemented spending cuts to Medicaid programs, and there may continue to be proposals that could significantly reduce state spending on their Medicaid programs. The impact of these changes and developments is uncertain and will depend on how states may adapt their future tax and Medicaid funding policies in response.
Adverse credit market conditions may have a material adverse effect on our liquidity or our ability to obtain credit on acceptable terms.
In the past, the securities and credit markets have experienced extreme volatility and disruption. The availability of credit, from virtually all types of lenders, has at times been restricted. In the event we need access to additional capital to pay our operating expenses, fund health plan subsidiary capital reserve and surplus requirements, make payments on or refinance our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our revolving credit facility.
Our access to additional financing will depend on a variety of factors, such as prevailing economic and credit market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, and perceptions of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or any combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain sufficient additional financing on favorable terms, within an acceptable time period, or at all.
Restrictive covenants in our debt instruments may restrict our ability to pursue our business strategies or have other adverse consequences.
We are party to a credit agreement dated as of November 20, 2025 ( the “New Credit Agreement”) which replaced our prior credit Agreement dated as of June 8, 2020 (the “Prior Credit Agreement”), and includes a revolving credit facility (“Credit Facility”) of $1.25 billion, among other provisions. Our New Credit Agreement, and the indentures governing our notes, require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make certain investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. The New Credit Agreement contains customary non-financial and financial covenants, including maintenance of a minimum Interest Coverage Ratio (as defined in the New Credit Agreement) threshold of 3.0 to 1.0, and a maximum Consolidated Total Debt to Capital Ratio (as defined in the New Credit Agreement) of 60%, with a step-up to 65% for four fiscal quarters following a material acquisition or series of related acquisitions (i.e., $500 million or greater cash consideration). On February 4, 2026, we entered into an amendment to the New Credit Agreement (the “First Amendment”) that temporarily reduces the minimum Interest Coverage Ratio threshold to (a) with respect to each fiscal quarter ending March 31, 2026 through and including December 31, 2026, 1.75:1.00, (b) with respect to each fiscal quarter ending March 31, 2027, 2.00:1.00, (c) with respect to fiscal quarter ending June 30, 2027, 2.50:1.00 and (d) with respect to fiscal quarter ending September 30, 2027, 2.75:1.00. These various restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under the New Credit Agreement and, in some circumstances, under the indentures governing our notes, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
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
Molina Healthcare, Inc. 2025 Form 10-K | 34

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
We face risks related to litigation or arbitration.
We are subject to a variety of legal actions that may affect our business, including but not limited to provider claims, employment related claims, breach of contract actions, Qui Tam or False Claims Act actions, Civil Investigative Demands, class actions of various kind, including securities law class actions, derivative actions, administrative matters before government agencies, tort claims, and intellectual property-related litigation. These actions or proceedings could result in substantial costs to us, require management to spend substantial time focused on litigation, result in negative media attention, and may adversely affect our business, reputation, financial condition, results of operations, or cash flows. If we incur liability materially in excess of the amount for which we have insurance coverage, our profitability would suffer.
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
New income, sales, use or other tax laws, statutes, rules, regulation or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us or our customers, any of which could adversely affect our business, prospects, financial performance and operating results. In particular, presidential, congressional, state and local elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, members, providers, third-party vendors, and service suppliers. For example, the United States government has recently imposed a corporate alternative minimum tax and has, from time to time, proposed and may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our customers, members, providers, third-party vendors and service suppliers, including as a result of related uncertainty, these changes may materially and adversely affect our business, prospects, financial condition, or results of operations.
Molina Healthcare, Inc. 2025 Form 10-K | 35

Item 1C. CYBERSECURITY
CYBERSECURITY RISK MANAGEMENT, GOVERNANCE AND RISK ASSESSMENT
The Company is committed to protecting the confidentiality, integrity, and availability of its information systems and the data they contain from cybersecurity threats. The Company recognizes that cybersecurity is a dynamic and evolving area of risk that requires ongoing assessment, management, and oversight. The Company has established a cybersecurity risk management program (the "Program") that is designed to protect the confidentiality, integrity, and availability of our critical systems and information, including to assess, identify, manage, and mitigate material cybersecurity threats, as well as to respond to and recover from cybersecurity incidents.
CYBERSECURITY RISK MANAGEMENT
We design and assess our Program based on cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. The Program is integrated into the Company's overall enterprise risk management system and processes, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Key elements of our Program, include but are not limited to the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
Control procedures are assessed regularly to confirm their effectiveness. The Company undergoes an annual Service Organization Controls (“SOC”) Type 2 attestation report covering the performance of safeguards deployed to protect certain Company systems and applications.
The Company has a designated Chief Information Security Officer (the “CISO”), who is primarily responsible for assessing and managing material risks from cybersecurity threats. The Program is implemented and managed by the Company’s executive management under the leadership of the CISO. The Company contracts with third-party service providers to support aspects of the Program implementation, operations, and review of information technology operations and cybersecurity technologies. Additionally, the Company has retained a number of well-established and reputable cybersecurity consultants, including forensics experts, auditors, as well as outside cybersecurity legal counsel to assist with cybersecurity matters as needed from time to time.
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
Molina Healthcare, Inc. 2025 Form 10-K | 36

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
GOVERNANCE
The CISO is primarily responsible for developing, maintaining, and enforcing the Program's policies and procedures, as well as reporting on the Program's performance and material cybersecurity risks to the Audit Committee, and supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. The CISO has the relevant expertise and authority to carry out the Program's objectives and to coordinate with other key stakeholders within and outside the Company. The CISO’s expertise includes decades of information technology and cybersecurity as a subject matter expert, including more than a decade of executive management experience as a CISO for Fortune 500 companies.
The Program and cybersecurity risk is overseen by the Company’s Board of Directors and has delegated to its Audit Committee which, pursuant to its charter, assists the Board with oversight of Company privacy, data security, and cybersecurity matters and risks, including implementation of the Program. The Audit Committee meets regularly with the Company’s executive management, including the CISO and the Chief Information Officer, and receives regular updates on the status and overall effectiveness of the Program, changes to the Program, relevant information technology operations, any changes in material cybersecurity risks and any significant cybersecurity incidents consistent with the IRP. The Audit Committee also discusses with executive management the steps management has taken to monitor and mitigate privacy, data security, and cybersecurity risk exposures, the Company’s information governance policies and programs, and major legislative and regulatory developments that could materially impact the Company’s exposure regarding privacy, data security risk, and cybersecurity. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from the Company’s executive management on the Program. Board members receive presentations on cybersecurity topics from our CISO or external experts as part of the Board’s continuing education on topics that impact public companies. Our CISO takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment. The Audit Committee and the Board consider cybersecurity as part of the Company’s business strategy, financial planning, and capital allocation.
CYBERSECURITY RISK ASSESSMENT
Our CISO is primarily responsible for assessing and managing the Company’s material risks from cybersecurity threats. The Company conducts regular risk assessments to identify, evaluate, and prioritize material cybersecurity risks to the Company, including its health plans and state contracts, shared services and IT operations, or business strategy. The risk assessments are informed by various sources of information, such as internal and external audits, vulnerability scans, penetration tests, threat intelligence, incident reports, industry benchmarks, and accepted industry practices. The risk assessments consider the potential impact and likelihood of various cybersecurity threats, such as ransomware, malware, social engineering, third-party incidents, supply chain attacks and insider threats, and contemplates the adequacy of controls to detect, prevent, respond, and recover to reduce the possibility of an adverse material cybersecurity event. The Company has in place processes to identify material risks from cybersecurity threats associated with its use of third-party service providers and as such, conducts assessments of such third-party service providers with respect to their cybersecurity programs and risks and requires third-party service providers to notify the Company if they experienced a cybersecurity incident. The Company hires experienced security professionals to conduct advanced and realistic cybersecurity attack simulations to verify its Program, and conducts regular cybersecurity tabletop exercises with executive management, which are coordinated by a third-party.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. For a discussion of the Company’s cybersecurity-related risks, see Item 1A of this Form 10-K under the heading “Risk Factors—If we or one of our significant vendors sustain a cyber-attack or suffer data privacy or security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, reputational harm, loss of business, and other serious negative consequences.”
Molina Healthcare, Inc. 2025 Form 10-K | 37

Item 2. PROPERTIES
We own and lease certain real properties to support the business operations of our reportable segments. In 2022, we completed a plan to reduce the real estate footprint used in our business operations to accommodate our move to a permanent remote work environment, a model we have been working under successfully since 2020. Our remaining office space is being reconfigured and optimized for utilization and efficiency. While we believe our current and anticipated facilities are adequate to meet our operational needs in the near term, we continually evaluate the adequacy of our properties for our anticipated future needs.
Item 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Legal Proceedings.”
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the fourth quarter of 2025, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	1,000	$192.79	—	$500,000,000
November 1 - November 30	—	$—	—	$500,000,000
December 1 - December 31	300	$145.00	—	$500,000,000
Total	1,300	$180.57	—

_______________________
(1)During the fourth quarter of 2025, we withheld 1,300 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan.
(2)In April 2025, our board of directors authorized the purchase of up to $1 billion of our common stock. This new program extends through December 31, 2026 and supersedes the stock purchase program previously approved by our board of directors in October 2024. The exact timing and amount of any repurchase is determined by management based on market conditions and share price, in addition to other factors, and repurchases generally will be made in accordance with the volume, price, and timing parameters under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. For further information on our stock repurchase programs, refer to the accompanying Notes to Financial Statements, Note 13, “Stockholders' Equity.”
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
The following line graph compares the percentage change in the cumulative total return on our common stock against the cumulative total return of the Standard & Poor’s Corporation Composite 500 Index (the “S&P 500”), and a peer group index for the five-year period from December 31, 2020 to December 31, 2025. The comparison assumes $100 was invested on December 31, 2020, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock price performance and is not necessarily indicative of future stock price performance.
Molina Healthcare, Inc. 2025 Form 10-K | 38

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Molina Healthcare, Inc., the S&P 500 Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Molina Healthcare, Inc.
S&P 500
Peer Group

The peer group index consists of Aflac Incorporated (AFL), Becton, Dickinson and Company (BDX), Boston Scientific Corporation (BSX), Centene Corporation (CNC), The Cigna Group (CI), Community Health Systems, Inc. (CYH), DaVita Inc. (DVA), Elevance Health, Inc. (ELV), HCA Healthcare, Inc. (HCA), Humana, Inc. (HUM), Laboratory Corporation of America Holdings (LH), MetLife, Inc. (MET), Prudential Financial, Inc. (PRU), Quest Diagnostics Incorporated (DGX), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS).
STOCK TRADING SYMBOL AND DIVIDENDS
Our common stock is listed on the New York Stock Exchange under the trading symbol “MOH.” As of February 6, 2026, there were 14 registered holders of record of our common stock, including Cede & Co. To date we have not paid cash dividends on our common stock. We currently intend to retain any future earnings to fund our projected business operations. However, we intend to periodically evaluate our cash position to determine whether to pay a cash dividend in the future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual and regulatory restrictions. For more information regarding restrictions on the ability of our regulated subsidiaries to pay dividends to us, please see the Notes to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions.”
UNREGISTERED SALES OF SECURITIES
None.
Molina Healthcare, Inc. 2025 Form 10-K | 39

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Management’s discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2025 and 2024, are presented in the sections that follow. Our MD&A as of and for the year ended December 31, 2023, may be found in our 2024 Annual Report on Form 10-K, which prior disclosure is incorporated by reference herein. The following discussion and analysis does not include certain items related to the year ended December 31, 2023, including year-to-year comparisons between the year ended December 31, 2024 and the year ended December 31, 2023. For a comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 11, 2025.
OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.5 million members as of December 31, 2025, located across 21 states.
2025 HIGHLIGHTS
Highlights of our full-year 2025 results included the following:
•Net income of $472 million, or $8.92 per diluted share, compared to $1,179 million, or $20.42 per diluted share in 2024;
•Membership of 5.5 million at December 31, 2025, down slightly compared to the prior year, despite the impact of our growth initiatives, due to the impact of Medicaid redeterminations;
•Total revenue of $45.4 billion, which increased 12% compared to 2024;
•Premium revenue of $43.1 billion, which increased 11% compared to 2024;
•Consolidated medical care ratio (“MCR”) of 91.7%, compared to 89.1% in 2024, reflecting a challenging medical cost trend environment in all our segments;
•General and administrative expense ratio (“G&A ratio”) of 6.6%, which decreased from 6.7% in 2024; and
•Pre-tax margin of 1.3%, compared to 3.9% in 2024.

Growth Initiatives
Despite margin challenges, we had another strong year executing on our growth strategy.
In 2025, we continued our successful track record of winning renewal and new Medicaid state procurements.
•In November 2025, the Florida Agency for Health Care Administration (“AHCA”) announced its intent to award us the sole contract to provide Statewide Medicaid Managed Care and Children’s Health Insurance Program services. This contract is expected to cover approximately 120,000 enrollees and yield $6 billion in annual premium revenue and is expected to commence in the fourth quarter of 2026.
•The award in Florida complements our previously announced contract win in Wisconsin, where we renewed our Wisconsin MyChoice LTSS contract in Regions 2 and 7, and our previously announced Georgia and Texas Star-Chip wins. Collectively, the new RFP wins in 2025 represent over $9 billion of incremental annual Medicaid premium revenue.
On February 1, 2025, we closed our acquisition of ConnectiCare Holding Company, Inc. (“ConnectiCare”), and our acquisition pipeline contains a growing number of actionable opportunities.
Molina Healthcare, Inc. 2025 Form 10-K | 40

FINANCIAL RESULTS SUMMARY

	Year Ended December 31,
	2025	2024

	(In millions, except per-share amounts)
Premium revenue	$43,052	$38,627
Less: medical care costs	39,488	34,428
Medical margin	3,564	4,199
MCR (1)	91.7%	89.1%

Other revenues:
Premium tax revenue	1,863	1,486
Investment income	420	452
Other revenue	91	85

General and administrative expenses	3,009	2,743
G&A ratio (2)	6.6%	6.7%

Premium tax expenses	1,863	1,486
Depreciation and amortization	195	186
Other	90	100
Operating income	781	1,707
Interest expense	192	118
Income before income tax expense	589	1,589
Income tax expense	117	410
Net income	$472	$1,179

Net income per diluted share	$8.92	$20.42

Diluted weighted average shares outstanding	52.9	57.7

Other Key Statistics:
Ending Membership	5.5	5.5
Effective income tax rate	19.8%	25.8%
Pre-tax margin (3)	1.3%	3.9%
__________________
(1)MCR represents medical care costs as a percentage of premium revenue.
(2)G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)Pre-tax margin represents income before income tax expense as a percentage of total revenue.
CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income amounted to $472 million, or $8.92 per diluted share in 2025, compared with net income of $1,179 million, or $20.42 per diluted share in 2024.
The decline in net income in 2025 reflects a decline in operating income, which totaled $781 million in 2025, compared with $1,707 million in 2024. The decrease in operating income was mainly attributable to an increase in the MCR across all our segments, higher interest expense and lower investment income, partially offset by the benefit of higher premium revenues, and G&A expense efficiencies.
Molina Healthcare, Inc. 2025 Form 10-K | 41

PREMIUM REVENUE
Premium revenue increased $4.4 billion, or 11%, in 2025, when compared with 2024. The higher premium revenue mainly reflects the ConnectiCare acquisition that closed in the first quarter of 2025, Medicaid rate increases, an increase in Marketplace membership resulting from our product and pricing strategy, and growth in our current footprint, partially offset by the impact of lower membership in Medicaid.
MEDICAL CARE RATIO
The consolidated MCR increased to 91.7% in 2025, compared with 89.1% in 2024, or 260 basis points. The increase reflects a higher MCR in all of our segments, driven mainly by a challenging medical cost trend environment due to increased utilization that was higher than we expected and acuity shifts in our membership. The consolidated MCR for 2025 is above our long-term target range. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
The impact of prior year reserve development in 2025 was partially absorbed by minimum MLRs and medical cost corridors and was ultimately not material to our consolidated MCR.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax as a percentage of premium revenue plus premium tax revenue) increased to 4.1% in 2025, compared with 3.7% in 2024, due mainly to state mix changes in our Medicaid segment.
INVESTMENT INCOME
Investment income decreased to $420 million in 2025, compared with $452 million in 2024. The decrease was mainly attributable to a decline in prevailing interest rates and investment yields.
OTHER REVENUE
Other revenue amounted to $91 million in 2025, compared with $85 million in 2024. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
GENERAL AND ADMINISTRATIVE (“G&A”) EXPENSES
The G&A ratio was 6.6% in 2025, compared to 6.7% in 2024. The decrease in G&A ratio reflects operating discipline, the continued benefit of operating leverage as we grow our business, and reduced incentive compensation tied to lower actual and expected performance.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization totaled $195 million in 2025, compared with $186 million in 2024. The increase is due to the impact of the ConnectiCare acquisition that closed in the first quarter of 2025.
OTHER OPERATING EXPENSES
Other operating expenses totaled $90 million in 2025, compared with $100 million in 2024. Other operating expenses mainly include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above. The year-over-year change reflects the impact of certain non-recurring costs associated with acquisitions, and costs for litigation incurred in 2024.
INTEREST EXPENSE
Interest expense was $192 million in 2025, compared with $118 million in 2024. The increase is due to term loan debt and credit facility borrowings related to a prior credit agreement that occurred in the first and third quarter of 2025, and were outstanding until they were repaid in November 2025, the issuance of $750 million of notes in November 2024, and the issuance of $850 million of notes in November 2025.
INCOME TAXES
Income tax expense amounted to $117 million in 2025, or 19.8% of pretax income, compared with income tax expense of $410 million in 2024, or 25.8% of pretax income. The difference in the effective tax rate is due to an increase in tax benefits related to transferable federal tax credits, decreases in nondeductible expenses and state and local income taxes, and differences in discrete tax items recognized in the respective periods.
Molina Healthcare, Inc. 2025 Form 10-K | 42

REPORTABLE SEGMENTS
As of December 31, 2025, we served approximately 5.5 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
The key metrics used to assess the performance of our segments are revenue, margin and medical care ratio (“MCR”). MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying margin, or the amount earned by the segments after medical costs or service costs are deducted from revenue, represents the most important measure of earnings reviewed by management, and is used by our chief executive officer, who is our chief operating decision maker, to review results, assess performance, and allocate resources. Such oversight and decision making includes, among others, pricing, approving capital expenditures, and identifying growth opportunities. We do not report total assets by segment since this is not a metric used to assess segment performance or allocate resources.
Management’s discussion and analysis of the change in medical margin is discussed below under “Segment Financial Performance.” For more information, see Notes to Consolidated Financial Statements, Note 16, “Segments.”
TRENDS AND UNCERTAINTIES
For a discussion of the trends, uncertainties and other developments that affected our reportable segments, refer to “Item 1. Business—Our Business,” “—Trends and Uncertainties,” “—Operations—Medical Management,” and “—Regulation.”
SEGMENT FINANCIAL PERFORMANCE
The following table summarizes our membership by segment as of the dates indicated:

	As of December 31,
	2025	2024
Medicaid	4,568,000	4,890,000
Medicare	262,000	242,000
Marketplace	655,000	403,000
Other	6,000	—
Total	5,491,000	5,535,000
Molina Healthcare, Inc. 2025 Form 10-K | 43

The tables below summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Year Ended December 31,
	2025			2024
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$32,240	$2,652	91.8%	$30,579	$2,979	90.3%
Medicare	6,235	475	92.4	5,542	603	89.1
Marketplace	4,487	423	90.6	2,506	617	75.4
Other	90	14	83.6	—	—	—
Total	$43,052	$3,564	91.7%	$38,627	$4,199	89.1%
Medicaid
Key factors affecting results for this segment include:
•General market contraction in Medicaid enrollment due to eligibility redeterminations;
•The remaining higher-acuity risk population mix, and higher utilization, has contributed to elevated cost trends that began in the second half of 2024 and continued to rise in 2025, and have significantly outpaced rates in 2025; and
•Results will continue to be challenged, as state rate updates continue to lag increased cost trends and risk corridor protection is now limited.
Medicaid premium revenue increased $1.7 billion, or 5%, in 2025, when compared with 2024. The higher premium revenue was mainly due to changes in member mix, premium rate increases, and revenue from contract wins that commenced in late 2024 and in 2025, partially offset by the impact of lower membership due to general market contraction stemming from redeterminations that extended into 2025, expiration of the Virginia contract, and unfavorable retroactive premium items in our California market. Also contributing to the net increase in premium revenue is a lower impact of minimum MLRs and medical cost corridor offsets, when compared to the prior year.
The Medicaid medical margin decreased $327 million in 2025, when compared with 2024. The change was driven by an increase in the MCR, as discussed below, partially offset by the impact of increased premium revenues discussed above.
The Medicaid MCR increased 150 basis points to 91.8% in 2025, compared to 90.3% in 2024. The increase was driven by higher medical trend from an increase in utilization among our continuing population that was higher than we expected, and changes in member acuity and product mix. The increased utilization includes behavioral health services, high-cost drugs, long-term services and supports (“LTSS”) and broader utilization pressure in inpatient and outpatient settings. The increase in MCR also reflects unfavorable retroactive premium items in our California market that were recognized in the fourth quarter of 2025. The increases to the MCR were partially offset by premium rate increases, but the rate increases have lagged the increase in medical cost trend, resulting in a rate and trend imbalance that we believe to be temporary. The Medicaid MCR for 2025 is higher than we expected and is above our long-term target range.
Medicare
Key factors affecting results for this segment include:
•Pricing and benefit design changes implemented in 2025;
•Our exit from MAPD in thirteen states, placing more focus on the higher acuity dual-eligible population;
•Membership growth associated with the ConnectiCare acquisition; and
•Higher than expected utilization in the higher acuity populations.
Medicare premium revenue increased $693 million, or 13%, in 2025 compared to 2024. The increase primarily reflects membership growth associated with the ConnectiCare acquisition, partially offset by the impact of our exit from MAPD in thirteen states in 2025.
The Medicare medical margin decreased $128 million in 2025, when compared with 2024. The decrease was mainly due to the increase in MCR discussed below, partially offset by the year-over-year increase in premium revenues discussed above.
Molina Healthcare, Inc. 2025 Form 10-K | 44

The Medicare MCR increased to 92.4% in 2025, from 89.1% in 2024, or 330 basis points. The increase resulted mainly from higher-than-expected utilization among our high-acuity duals populations, particularly for LTSS benefits and high-cost pharmacy drugs, and margin compression in our MAPD business. These increases were partially offset by pricing and benefit adjustments implemented for 2025 and the impact of exiting from MAPD in thirteen states. The Medicare MCR for 2025 is higher than we expected and is above our long-term target range.
Marketplace
Key factors affecting results for this segment include:
•Execution of our product and pricing strategy, to achieve growth and repositioning in the metallic tier membership mix;
•Higher medical trend and utilization across the national Marketplace population relative to the risk adjustment revenue that we needed;
•Higher membership and MCRs related to the ConnectiCare acquisition; and
•The impact of membership losses due to prior year member reconciliations and various CMS program integrity initiatives.
Marketplace premium revenue increased $2.0 billion in 2025 compared to 2024. The increase was due to an expected increase in membership in line with our product and pricing strategy to achieve growth, membership growth associated with the ConnectiCare acquisition, and the impact of membership gained from Medicaid redeterminations. Our Marketplace membership as of December 31, 2025, amounted to 655,000 members, representing an increase of 252,000 members compared to December 31, 2024.
The Marketplace medical margin decreased $194 million in 2025, primarily due to the impact of MCR changes discussed below, partially offset by the growth in premiums and margin associated with the higher membership.
The Marketplace MCR was 90.6% in 2025 and 75.4% in 2024. The increase in MCR was higher than expected, reflecting higher utilization relative to the risk adjustment amount that we priced for among our continuing population, and the impact of high-acuity Special Enrollment Period members. The increase in MCR also reflects the impact from higher initial MCRs related to the ConnectiCare acquisition and the unfavorable impact of prior year member reconciliations and various CMS program integrity initiatives. Certain of the program integrity initiatives caused a disconnect between premium and medical costs because members were disenrolled, but we were still required to cover the medical cost.
Other
The Other segment includes service revenues and costs associated with the long-term services and supports consultative services we provide in Wisconsin, the commercial portion of the business acquired in connection with the ConnectiCare transaction that closed effective February 1, 2025, and certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for 2025 and 2024.
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
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries that we believe are appropriate. See
Molina Healthcare, Inc. 2025 Form 10-K | 45

further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. The regulated health plan subsidiaries paid dividends to the parent company amounting to $985 million in 2025 and $997 million in 2024.
Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. The parent company contributed capital of $439 million and $490 million in 2025 and 2024, respectively, to our regulated health plan subsidiaries to satisfy statutory capital and surplus requirements. The contributions in 2025 were mainly attributed to fund our Connecticut, California, and Mississippi health plans. Our parent company normally meets its liquidity requirements from administrative services fees earned under administrative services agreements; dividends received from our regulated subsidiaries; federal tax payments collected from the regulated subsidiaries; proceeds received from the issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Cash, cash equivalents and investments at the parent company amounted to $223 million and $445 million as of December 31, 2025, and 2024, respectively. The decrease in 2025 was primarily due to the purchase of approximately 1.7 million shares of our stock for $500 million in the first quarter of 2025, the purchase of approximately 2.8 million shares of our stock for $500 million in the third quarter of 2025, capital contributions to regulated health plan subsidiaries, and funding the ConnectiCare transaction for $350 million, partially offset by dividends received from regulated health plan subsidiaries, the $98 million net proceeds from the issuance of notes in November 2025 and repaying outstanding term loans, and the timing of corporate payments.
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
Our restricted investments are invested principally in cash, cash equivalents, U.S. Treasury securities, and corporate debt securities, and we have the ability to hold such restricted investments until maturity. All of our unrestricted investments are classified as current assets.
Cash Flow Activities
Our cash flows are summarized as follows:

	Year Ended December 31,
	2025	2024	Change

	(In millions)
Net cash (used in) provided by operating activities	$(535)	$644	$(1,179)
Net cash provided by (used in) investing activities	312	(464)	776
Net cash used in financing activities	(170)	(347)	177
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(393)	$(167)	$(226)
Molina Healthcare, Inc. 2025 Form 10-K | 46

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
Net cash used in operations was $535 million in 2025, compared with $644 million of cash provided in 2024. The $1,179 million decrease in cash flow in 2025 was mainly due to a decline in operating income, timing differences in settlement of government agency receivables and payables, including settlements for Medicaid minimum MLR and medical cost corridors and Marketplace risk adjustment payables, and the timing of tax payments.
Investing Activities
Net cash provided by investing activities was $312 million in 2025, compared with $464 million of cash used in 2024. The increased cash flow in 2025 results from changes in the net impact of proceeds and purchases of investments, which amounted to net proceeds of $657 million in 2025 compared to net purchases of $21 million in 2024. Net cash used in business combinations amounted to $245 million in 2025, related to the ConnectiCare acquisition, compared to $295 million in net cash used in 2024 related to the Bright acquisition, and $49 million in cash used in 2024 for additional purchase consideration related to the MyChoice Wisconsin acquisition.
Financing Activities
Net cash used in financing activities was $170 million in 2025, compared with $347 million in 2024, an increase in year-over-year cash flow of $177 million. In 2025, financing activity included common stock purchases of $1.0 billion and $1.1 billion in repayment under the Credit Facility and Term Loans, partially offset by $1.1 billion in combined borrowings under the Credit Facility and Term Loans and $838 million of net proceeds from the issuance of the 6.500% Notes due 2031. In 2024, financing activity included common stock purchases of $1.0 billion and $300 million in repayment under the Credit Facility, partially offset by $740 million of net proceeds from the issuance of the 6.250% Notes due 2033 and $300 million in borrowings under the Credit Facility. In addition, in 2025 and 2024, cash outflows included $37 million and $57 million, respectively, for common stock withheld to settle employee tax obligations.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our New Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
Our working capital on a consolidated basis was $5.1 billion at December 31, 2025, compared with $4.9 billion at December 31, 2024. At December 31, 2025, our cash and investments amounted to $8.6 billion, compared with $9.3 billion of cash and investments at December 31, 2024. A significant portion of our portfolio is held in cash and cash equivalents and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized gains on our investments classified as current and available for sale increased to $20 million at December 31, 2025 compared to net unrealized losses of $75 million at December 31, 2024. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
Because of the statutory restrictions that inhibit the ability of our health plan subsidiaries to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by our unregulated parent. For more information, see the “Liquidity” discussion presented above, and “Regulatory Capital and Dividend Restrictions” discussion presented below.
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $3.1 billion at December 31, 2025 and $2.6 billion at December 31, 2024. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Molina Healthcare, Inc. 2025 Form 10-K | 47

Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of December 31, 2025, was approximately $170 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities. We expect a decline in such dividends for 2026 due to the decline in net income for 2025.
Based on our cash and investments balances as of December 31, 2025, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed, to provide additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements.
Capital Structure
In April 2025, our board of directors authorized the purchase of up to $1 billion of our common stock. This new program supersedes the stock purchase program previously approved by our board of directors in October 2024 and extends through December 31, 2026.
As debt held by the parent company comes due, we typically engage in a new private offering of debt to retire and replace the prior issuance. On November 20, 2025 (the “Settlement Date”), we completed a private offering of $850 million aggregate principal amount of our 6.500% Senior Notes due 2031 (the “6.500% Notes”) pursuant to an indenture, dated as of the Settlement Date with U.S. Bank Trust Company, National Association, as trustee. The 6.500% Notes bear interest at a rate of 6.500% per year. Interest on the 6.500% Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2026. Interest accrues from the Settlement Date. The 6.500% Notes will mature on February 15, 2031.
For several years we saw a continued decline in interest rates, which benefited our overall cost of capital during that time. However, interest rates have increased since we issued our 3.875% Notes due 2032 in 2021, as we experienced with our most recent issuances of our Senior Notes in 2024 and 2025. Accordingly, future refinancing may occur at rates comparable to our most recent issuances, which would increase our cost of capital in the future or may cause us to pursue alternative financing sources, should the need arise.
We are not a party to any off-balance sheet financing arrangements.
Debt Ratings
Each of our senior notes is rated “BB” by Standard & Poor’s, and “Ba2” by Moody’s Investor Service, Inc. A downgrade in our ratings could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants
Our New Credit Agreement contains customary non-financial and financial covenants, including a minimum Interest Coverage Ratio and a maximum Consolidated Total Debt to Capital Ratio. Such ratios are computed as defined by the terms of the New Credit Agreement discussed below.
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of December 31, 2025, no amounts were outstanding under the New Credit Agreement, so there is no risk of a cross-default under the senior notes. As of December 31, 2025, we were in compliance with all financial and non-financial covenants under the New Credit Agreement and other long-term debt. Subsequently, we executed an amendment to the New Credit Agreement on February 4, 2026 (the “First Amendment”) that temporarily reduces the minimum Interest Coverage Ratio threshold to (a) with respect to each fiscal quarter ending March 31, 2026 through and including December 31, 2026, 1.75:1.00, (b) with respect to fiscal quarter ending March 31, 2027, 2.00:1.00, (c) with respect to fiscal quarter ending June 30, 2027, 2.50:1.00 and (d) with respect to fiscal quarter ending September 30, 2027, 2.75:1.00.
FUTURE SOURCES AND USES OF LIQUIDITY
Future Sources
Our regulated subsidiaries generate significant cash flows from premium revenue, which is generally received a short time before related healthcare services are paid. Premium revenue is our primary source of liquidity. Thus, any decline in the receipt of premium revenue, and our profitability, could have a negative impact on our liquidity.
Dividends from Subsidiaries. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plans is generally paid in the form of dividends to our unregulated parent company to be used for general corporate purposes. For more information on our regulatory capital requirements and dividend restrictions, refer to “Regulatory Capital and Dividend Restrictions” discussion presented above, Notes
Molina Healthcare, Inc. 2025 Form 10-K | 48

to Consolidated Financial Statements, Note 15, “Commitments and Contingencies—Regulatory Capital Requirements and Dividend Restrictions,” and Note 17, “Condensed Financial Information of Registrant—Note C - Dividends and Capital Contributions.”
Credit Agreement Borrowing Capacity. We are party to a credit agreement (the “New Credit Agreement”), which provides for a revolving credit facility (“Credit Facility”) of $1.25 billion, with a lending commitment termination date of November 20, 2030. The New Credit Agreement also provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $800 million. As of December 31, 2025, we had available borrowing capacity of $1.25 billion under the New Credit Agreement. See further discussion in the Notes to Consolidated Financial Statements, Note 11, “Debt.”
Future Uses
Common Stock Purchases. In April 2025, our board of directors authorized the purchase of up to an additional $1 billion of our common stock. This new program extends through December 31, 2026. The exact timing and amount of any share repurchases shall be determined by management, in consultation with the Finance Committee of the Board, based on market conditions and share price, in addition to other factors, and repurchases generally will be made in accordance with the volume, price, and timing parameters under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of February 10, 2026, $500 million remained available to purchase our common stock under this program through December 31, 2026. See further information in the Notes to Consolidated Financial Statements, Note 13, “Stockholders' Equity.”
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
Regulatory Capital Requirements and Dividend Restrictions. We have the ability, and have committed to provide, additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements, including new state contract wins and growth in existing states.
The Molina Healthcare Charitable Foundation. In 2020, we announced our formation of The Molina Healthcare Charitable Foundation (the “Foundation”), an independent not-for-profit charitable foundation. We have contributed $27 million to the Foundation on a cumulative basis as of December 31, 2025. Since 2021, the Molina Healthcare Charitable Foundation has funded over 900 grants to local community organizations in 29 states that address social determinants of health, disaster relief, behavioral health, maternal child health, and other health-related concerns that are afflicting our communities in need.
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
Molina Healthcare, Inc. 2025 Form 10-K | 49

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
MEDICAL CARE COSTS, MEDICAL CLAIMS AND BENEFITS PAYABLE
Medical care costs are recognized in the period in which services are provided and include fee-for-service claims, pharmacy benefits, capitation payments to providers, and various other medically-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Such medical care costs include both amounts paid by us and estimated medical claims and benefits payable for costs that were incurred but not yet paid as of the reporting date (“IBNP”). Pharmacy benefits represent payments for members' prescription drug costs, net of rebates from drug manufacturers, with rebates estimated using historical and current prescription drug utilization and contractual provisions. Capitation payments represent monthly contractual fees paid to providers responsible for providing medical care to members, which could include medical or ancillary costs like dental, vision and other supplemental health benefits. Capitation costs are fixed prior to the coverage period and are not subject to significant accounting estimates. Other medical care costs include all medically-related administrative costs, amounts owed to providers under risk-sharing or incentive arrangements, provider claims, recoveries from claim overpayments, and other healthcare expenses. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurse services. Additionally, our medical claims and benefit liability includes an estimate for the cost of settling claims incurred but not yet paid through the reporting date.
The following table illustrates consolidated medical care costs by type for the periods indicated:

	Year Ended December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total

	(In millions)
Fee-for-service	$29,170	73.9%	$25,386	73.7%
Pharmacy	5,341	13.5	4,331	12.6
Capitation	3,141	8.0	3,048	8.9
Other	1,836	4.6	1,663	4.8
Total	$39,488	100.0%	$34,428	100.0%

Medical claims and benefits payable consist mainly of fee-for-service IBNP, unpaid pharmacy claims, capitation costs, other medical costs, including amounts payable to providers based on risk-sharing or incentive arrangements, and amounts payable to providers on behalf of certain state agencies for certain state assessments where we do not assume financial risk. IBNP includes both the costs of claims incurred but not yet paid as of the balance sheet date which has been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. When more complete claims payment information and healthcare cost trend data becomes available, we reflect changes in these estimates as an increase or decrease to medical care costs in the consolidated results of operations in the period in which they are determined.
The estimation of the IBNP liability requires considerable judgment in applying actuarial methods, determining the appropriate assumptions, and considering numerous factors. Of those factors, we consider estimated completion factors (measures the cumulative percentage of claims expense that will ultimately be paid for a given month of service based on historical payment patterns) and the assumed healthcare cost trend (percent change in per-member per-month incurred medical care costs) to be the most critical assumptions. Other relevant factors also include, but are not limited to, utilization and unit cost trends, claim inventory levels, changes in membership,
Molina Healthcare, Inc. 2025 Form 10-K | 50

product mix, seasonality, benefit changes, changes in fee schedules, provider contract changes, prior authorizations, prevalence of high-cost catastrophic cases, and the incidence of influenza-like illnesses.
For claims incurred more than three months before the financial statement date, we mainly use estimated completion factors to estimate the ultimate cost of those claims. We analyze historical claims payment patterns by analyzing claims by incurred date and payment date to estimate completion factors. The estimated completion factors are applied to claims paid through the financial statement date to estimate the ultimate claims cost for a given month’s incurred claim activity. The difference between the estimated ultimate claims cost and the claims paid through the financial statement date represents our estimate of claims remaining to be paid as of the financial statement date and is included in our IBNP liability.
For claims incurred within three months prior to the financial statement date, actual claims paid are a less reliable measure of our ultimate cost since a large portion of medical claims are not submitted to us until several months after services have been provided. Accordingly, we estimate our IBNP liability for claims incurred during these months based on a blend of estimated completion factors and projection-based estimates involving assumed medical care cost trend. The assumed medical care cost trend can be affected by many factors including, but not limited to, our ability and practices to manage medical and pharmaceutical costs, changes in level and mix of services utilized, mix of benefits offered, including the impact of co-pays and deductibles, changes in medical practices, changes in member demographics, catastrophes and epidemics, and other relevant factors.
Actuarial standards of practice require a provision for adverse deviation in the IBNP liability estimates such that our IBNP liability has a greater probability of being adequate versus being insufficient. The provision for adverse deviation is reported as part of “Components of medical care costs related to: Current year” in the table presented in Note 10, “Medical Claims and Benefits Payable.” Adverse conditions are situations that may cause actual claims to be higher than the otherwise estimated value of such claims at the time of the estimate, such as changes in the magnitude or severity of claims, uncertainties related to our entry into new geographical markets or provision of services to new populations, changes in state-controlled fee schedules, and modifications or upgrades to our claims processing systems and practices. Absent significant adverse conditions, the claim amounts ultimately settled will be less than the estimate that satisfies the actuarial standards of practice.
When subsequent actual claims payments are more or less than we estimated, we recognize the variance as prior period development reported as part of “Components of medical care costs related to: Prior years” in the table presented in Note 10. Typically, the provision for adverse deviation from previous IBNP estimates is recognized as favorable prior period development but is replenished at similar levels in the current IBNP estimates. However, if membership changes significantly, the replenishment may be higher or lower than previous estimates, assuming all other factors remain constant.
Because of the significant degree of judgment involved in estimation of our IBNP liability, there is considerable variability and uncertainty inherent in such estimates. The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2025 that would result if we change our completion factors for the fourth through the twelfth months preceding December 31, 2025, by the percentages indicated. A reduction in the completion factor results in an increase in medical claims liabilities. Dollar amounts are in millions.

Increase (Decrease) in Estimated Completion Factors	Increase (Decrease) in Medical Claims and Benefits Payable
(6)%	$1,246
(4)%	831
(2)%	415
2%	(415)
4%	(831)
6%	(1,246)
The following table reflects the hypothetical change in our estimate of claims liability as of December 31, 2025 that would result if we altered our assumed medical care cost trend factors by the percentages indicated. An increase in the PMPM costs results in an increase in medical claims liabilities. Dollar amounts are in millions.
Molina Healthcare, Inc. 2025 Form 10-K | 51

(Decrease) Increase in Trended Per Member Per Month Cost Estimates	(Decrease) Increase in Medical Claims and Benefits Payable
(6)%	$(420)
(4)%	(280)
(2)%	(140)
2%	140
4%	280
6%	420
Numerous interconnected factors influence the accuracy of our estimates, with some being qualitative rather than quantitative. Therefore, we are seldom able to measure the precise impact of any single factor’s contribution to a change in estimate. Given the variability inherent in the reserving process, we will only be able to identify specific factors if they represent a significant departure from expectations. Thus, we do not anticipate being able to completely quantify how individual factors affect changes in estimates.
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
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2025, the fair value of our fixed income investments would decrease by approximately $113 million. Declines in interest rates over time will reduce our investment income.
For further information on fair value measurements and our investment portfolio, please refer to the Notes to Consolidated Financial Statements, Note 5, “Fair Value Measurements,” and Note 6, “Investments.”
Borrowings under the New Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus, in each case, the applicable margin. Our notes bear interest at specified rates, each payable semiannually in arrears. For further information, see Notes to Consolidated Financial Statements, Note 11, “Debt.”
Molina Healthcare, Inc. 2025 Form 10-K | 52

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Molina Healthcare, Inc. 2025 Form 10-K | 53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Molina Healthcare, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2026 expressed an unqualified opinion thereon.
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

Incurred but not paid (IBNP) claims reserves

Description of the Matter
As of December 31, 2025, the Company’s liability for fee-for-service claims incurred but not paid (IBNP) comprised $3,211 million of the $4,887 million of Medical Claims and Benefits Payable. As described in Note 10 to the consolidated financial statements, the Company’s IBNP liability is determined using actuarial methods that include a number of factors and assumptions, including completion factors, which seek to measure the cumulative percentage of claims expense that will be paid for a given month of service as of the reporting date, based on historical payment patterns, and assumed health care cost trend factors, which represent an estimate of claims expense based on recent claims expense levels and healthcare cost levels. There is significant uncertainty inherent in determining management’s best estimate of completion and trend factors, which are used to calculate actuarial estimates of incurred but not paid claims.

Molina Healthcare, Inc. 2025 Form 10-K | 54

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
Los Angeles, California
February 10, 2026
Molina Healthcare, Inc. 2025 Form 10-K | 55

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023

	(In millions, except per-share data)
Revenue:
Premium revenue	$43,052	$38,627	$32,529
Premium tax revenue	1,863	1,486	1,069
Investment income	420	452	394
Other revenue	91	85	80
Total revenue	45,426	40,650	34,072
Operating expenses:
Medical care costs	39,488	34,428	28,669
General and administrative expenses	3,009	2,743	2,462
Premium tax expenses	1,863	1,486	1,069
Depreciation and amortization	195	186	171
Other	90	100	128
Total operating expenses	44,645	38,943	32,499
Operating income	781	1,707	1,573
Interest expense	192	118	109
Income before income tax expense	589	1,589	1,464
Income tax expense	117	410	373
Net income	$472	$1,179	$1,091

Net income per share:
Basic	$8.93	$20.52	$18.91
Diluted	$8.92	$20.42	$18.77
Weighted average shares outstanding:
Basic	52.8	57.4	57.7
Diluted	52.9	57.7	58.1
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Net income	$472	$1,179	$1,091
Other comprehensive income:
Unrealized investment income	95	33	102
Less: effect of income taxes	23	8	24
Other comprehensive income, net of tax	72	25	78
Comprehensive income	$544	$1,204	$1,169
See accompanying notes.
Molina Healthcare, Inc. 2025 Form 10-K | 56

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

	(Dollars in millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,248	$4,662
Investments	4,008	4,325
Receivables	3,533	3,299
Prepaid expenses and other current assets	655	487
Total current assets	12,444	12,773
Property, equipment, and capitalized software, net	301	288
Goodwill and intangible assets, net	2,195	1,938
Restricted investments	299	286
Deferred income taxes, net	178	207
Other assets	147	138
Total assets	$15,564	$15,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,887	$4,640
Amounts due government agencies	1,326	1,874
Accounts payable, accrued liabilities and other	1,093	1,331
Deferred revenue	66	51
Total current liabilities	7,372	7,896
Long-term debt	3,766	2,923
Finance lease liabilities	184	195
Other long-term liabilities	173	120
Total liabilities	11,495	11,134
Stockholders’ equity:
Common stock, $0.001 par value per share; 150 million shares authorized; outstanding: 51 million shares at December 31, 2025, and 56 million at December 31, 2024	—	—
Preferred stock, $0.001 par value per share; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	452	462
Accumulated other comprehensive income (loss)	15	(57)
Retained earnings	3,602	4,091
Total stockholders’ equity	4,069	4,496
Total liabilities and stockholders’ equity	$15,564	$15,630
See accompanying notes.
Molina Healthcare, Inc. 2025 Form 10-K | 57

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
Balance at December 31, 2022	58	$—	$328	$(160)	$2,796	$2,964
Net income	—	—	—	—	1,091	1,091
Other comprehensive income, net	—	—	—	78	—	78
Share-based compensation	—	—	82	—	—	82
Balance at December 31, 2023	58	—	410	(82)	3,887	4,215
Net income	—	—	—	—	1,179	1,179
Common stock purchases	(3)	—	(25)	—	(975)	(1,000)
Stock purchase excise tax	—	—	(8)	—	—	(8)
Other comprehensive income, net	—	—	—	25	—	25
Share-based compensation	1	—	85	—	—	85
Balance at December 31, 2024	56	—	462	(57)	4,091	4,496
Net income	—	—	—	—	472	472
Common stock purchases	(5)	—	(39)	—	(961)	(1,000)
Stock purchase excise tax	—	—	(10)	—	—	(10)
Other comprehensive income, net	—	—	—	72	—	72
Share-based compensation	—	—	39	—	—	39
Balance at December 31, 2025	51	$—	$452	$15	$3,602	$4,069
See accompanying notes.
Molina Healthcare, Inc. 2025 Form 10-K | 58

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Operating activities:
Net income	$472	$1,179	$1,091
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	195	186	171
Deferred income taxes	43	53	(31)
Share-based compensation	47	116	115
Other, net	(3)	8	2
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(145)	(78)	(778)
Prepaid expenses and other current assets	52	(57)	(69)
Medical claims and benefits payable	(132)	(40)	580
Amounts due government agencies	(591)	(453)	196
Accounts payable, accrued liabilities and other	(221)	115	328
Deferred revenue	(51)	(367)	59
Income taxes	(201)	(18)	(2)
Net cash (used in) provided by operating activities	(535)	644	1,662
Investing activities:
Purchases of investments	(751)	(1,132)	(1,433)
Proceeds from sales and maturities of investments	1,408	1,111	772
Net cash paid in business combinations	(245)	(344)	(3)
Purchases of property, equipment and capitalized software	(101)	(100)	(84)
Other, net	1	1	4
Net cash provided by (used in) investing activities	312	(464)	(744)
Financing activities:
Proceeds from borrowings under credit facility and term loans	1,100	300	—
Repayment of credit facility and term loans	(1,100)	(300)	—
Common stock purchases	(1,000)	(1,000)	—
Proceeds from senior notes offerings, net of issuance costs	838	740	—
Common stock withheld to settle employee tax obligations	(37)	(57)	(60)
Other, net	29	(30)	2
Net cash used in financing activities	(170)	(347)	(58)
Net (decrease) increase in cash and cash equivalents, and restricted cash and cash equivalents	(393)	(167)	860
Cash and cash equivalents, and restricted cash and cash equivalents at beginning of period	4,741	4,908	4,048
Cash and cash equivalents, and restricted cash and cash equivalents at end of period	$4,348	$4,741	$4,908

Supplemental cash flow information:
Cash paid during the period for interest	$181	$121	$108
See accompanying notes.

Molina Healthcare, Inc. 2025 Form 10-K | 59

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
As of December 31, 2025, we served approximately 5.5 million members eligible for government-sponsored healthcare programs, located across 21 states.
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
In Medicare, we enter into Medicare Advantage-Part D (“MAPD”) contracts with the Centers for Medicare and Medicaid Services (“CMS”) annually, and for dual-eligible programs, we enter into contracts with CMS, in partnership with each state’s department of health and human services. Such contracts typically have terms of one year to three years.
In early February 2026, we determined that the MAPD product does not align with our strategic shift to focus exclusively on dual eligible members in Medicare and we intend to exit this product for 2027. This development does not reflect conditions existing as of the December 31, 2025, balance sheet date, but arose subsequently. Therefore, our December 31, 2025, financial statements are not impacted. We will address the accounting impacts in the first quarter of 2026, including an estimated pre-tax impairment charge of approximately $93 million, attributable to intangible assets associated with the MAPD product. Our MAPD contracts represented approximately 117,000 members as of December 31, 2025, and approximately $1,566 million, or 25%, of Medicare segment premium revenue in 2025.
In Marketplace, we enter into contracts with CMS, which end on December 31 each year and must be renewed annually.
Consolidation and Presentation
The consolidated financial statements include the accounts of Molina Healthcare, Inc., and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates presented. All significant inter-company balances and transactions have been eliminated. Financial information related to subsidiaries acquired during any year is included only for periods subsequent to their acquisition.
Reclassifications
We have reclassified certain 2024 amounts in the components of the net deferred tax asset table in Note 12, “Income Taxes,” to conform to line 2025 presentation. There was no impact on previously reported stockholders’ equity or net income.
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

Molina Healthcare, Inc. 2025 Form 10-K | 60

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

	December 31,
	2025	2024	2023

	(In millions)
Cash and cash equivalents	$4,248	$4,662	$4,848
Restricted cash and cash equivalents	100	79	60
Total cash and cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,348	$4,741	$4,908
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
Our investment policy requires that all of our investments have final maturities of less than 15 years, or less than 15 years average life for structured securities. Investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Declines in market interest rates over time will reduce our investment income.
In general, our AFS securities are classified as current assets without regard to the securities’ contractual maturity dates because they may be readily liquidated. We monitor our investments for credit-related impairment. For comprehensive discussions of the fair value and classification of our investments, see Note 5, “Fair Value Measurements,” and Note 6, “Investments.”
Accrued interest receivable relating to our AFS and HTM securities is presented within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets, and amounted to $51 million and $56 million at December 31, 2025, and 2024, respectively. We do not measure an allowance for credit losses on accrued interest receivable. Instead, we write off accrued interest receivable that has not been collected within 90 days of the interest payment due date. We recognize such write-offs as a reversal of investment income. No accrued interest was written off during the years ended December 31, 2025, 2024, and 2023.
Receivables
Receivables consist primarily of premium amounts due from government agencies, which are subject to potential retroactive adjustments, as well as pharmacy rebates and other receivables. Government receivables amounted to $2,365 million and $2,223 million at December 31, 2025 and 2024, respectively. We apply the current expected credit loss model to measure expected credit losses on our receivables based on available information about past events and reasonable and supportable forecasts. Because substantially all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.
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
Molina Healthcare, Inc. 2025 Form 10-K | 61

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
Goodwill
Goodwill represents the excess of the purchase consideration over the fair value of net assets acquired in business combinations. Goodwill is not amortized but is tested for impairment at the reporting unit level on an annual basis, and more frequently if impairment indicators are present. Impairment indicators may include declines, or expected declines, in operating performance or cash-flows, significant losses of membership, state funding, or state contracts, adverse regulatory changes, or other declines in market conditions, such as a decline in the company’s market capitalization. Goodwill is impaired if the carrying amount of a reporting unit exceeds its estimated fair value. This excess is recorded as an impairment loss and adjusted if necessary for the impact of tax-deductible goodwill. The loss recognized may not exceed the total goodwill allocated to the reporting unit.
When testing goodwill for impairment, we may first assess qualitative factors, such as industry and market factors, the dynamic economic and political environments in which we operate, cost factors, or any of the potential impairment indicators noted above, to determine if it is more likely than not that the carrying value of our reporting units exceed their estimated fair values. If our qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, we perform the quantitative assessment. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative assessment.
If performing a quantitative assessment, we generally estimate the fair values of our reporting units by applying the income approach, using discounted cash flows. The assumptions used in the reporting units’ discounted cash flows are derived from the annual financial planning process, which commences in the fourth quarter of the year, and our
Molina Healthcare, Inc. 2025 Form 10-K | 62

long-range business planning process. We also consider a market approach using the guideline public company comparable information to estimate our reporting units’ fair values. Due to the recent decline in market conditions and our operating performance, mainly driven by a temporal imbalance between premium rates and medical trend, potential adverse implications from the One Big Beautiful Bill Act in July 2025, and a decline in our market capitalization, we bypassed the qualitative assessment and performed a quantitative assessment of the goodwill related to our reporting units in the fourth quarter of 2025. As a result of the assessment, we determined that the estimated fair values of our reporting units continue to exceed their carrying value with significant excess, and no impairment to goodwill was required.
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
Medical Claims and Benefits Payable
Medical care costs are recognized in the period in which services are provided and include fee-for-service claims, pharmacy benefits, capitation payments to providers, and various other medically-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Such medical care costs include both amounts paid by us and estimated medical claims and benefits payable for costs that were incurred but not yet paid as of the reporting date (“IBNP”). Pharmacy benefits represent payments for members' prescription drug costs, net of rebates from drug manufacturers, with rebates estimated using historical and current prescription drug utilization and contractual provisions. Capitation payments represent monthly contractual fees paid to providers responsible for providing medical care to members, which could include medical or ancillary costs like dental, vision and other supplemental health benefits. Capitation costs are fixed prior to the coverage period and are not subject to significant accounting estimates. Other medical care costs include all medically-related administrative costs, amounts owed to providers under risk-sharing or incentive arrangements, provider claims, recoveries from claim overpayments, and other healthcare expenses. Medically-related administrative costs include expenses relating to health education, quality assurance, case management, care coordination, disease management, and 24-hour on-call nurse services. Additionally, our medical claims and benefit liability includes an estimate for the cost of settling claims incurred but not yet paid through the reporting date.
Medical claims and benefits payable consist mainly of fee-for-service IBNP, unpaid pharmacy claims, capitation costs, other medical costs, including amounts payable to providers based on risk-sharing or incentive arrangements, and amounts payable to providers on behalf of certain state agencies for certain state assessments where we do not assume financial risk. IBNP includes both the costs of claims incurred but not yet paid as of the balance sheet date which has been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. When more complete claims payment information and healthcare cost trend data becomes available, we reflect changes in these estimates as an increase or decrease to medical care costs in the consolidated results of operations in the period in which they are determined.
The estimation of the IBNP liability requires considerable judgment in applying actuarial methods, determining the appropriate assumptions, and considering numerous factors. Of those factors, we consider estimated completion
Molina Healthcare, Inc. 2025 Form 10-K | 63

factors and the assumed healthcare cost trend to be the most critical assumptions. Other relevant factors also include, but are not limited to, utilization and unit cost trends, claim inventory levels, changes in membership, product mix, seasonality, benefit changes, changes in fee schedules, provider contract changes, prior authorizations, prevalence of high-cost catastrophic cases, and the incidence of influenza-like illnesses.
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
Minimum MLR, Medical Cost Corridors and Profit Sharing. A portion of our Medicaid premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. We recorded aggregate liabilities under the terms of such contract provisions of $457 million and $1,006 million at December 31, 2025 and 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. Our dual-eligible plans may also be subject to state-specific Minimum MLRs, medical cost corridors, and profit-sharing provisions. We recognize estimated rebates as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $28 million and $32 million at December 31, 2025 and 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The ACA established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program discussed below is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $12 million and $30 million at December 31, 2025 and 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. We also estimate amounts owed to CMS for Part D
Molina Healthcare, Inc. 2025 Form 10-K | 64

settlements. We recorded a liability under the terms of such contract provisions of $66 million and $115 million at December 31, 2025 and 2024, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Our Marketplace premiums are also subject to increases based on the health status of members. Our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience, and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of December 31, 2025, Marketplace risk adjustment payables amounted to $517 million and related receivables amounted to $106 million, for a net payable of $411 million. As of December 31, 2024, Marketplace risk adjustment payables amounted to $290 million and related receivables amounted to $192 million, for a net payable of $98 million.
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
We report reinsurance premiums as a reduction to premium revenue, while related reinsurance recoveries are reported as a reduction to medical care costs. In certain cases, we participate in state-run reinsurance programs for which no reinsurance premium is paid. Reinsurance premiums amounted to $10 million, $8 million, and $11 million for the years ended December 31, 2025, 2024, and 2023, respectively. Reinsurance recoveries amounted to $31 million, $20 million, and $21 million for the years ended December 31, 2025, 2024, and 2023, respectively. Reinsurance recoverable of $31 million, and $21 million, as of December 31, 2025, and 2024, respectively, is included in “Receivables” in the accompanying consolidated balance sheets.
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
Molina Healthcare, Inc. 2025 Form 10-K | 65

Premium Taxes
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
Significant Customers
We receive the majority of our revenues under contracts or subcontracts with state Medicaid managed care programs, which are considered individual external customers. Instances where these contracts were at least 10% of our total premium revenue for the year ended December 31, 2025 were California with 10%, Texas with 13%, and Washington with 10%.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and disclosure of income tax expense disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal year ended December 31, 2025. We have adopted this ASU, with the incremental disclosures presented in Note 12, “Income Taxes”.
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs to better align with the way that software is currently developed. The update removes all reference to the project stages of software development and establishes two criteria that must be met to begin capitalizing software costs. ASU 2025-06 is effective for annual reporting beginning with the fiscal year ending December 31, 2028, and for interim periods therein. It can be
Molina Healthcare, Inc. 2025 Form 10-K | 66

adopted using a prospective, modified, or retrospective approach, and early adoption is permitted. We are currently evaluating the impact of the update to our consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Year Ended December 31,
	2025	2024	2023

	(In millions, except net income per share)
Numerator:
Net income	$472	$1,179	$1,091
Denominator:
Shares outstanding at the beginning of the period	55.0	57.8	57.4
Weighted-average number of shares issued:
Stock purchases	(2.4)	(0.6)	—
Stock-based compensation	0.2	0.2	0.3
Denominator for basic net income per share	52.8	57.4	57.7
Effect of dilutive securities: (1)
Stock-based compensation	0.1	0.3	0.4
Denominator for diluted net income per share	52.9	57.7	58.1

Net income per share - Basic (2)	$8.93	$20.52	$18.91
Net income per share - Diluted (2)	$8.92	$20.42	$18.77

_______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would have been anti-dilutive. For the years ended December 31, 2025 and 2024, 358,000 and 108,000 shares, respectively, were excluded from diluted shares outstanding.
(2)    Source data for calculations in thousands.

4. Business Combinations
ConnectiCare. Effective February 1, 2025, we closed on our acquisition of 100% of the issued and outstanding capital stock of ConnectiCare Holding Company, Inc. (“ConnectiCare”) for $350 million in cash. For this transaction, we applied the acquisition method of accounting, where the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the acquisition date. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations. Acquisition costs amounted to $3 million in the aggregate for the year ended December 31, 2025, and were recorded as “General and administrative expenses” in the accompanying consolidated statements of income.
Molina Healthcare, Inc. 2025 Form 10-K | 67

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Such assets include synergies we expect to achieve as a result of the transaction, such as the use of our existing infrastructure to support the added membership, and future economic benefits arising from the assembled workforce. We allocated goodwill in the amounts of $67 million to the Medicare segment and $220 million to the Marketplace segments. The goodwill is not deductible for income tax purposes. The following table summarizes the fair values assigned to assets acquired and liabilities assumed, in millions.

Assets acquired:
Current assets	$474
Goodwill	287
Intangible assets	61
Other long-term assets	62
Liabilities assumed:
Medical claims and benefits payable	(379)
Amounts due government agencies	(43)
Accounts payable, accrued and other long-term liabilities	(112)
Fair value of net assets acquired	$350
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
Molina Healthcare, Inc. 2025 Form 10-K | 68

Our financial instruments measured at fair value on a recurring basis at December 31, 2025, were as follows:

	Total	Level 1	Level 2	Level 3

	(In millions)
Corporate debt securities	$2,465	$—	$2,465	$—
Mortgage-backed securities	953	—	953	—
Asset-backed securities	364	—	364	—
Municipal securities	159	—	159	—
U.S. Treasury notes	20	—	20	—
Other	47	—	47	—
Total assets	$4,008	$—	$4,008	$—
Our financial instruments measured at fair value on a recurring basis at December 31, 2024, were as follows:

	Total	Level 1	Level 2	Level 3

	(In millions)
Corporate debt securities	$2,744	$—	$2,744	$—
Mortgage-backed securities	914	—	914	—
Asset-backed securities	431	—	431	—
Municipal securities	183	—	183	—
U.S. Treasury notes	5	—	5	—
Other	48	—	48	—
Total assets	$4,325	$—	$4,325	$—
Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$797	$786	$795	$759
3.875% Notes due 2030	646	603	645	578
6.500% Notes due 2031	838	873	—	—
3.875% Notes due 2032	744	682	743	648
6.250% Notes due 2033	741	764	740	741
Total	$3,766	$3,708	$2,923	$2,726

Molina Healthcare, Inc. 2025 Form 10-K | 69

6. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	December 31, 2025
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,437	$35	$7	$2,465
Mortgage-backed securities	963	11	21	953
Asset-backed securities	363	3	2	364
Municipal securities	158	2	1	159
U.S. Treasury notes	20	—	—	20
Other	47	1	1	47
Total	$3,988	$52	$32	$4,008

	December 31, 2024
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,769	$10	$35	$2,744
Mortgage-backed securities	953	2	41	914
Asset-backed securities	435	2	6	431
Municipal securities	188	—	5	183
U.S. Treasury notes	5	—	—	5
Other	50	—	2	48
Total	$4,400	$14	$89	$4,325
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of our current investments as of December 31, 2025 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$584	$584
Due after one year through five years	1,656	1,675
Due after five years through ten years	612	623
Due after ten years	1,136	1,126
Total	$3,988	$4,008
In the years ended December 31, 2025, 2024, and 2023, maturities and redemptions of available-for-sale securities amounted to $1,181 million, $1,012 million, and $513 million, respectively, and sales amounted to $227 million, $99 million, and $259 million, respectively. Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses were insignificant in the years ended December 31, 2025, 2024 and 2023.
We have determined that unrealized losses at December 31, 2025, 2024 and 2023 primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Further, as of December 31, 2025, we do not intend to sell, and it is not likely that we will be required to sell these investments prior to the recovery of their amortized cost basis. Therefore, we determined that an allowance for credit losses was not necessary.
Molina Healthcare, Inc. 2025 Form 10-K | 70

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of December 31, 2025:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$106	$1	83	$372	$6	205
Mortgage-backed securities	—	—	—	315	21	212
Asset-backed securities	—	—	—	80	2	41
Municipal securities	—	—	—	42	1	49
Other	—	—	—	14	1	16
Total	$106	$1	83	$823	$31	523
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

Restricted Investments Held-to-Maturity
Pursuant to the regulations governing our state health plan subsidiaries, we maintain statutory deposits and deposits required by government authorities primarily in cash, cash equivalents, U.S. Treasury securities, and corporate debt securities. We also maintain restricted investments as protection against the insolvency of certain capitated providers. The use of these funds is limited as required by regulations in the various states in which we operate, or as needed in the event of insolvency of capitated providers. Therefore, such investments are reported as “Restricted investments” in the accompanying consolidated balance sheets, and totaled $299 million and $286 million at December 31, 2025 and 2024, respectively.
We have the intent and ability to hold these restricted investments until maturity, and as a result, we expect to collect the contractual cash flows associated with these investments and do not recognize interim fluctuations in fair value. Accordingly, our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value, of which $261 million will mature in one year or less, $34 million will mature in one through five years, and $4 million will mature after five years.
Molina Healthcare, Inc. 2025 Form 10-K | 71

The following table presents the balances of restricted investments:

	December 31,
	2025	2024

	(In millions)
Cash and cash equivalents	$100	$79
U.S. Treasury notes	186	191
Corporate debt and other securities	13	16
Total restricted investments	$299	$286

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
A summary of property, equipment, and capitalized software is as follows:

	December 31,
	2025	2024

	(In millions)
Capitalized software	$876	$788
Property and equipment	200	205
Building and improvements	38	35
Land	1	1
Total cost	1,115	1,029
Less: accumulated amortization - capitalized software	(681)	(612)
Less: accumulated depreciation and amortization - property, equipment, building, and improvements	(194)	(194)
Total accumulated depreciation and amortization	(875)	(806)
ROU assets - finance leases	61	65
Property, equipment, and capitalized software, net	$301	$288
The following table presents all depreciation and amortization recognized in our consolidated statements of income:

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Amortization of intangible assets	$91	$82	$85
Amortization of capitalized software	77	69	58
Amortization of finance leases	20	19	18
Depreciation and amortization of property, equipment, building, and improvements	7	16	10
Total depreciation and amortization	$195	$186	$171

8. Leases
We are a party to operating and finance leases primarily for our corporate and health plan offices. Our operating leases have remaining lease terms up to 21 years, some of which include options to extend the leases for up to 10 years. As of December 31, 2025, the weighted average remaining operating lease term is 8 years.
Molina Healthcare, Inc. 2025 Form 10-K | 72

Our finance leases have remaining lease terms up to 13 years, some of which include options to extend the leases for up to 25 years. As of December 31, 2025, the weighted average remaining finance lease term is 10 years.
As of December 31, 2025, the weighted-average discount rate used to compute the present value of lease payments was 5.2% for operating lease liabilities, and 6.5% for finance lease liabilities. The components of lease expense for the years ended December 31, 2025, 2024, and 2023 are presented in the following table.

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Operating lease expense	$12	$14	$15

Finance lease expense:
Amortization of ROU assets	$20	$19	$18
Interest on lease liabilities	14	15	15
Total finance lease expense	$34	$34	$33
Supplemental consolidated cash flow information related to leases follows:

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Cash used in operating activities:
Operating leases	$19	$24	$28
Finance leases	14	15	15
Cash used in financing activities:
Finance leases	26	24	24
ROU assets recognized in exchange for lease obligations:
Operating leases	11	5	12
Finance leases	16	17	13
Supplemental information related to leases, including location of amounts reported in the accompanying consolidated balance sheets, follows:

	December 31,
	2025	2024

	(In millions)
Operating leases:
ROU assets
Other assets	$30	$35
Lease liabilities
Accounts payable and accrued liabilities (current)	$15	$15
Other long-term liabilities (non-current)	56	68
Total operating lease liabilities	$71	$83
Finance leases:
ROU assets
Property, equipment, and capitalized software, net	$61	$65
Lease liabilities
Accounts payable and accrued liabilities (current)	$25	$23
Finance lease liabilities (non-current)	184	195
Total finance lease liabilities	$209	$218
Molina Healthcare, Inc. 2025 Form 10-K | 73

Maturities of lease liabilities as of December 31, 2025, were as follows:

	Operating	Finance
	Leases	Leases

	(In millions)
2026	$18	$38
2027	11	33
2028	8	28
2029	7	25
2030	7	18
Thereafter	37	151
Subtotal - undiscounted lease payments	88	293
Less imputed interest	(17)	(84)
Total	$71	$209

9. Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amounts of goodwill by segment, for the periods presented.

	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Balance, December 31, 2023	$994	$203	$—	$44	$1,241
Acquisitions and measurement period adjustments	—	430	—	—	430
Balance, December 31, 2024	994	633	—	44	1,671
Acquisitions and measurement period adjustments	—	67	220	—	287
Balance, December 31, 2025	$994	$700	$220	$44	$1,958

The changes in the carrying amounts of both goodwill and intangible assets, net, in 2025, were due to the acquisition described in Note 4, “Business Combinations.”
Intangible Assets, Net
The following table provides the details of identified intangible assets, by major class, for the periods presented.

	December 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount

	(In millions)
Contract rights and licenses	$660	$504	$156	$624	$429	$195
Trade names	73	18	55	54	12	42
Provider networks	70	44	26	64	34	30
Total	$803	$566	$237	$742	$475	$267
As of December 31, 2025, we estimate that our intangible asset amortization will be approximately $46 million in 2026, $35 million in 2027, $27 million in 2028 and 2029, and $26 million in 2030.

10. Medical Claims and Benefits Payable
The following tables present the components of the change in our medical claims and benefits payable for the periods indicated. The amounts presented for “Components of medical care costs related to: Prior years” represent the amount by which our original estimate of medical claims and benefits payable at the beginning of the year varied
Molina Healthcare, Inc. 2025 Form 10-K | 74

from the actual liabilities, based on information (principally the payment of claims) developed since those liabilities were first reported.

	Year Ended December 31, 2025
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,667	$722	$251	$—	$4,640
Components of medical care costs related to:
Current year	29,693	5,814	4,003	76	39,586
Prior years	(105)	(54)	61	—	(98)
Total medical care costs	29,588	5,760	4,064	76	39,488
Payments for medical care costs related to:
Current year	26,544	5,271	3,609	80	35,504
Prior years	3,110	697	327	20	4,154
Total paid	29,654	5,968	3,936	100	39,658
Acquired balances, net of post-acquisition adjustments	—	173	168	38	379
Change in non-risk and other provider payables	37	1	—	—	38
Medical claims and benefits payable, ending balance	$3,638	$688	$547	$14	$4,887

	Year Ended December 31, 2024
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,444	$532	$228	$—	$4,204
Components of medical care costs related to:
Current year	28,211	5,000	1,892	—	35,103
Prior years	(611)	(61)	(3)	—	(675)
Total medical care costs	27,600	4,939	1,889	—	34,428
Payments for medical care costs related to:
Current year	24,950	4,464	1,646	—	31,060
Prior years	2,258	761	220	—	3,239
Total paid	27,208	5,225	1,866	—	34,299
Acquired balances, net of post-acquisition adjustments	—	476	—	—	476
Change in non-risk and other provider payables	(169)	—	—	—	(169)
Medical claims and benefits payable, ending balance	$3,667	$722	$251	$—	$4,640
Molina Healthcare, Inc. 2025 Form 10-K | 75

	Year Ended December 31, 2023
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$2,815	$452	$261	$—	$3,528
Components of medical care costs related to:
Current year	23,749	3,802	1,545	—	29,096
Prior years	(395)	(11)	(21)	—	(427)
Total medical care costs	23,354	3,791	1,524	—	28,669
Payments for medical care costs related to:
Current year	20,999	3,293	1,323	—	25,615
Prior years	2,069	431	234	—	2,734
Total paid	23,068	3,724	1,557	—	28,349
Acquired balances, net of post-acquisition adjustments	82	14	—	—	96
Change in non-risk and other provider payables	261	(1)	—	—	260
Medical claims and benefits payable, ending balance	$3,444	$532	$228	$—	$4,204

Incurred but not paid (“IBNP”) plus expected development on reported claims as of December 31, 2025 was $3,211 million. IBNP includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. Our estimates of medical claims and benefits payable recorded at December 31, 2024, 2023 and 2022 developed favorably by approximately $98 million, $675 million and $427 million in 2025, 2024 and 2023, respectively.
The favorable prior year development recognized in 2025 was primarily attributable to lower than expected utilization of medical services by our members. On a consolidated basis, the ultimate costs recognized in 2025, as claims payments were processed, were lower than our estimates in 2024; however, medical costs in our Marketplace segment were higher than our original estimates. Consequently, the ultimate costs recognized in 2025 for Marketplace, as claims payments were processed, were higher than our estimates in 2024 due to higher than expected utilization.
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
The following tables provide information about our consolidated incurred and paid claims development as of December 31, 2025, as well as cumulative claims frequency and the total of incurred but not paid claims liabilities. The pattern of incurred and paid claims development is consistent across each of our segments. The cumulative claim frequency is measured by claim event, and includes claims covered under capitated arrangements.

Incurred Claims and Allocated Claims Adjustment Expenses				Total IBNP	Cumulative number of reported claims
Benefit Year	2023	2024	2025

	(Unaudited)	(Unaudited)
	(In millions)
2023	$29,497	$28,939	$28,909	$24	137
2024		35,274	35,234	95	140
2025			39,586	3,088	143
			$103,729	$3,207
Molina Healthcare, Inc. 2025 Form 10-K | 76

Cumulative Paid Claims and Allocated Claims Adjustment Expenses
Benefit Year	2023	2024	2025

	(Unaudited)	(Unaudited)
	(In millions)
2023	$25,615	$28,887	$28,885
2024		31,060	35,232
2025			35,504
			$99,621
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for medical claims and benefits payable.

2025

(In millions)
Incurred claims and allocated claims adjustment expenses	$103,729
Less: cumulative paid claims and allocated claims adjustment expenses	(99,621)
All outstanding liabilities before 2023	4
Acquired balances	379
Non-risk and other provider payables	396
Medical claims and benefits payable	$4,887

11. Debt
The following table summarizes our outstanding debt obligations:

	December 31,
	2025	2024

	(In millions)
Non-current long-term debt:
4.375% Notes due June 15, 2028	$800	$800
3.875% Notes due November 15, 2030	650	650
6.500% Notes due February 15, 2031	850	—
3.875% Notes due May 15, 2032	750	750
6.250% Notes due January 15, 2033	750	750
Deferred debt issuance costs	(34)	(27)
Total	$3,766	$2,923
Contractual maturities of the principal amounts of our outstanding debt obligations, as of December 31, 2025, are illustrated in the following table.

	Total	2026	2027	2028	2029	2030	Thereafter

	(In millions)
4.375% Notes due 2028	$800	$—	$—	$800	$—	$—	$—
3.875% Notes due 2030	650	—	—	—	—	650	—
6.500% Notes due 2031	850	—	—	—	—	—	850
3.875% Notes due 2032	750	—	—	—	—	—	750
6.250% Notes due 2033	750	—	—	—	—	—	750
Total	$3,800	$—	$—	$800	$—	$650	$2,350
Molina Healthcare, Inc. 2025 Form 10-K | 77

Senior Notes
Each of these notes are senior unsecured obligations of the Parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. The senior note indentures contain customary non-financial covenants and change of control provisions. As of December 31, 2025, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As discussed below, no amounts were outstanding under the New Credit Agreement as of December 31, 2025, so there is no risk of a cross-default under the senior notes.
On November 20, 2025, we completed the private offering of $850 million aggregate principal amount of senior notes (the “6.500% Notes due 2031”), which are due February 15, 2031, unless earlier redeemed. We used the net proceeds for repayment of $740 million in term loan debt related to the Prior Credit Agreement (see discussion below) and for general corporate purposes. The 6.500% Notes due 2031 contain optional early redemption provisions, with redemption prices in excess of par. Interest, at a rate of 6.500% per annum, is payable semiannually in arrears on February 15 and August 15 of each year, commencing August 15, 2026. Deferred issuance costs amounted to $12 million.
Credit Agreement
On November 20, 2025, we entered into a Credit Agreement (the “New Credit Agreement”) which replaced our prior credit agreement dated as of June 8, 2020, as amended from time to time prior to November 20, 2025, (the “Prior Credit Agreement”). The terms of the New Credit Agreement are substantially similar to the terms of the Prior Credit Agreement, except that certain covenants are amended in a manner favorable to us. The New Credit Agreement includes a revolving credit facility (“New Credit Facility”) of $1.25 billion, a $15 million swingline sub-facility, a $100 million letter of credit sub-facility, as well as uncommitted capacity to incur incremental term loans to finance certain acquisitions up to $800 million. Borrowings under the New Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case, the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the New Credit Agreement, we are required to pay a quarterly commitment fee. The New Credit Agreement has a term of five years, and all amounts outstanding will be due and payable on November 20, 2030.
The New Credit Agreement contains customary non-financial and financial covenants, including maintenance of a minimum Interest Coverage Ratio threshold of 3.0 to 1.0, and a maximum Consolidated Total Debt to Capital Ratio of 60%, with a step-up to 65% for four fiscal quarters following a material acquisition or series of related acquisitions (i.e., $500 million or greater cash consideration). As of December 31, 2025, we were in compliance with all non-financial and financial covenants under the New Credit Agreement. Subsequently, we executed an amendment to the New Credit Agreement on February 4, 2026 that temporarily reduces the Interest Coverage Ratio threshold to (a) with respect to each fiscal quarter ending March 31, 2026 through and including December 31, 2026, 1.75:1.00, (b) with respect to fiscal quarter ending March 31, 2027, 2.00:1.00, (c) with respect to fiscal quarter ending June 30, 2027, 2.50:1.00 and (d) with respect to fiscal quarter ending September 30, 2027, 2.75:1.00.
As of December 31, 2025, no amounts were outstanding under the New Credit Agreement.
During the year ended December 31, 2025, we borrowed $950 million in term loan debt and $150 million in credit facility borrowings related to the Prior Credit Agreement. We repaid all amounts borrowed, including the $740 million repaid with the net proceeds from the issuance of the 6.500% Notes due 2031 discussed above. We recognized $2 million in expense for unamortized deferred issuance costs in conjunction with the repayment of the term loan debt related to the Prior Credit Agreement.

Molina Healthcare, Inc. 2025 Form 10-K | 78

12. Income Taxes
Income from continuing operations, before income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Federal	$589	$1,582	$1,464
Foreign	—	7	—
Total	$589	$1,589	$1,464
Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Current:
Federal	$58	$298	$349
State	16	59	55
Total current	74	357	404
Deferred:
Federal	39	47	(28)
State	4	6	(3)
Total deferred	43	53	(31)
Total income tax expense (benefit)
Federal	97	345	321
State	20	65	52
Total income tax expense (benefit)	$117	$410	$373
A reconciliation of the U.S. federal statutory income tax rate to the combined effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2025		2024		2023
	(In millions)
Income from continuing operations, before income tax expense	$589		$1,589		$1,464
Tax provision at the U.S. federal statutory rate	124	21.0%	334	21.0%	308	21.0%
Federal
Tax Credits
Transferable energy-related tax credits	(19)	(3.2)	—	—	—	—
Nontaxable or nondeductible items
Nondeductible compensation	1	0.2	17	1.1	20	1.4
Other nontaxable or nondeductible items	4	0.7	4	0.3	5	0.3
Other	(9)	(1.6)	3	0.2	(1)	—
Foreign tax effects
Puerto Rico
Tax provision at Puerto Rico statutory rate(1)	—	—	3	0.2	—	—
Changes in valuation allowances	—	—	(3)	(0.2)	—	—
State income taxes, net of federal benefit(2)	16	2.7	52	3.2	41	2.8
Income tax expense	$117	19.8%	$410	25.8%	$373	25.5%
Molina Healthcare, Inc. 2025 Form 10-K | 79

_______________________________
(1)    The Company’s Puerto Rico subsidiary is dually incorporated in the United States and the Commonwealth of Puerto Rico.
(2)    During the tax year ended December 31, 2025, state taxes in California comprised greater than 50% of the tax effect in this category. During the tax year ended December 31, 2024, state taxes in California and New York City comprised greater than 50% of the tax effect in this category. During the year ended December 31, 2023, state taxes in California, Illinois and New York City comprised greater than 50% of the tax effect in this category.

Income taxes paid are as follows:

	Year Ended December 31,
	2025	2024	2023

	(In millions)
U.S. Federal (1)	$237	$312	$357
California	15	28	*
Other (2)	23	39	48
Total U.S. State and Local	38	67	48
Total income taxes paid, net	$275	$379	$405
_______________________________
(1)    Includes $237 million paid to purchase transferable tax credits during the year ended December 31, 2025.
(2)    Includes $6 million, $10 million and $3 million paid to purchase transferable tax credits during the years ended December 31, 2025, 2024 and 2023, respectively.
*    The amount of income taxes paid during the year ended December 31, 2023 does not meet the 5% disaggregation threshold.
Deferred tax assets and liabilities are classified as non-current. Significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

	(In millions)
Accrued expenses and reserve liabilities	$92	$99
Deferred compensation	16	9
Other accrued medical costs	27	25
Net operating losses	9	5
Lease liabilities	66	79
Unrealized losses	—	18
Fixed assets and intangibles	28	32
Tax credit carryover	5	5
Other	—	6
Valuation allowance	(19)	(19)
Total deferred income tax assets, net of valuation allowance	224	259
Right-of-use assets	(16)	(26)
Prepaid expenses	(30)	(26)
Total deferred income tax liabilities	(46)	(52)
Net deferred income tax asset	$178	$207
At December 31, 2025, we had state net operating loss carryforwards of $122 million, which begin expiring in 2037 with some having an indefinite carryforward period, and foreign net operating loss carryforwards of $7 million, which begin expiring in 2031. Additionally, as of December 31, 2025, we had foreign tax credit carryovers of $5 million, which expire in 2030.
We evaluate the need for a valuation allowance taking into consideration the ability to carry back and carry forward tax credits and losses, available tax planning strategies and future income, including reversal of temporary differences. We have determined that as of December 31, 2025 and December 31, 2024, $19 million of deferred tax assets did not satisfy the recognition criteria.
Molina Healthcare, Inc. 2025 Form 10-K | 80

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
The roll forward of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Gross unrecognized tax benefits at beginning of period	$(5)	$(5)	$(5)
Settlements	5	—	—
Gross unrecognized tax benefits at end of period	$—	$(5)	$(5)
Settlements reflect the resolution of a state refund claim that had no net impact on our financial statements.
Our continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. Amounts accrued for the payment of interest and penalties as of December 31, 2025, 2024 and 2023 were insignificant.
With a few exceptions, which are immaterial in the aggregate, we are no longer subject to federal, state, local, and Puerto Rico tax examinations for years before 2021.

13. Stockholders' Equity
Stock Purchase Programs
In October 2024, our board of directors authorized the purchase of up to $1 billion of our common stock. This new program extended through December 31, 2025 and superseded the stock purchase program previously approved by our board of directors in September 2023. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 1,679,000 shares for $500 million in the first quarter of 2025 (average cost of $297.83 per share). These first quarter purchases exhausted the funds available under the board’s October 2024 $1 billion repurchase authorization.
In April 2025, our board of directors authorized the purchase of up to an additional $1 billion of our common stock. This new program extends through December 31, 2026. Under this program, pursuant to a Rule 10b5-1 trading plan, we purchased approximately 2,849,000 shares for $500 million in the third quarter of 2025 (average cost of $175.50 per share).
We have accrued a stock repurchase excise tax of $9 million related to the share repurchase programs as of December 31, 2025. As of December 31, 2024, we had accrued a stock repurchase excise tax of $8 million related to the prior year share repurchase program. These amounts are located in “Accounts payable, accrued liabilities and other” and “Additional paid-in capital” in the accompanying consolidated balance sheets.
Molina Healthcare, Inc. 2025 Form 10-K | 81

Share-Based Compensation
In connection with our employee stock plans, approximately 361,000 shares and 360,000 shares of common stock were issued, net of shares used to settle employees’ income tax obligations, during the years ended December 31, 2025, and 2024, respectively. Total share-based compensation expense is reported in “General and administrative expenses” in the accompanying consolidated statements of income, and summarized below.

	Year Ended December 31,
	2025		2024		2023

	(In millions)
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
RSAs and PSUs (defined below)	$38	$35	$109	$100	$108	$102
Employee stock purchase plan	9	8	7	7	7	7
Total	$47	$43	$116	$107	$115	$109
Equity Incentive Plan
In the second quarter of 2025, our stockholders approved the Molina Healthcare, Inc. 2025 Equity Incentive Plan (the “2025 EIP”). The 2025 EIP provides for awards, in the form of restricted stock awards (“RSAs”), performance stock units (“PSUs”), stock options and other stock- or cash-based awards, to eligible persons who perform services for us. The 2025 EIP provides for the issuance of up to approximately 1.8 million shares of our common stock.
Stock-based awards. RSAs and PSUs are granted based on the fair value of the stock on the grant date, and generally vest in equal annual installments over periods up to four years from the date of grant. PSUs vest in their entirety at the end of three-year performance periods, if their performance conditions are met. We generally recognize expense for RSAs and PSUs on a straight-line basis. The weighted-average grant date fair value of our RSAs was $285.38 in 2025, $382.23 in 2024, and $277.37 in 2023. The weighted-average grant date fair value of our PSUs was $288.81 in 2025, $353.44 in 2024, and $233.50 in 2023. Activity for stock-based awards in the year ended December 31, 2025, is summarized below.

	RSAs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Unvested balance, December 31, 2024	487,647	$325.91	529,082	$328.77
Granted	353,833	285.38	167,620	288.81
Vested	(209,450)	309.25	(131,785)	303.54
Forfeited	(58,718)	316.48	(16,443)	326.35
Unvested balance, December 31, 2025	573,312	$307.95	548,474	$322.69

As of December 31, 2025, total unrecognized compensation expense was $106 million, which we expect to recognize over a remaining weighted-average period of 2.2 years. This unrecognized compensation cost assumes an estimated forfeiture rate of 7% for non-executive employees as of December 31, 2025, based on actual forfeitures over the last 4 years.
The total fair value of awards vested is presented in the following table.

	Year Ended December 31,
	2025	2024	2023

	(In millions)
RSAs	$62	$86	$62
PSUs	40	68	90
Total vested	$102	$154	$152
Molina Healthcare, Inc. 2025 Form 10-K | 82

Employee Stock Purchase Plans (“ESPP”)
Under our ESPP, eligible employees may purchase common shares at 85% of the lower of the fair market value of our common stock on either the first or last trading day of each six-month offering period. Each participant is limited to a maximum purchase of $25,000 (as measured by the fair value of the stock acquired) per year through payroll deductions. We estimate the fair value of the stock issued using a standard option pricing model. For the years ended December 31, 2025, 2024, and 2023, the inputs to this model were as follows: risk-free interest rates of approximately 4.2% to 5.4%; expected volatility of approximately 25% to 45%, dividend yields of 0%, and an average expected life of 0.5 years.

14. Employee Benefit Plans
We sponsor defined contribution 401(k) plans that cover substantially all employees of our company and its subsidiaries. Eligible employees are permitted to contribute up to the maximum amount allowed by law. We match up to the first 4% of compensation contributed by employees. Expense recognized in connection with our contributions to the 401(k) plans amounted to $63 million, $61 million, and $54 million in the years ended December 31, 2025, 2024, and 2023, respectively.

We also have a non-qualified deferred compensation plan for certain key employees. Under this plan, eligible participants may defer portions of their base salary and bonus to provide tax-deferred growth. The deferrals are distributable based upon termination of employment or other periods, as elected under the plan, and were $61 million and $50 million as of December 31, 2025 and 2024, respectively.

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
All of our health plans except California, Florida and New York, are subject to the RBC rules. The minimum statutory capital requirements in these states are based on a percentage of annualized premium revenue, a percentage of annualized health care costs, a percentage of certain liabilities, or other financial ratios. If our California, Florida or New York health plans became subject to RBC rules, minimum capital required for those states could increase.
Statutes, regulations and informal capital requirements also restrict the timing, payment, and amount of dividends and other distributions that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based on current statutes and regulations, the net assets in these subsidiaries, which may not be transferable to us in the form of loans, advances, or cash dividends was approximately $4.4 billion at December 31, 2025. Because of the statutory restrictions that inhibit the ability of our health plans to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by the parent company—Molina Healthcare, Inc. Such cash, cash equivalents and investments amounted to $223 million and $445 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, our health plans had aggregate statutory capital and surplus of approximately $4.6 billion, which was in excess of the required minimum aggregate statutory capital and surplus of approximately $3.1 billion. We are committed and have the ability to provide additional capital to each of our health plans when necessary to ensure that statutory capital and surplus continues to meet regulatory requirements.
Legal Proceedings
The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments, as well as various contractual provisions, governing our operations. Compliance with these laws, regulations, and contractual provisions can be subject to government audit, review, and interpretation, as well as regulatory actions.
Molina Healthcare, Inc. 2025 Form 10-K | 83

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
On October 3, 2025, a putative securities class action captioned Hindlemann v. Molina Healthcare, Inc., et al. was filed in the United States District Court for the Central District of California against the Company, its Chief Executive Officer, and Chief Financial Officer (the “Securities Action”). The Securities Action was brought on behalf of a putative class who allegedly acquired Company securities between February 5, 2025 and July 23, 2025 and asserts violations of federal securities laws relating to the Company’s disclosures including those involving earnings guidance. At the time of this filing, competing motions for lead plaintiff and lead counsel were pending with the court, and the complaint may be amended. On December 12, 2025, a shareholder derivative suit captioned Taylor v. Wolf, et al. was filed in the United States District Court for the Central District of California against the Company’s directors and certain officers (“Derivative Action”). The Derivative Action asserts among other things claims for breach of fiduciary duty and violation of securities laws in connection with the same statements and events at issue in the Securities Action. The Company intends to vigorously contest each lawsuit, which will require legal expenses. At this time, the Company cannot predict the outcome or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in the Securities Action or the Derivative Action.
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
The key metrics used to assess the performance of our segments are revenue, margin and medical care ratio (“MCR”). MCR represents the amount of medical care costs as a percentage of premium revenue. Therefore, the underlying margin, or the amount earned by the segments after medical costs or service costs are deducted from revenue, represents the most important measure of earnings reviewed by management, and is used by our chief executive officer, who is our chief operating decision maker, to review results, assess performance, and allocate resources. Such oversight and decision making includes, among others, pricing, approving capital expenditures, and identifying growth opportunities. We do not report total assets by segment since this is not a metric used to assess segment performance or allocate resources.
Molina Healthcare, Inc. 2025 Form 10-K | 84

	Year Ended December 31, 2025
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$32,240	$6,235	$4,487	$90	$43,052
Service revenue	—	—	—	87	87
Revenue from external customers	32,240	6,235	4,487	177	43,139
Other operating revenues (1)					2,287
Total revenue					45,426
Operating Expenses:
Medical care costs	29,588	5,760	4,064	76	39,488
Cost of service revenue	—	—	—	78	78
Segment expenses	29,588	5,760	4,064	154	39,566
Other operating expenses (2)					5,079
Operating income					781
Less: interest expense					192
Income before income tax expense					$589
Segment Margin:
Medical margin	$2,652	$475	$423	$14	$3,564
Service margin	—	—	—	9	9

	Year Ended December 31, 2024
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$30,579	$5,542	$2,506	$—	$38,627
Service revenue	—	—	—	81	81
Revenue from external customers	30,579	5,542	2,506	81	38,708
Other operating revenues (1)					1,942
Total revenue					40,650
Operating Expenses:
Medical care costs	27,600	4,939	1,889	—	34,428
Cost of service revenue	—	—	—	73	73
Segment expenses	27,600	4,939	1,889	73	34,501
Other operating expenses (2)					4,442
Operating income					1,707
Less: interest expense					118
Income before income tax expense					$1,589
Segment Margin:
Medical margin	$2,979	$603	$617	$—	$4,199
Service margin	—	—	—	8	8
Molina Healthcare, Inc. 2025 Form 10-K | 85

	Year Ended December 31, 2023
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$26,327	$4,179	$2,023	$—	$32,529
Service revenue	—	—	—	76	76
Revenue from external customers	26,327	4,179	2,023	76	32,605
Other operating revenues (1)					1,467
Total revenue					34,072
Operating Expenses:
Medical care costs	23,354	3,791	1,524	—	28,669
Cost of service revenue	—	—	—	67	67
Segment expenses	23,354	3,791	1,524	67	28,736
Other operating expenses (2)					3,763
Operating income					1,573
Less: interest expense					109
Income before income tax expense					$1,464
Segment Margin:
Medical margin	$2,973	$388	$499	$—	$3,860
Service margin	—	—	—	9	9
______________________
(1)Other operating revenues include premium tax revenue, investment income and certain other revenue.
(2)Other operating expenses include general and administrative expenses, premium tax expenses, depreciation and amortization, and certain other operating expenses.

Molina Healthcare, Inc. 2025 Form 10-K | 86

17. Condensed Financial Information of Registrant
The condensed balance sheets as of December 31, 2025 and 2024, and the related condensed statements of income, comprehensive income and cash flows for each of the three years in the period ended December 31, 2025 for our parent company Molina Healthcare, Inc. (the “Registrant”), are presented below.
Condensed Balance Sheets

	December 31,
	2025	2024

	(In millions, except per-share data)
ASSETS
Current assets:
Cash and cash equivalents	$205	$414
Investments	18	31
Receivables	4	4
Due from affiliates	245	111
Prepaid expenses and other current assets	270	218
Total current assets	742	778
Property, equipment, and capitalized software, net	269	250
Goodwill and intangible assets, net	1,638	1,348
Investments in subsidiaries	5,732	5,697
Advances to related parties and other assets	125	102
Total assets	$8,506	$8,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other	$374	$473
Total current liabilities	374	473
Long-term debt	3,766	2,923
Finance lease liabilities	184	195
Deferred income taxes, net	49	34
Other long-term liabilities	64	54
Total liabilities	4,437	3,679
Stockholders’ equity:
Common stock, $0.001 par value; 150 million shares authorized; outstanding: 51 million shares at December 31, 2025 and 56 million at December 31, 2024	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	452	462
Accumulated other comprehensive income (loss)	15	(57)
Retained earnings	3,602	4,091
Total stockholders’ equity	4,069	4,496
Total liabilities and stockholders’ equity	$8,506	$8,175
See accompanying notes.
Molina Healthcare, Inc. 2025 Form 10-K | 87

Condensed Statements of Income

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Revenue:
Administrative services fees	$2,347	$2,145	$2,038
Investment income and other revenue	9	19	27
Total revenue	2,356	2,164	2,065
Expenses:
General and administrative expenses	2,127	2,039	1,952
Depreciation and amortization	153	139	131
Other	7	29	20
Total operating expenses	2,287	2,207	2,103
Operating income (loss)	69	(43)	(38)
Interest expense	192	118	109
Loss before income tax (benefit) expense and equity in net earnings of subsidiaries	(123)	(161)	(147)
Income tax (benefit) expense	(36)	7	(7)
Net loss before equity in net earnings of subsidiaries	(87)	(168)	(140)
Equity in net earnings of subsidiaries	559	1,347	1,231
Net income	$472	$1,179	$1,091
Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Net income	$472	$1,179	$1,091
Other comprehensive income:
Unrealized investment income	95	33	102
Less: effect of income taxes	23	8	24
Other comprehensive income, net of tax	72	25	78
Comprehensive income	$544	$1,204	$1,169
See accompanying notes.

Molina Healthcare, Inc. 2025 Form 10-K | 88

Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Operating activities:
Net cash (used in) provided by operating activities	$(42)	$63	$81
Investing activities:
Capital contributions to subsidiaries	(439)	(490)	(221)
Dividends received from subsidiaries	985	997	705
Purchases of investments	—	—	(2)
Proceeds from sales and maturities of investments	14	17	1
Purchases of property, equipment and capitalized software	(99)	(97)	(79)
Net cash paid in business combinations	(350)	(489)	(74)
Change in amounts due to/from affiliates	(110)	60	5
Other, net	2	6	7
Net cash provided by investing activities	3	4	342
Financing activities:
Proceeds from borrowings under credit facility and term loans	1,100	300	—
Repayment of credit facility and term loans	(1,100)	(300)	—
Common stock purchases	(1,000)	(1,000)	—
Proceeds from senior notes offering, net of issuance costs	838	740	—
Common stock withheld to settle employee tax obligations	(37)	(57)	(60)
Other, net	29	(30)	2
Net cash used in financing activities	(170)	(347)	(58)
Net (decrease) increase in cash and cash equivalents	(209)	(280)	365
Cash and cash equivalents at beginning of period	414	694	329
Cash and cash equivalents at end of period	$205	$414	$694
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
Note B - Transactions with Subsidiaries
The Registrant provides certain centralized medical and administrative services to our subsidiaries pursuant to administrative services agreements that include, but are not limited to, information technology, product development and administration, underwriting, claims processing, customer service, certain care management services, human resources, marketing, purchasing, risk management, actuarial, finance, accounting, compliance, legal and public relations. Fees are based on the fair market value of services rendered and are recorded as operating revenue. Payment is subordinated to the subsidiaries’ ability to comply with minimum capital and other restrictive financial requirements of the states in which they operate. Charges in 2025, 2024, and 2023 for these services amounted to $2,347 million, $2,145 million, and $2,038 million, respectively, and are included in operating revenue.
Molina Healthcare, Inc. 2025 Form 10-K | 89

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

Molina Healthcare, Inc. 2025 Form 10-K | 90

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
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level. In addition, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (“GAAP”) for each of the periods presented herein.
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
Management concluded that we maintained effective internal control over financial reporting as of December 31, 2025, based on criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Effective February 1, 2025, we completed our acquisition of 100% of the issued and outstanding capital stock of ConnectiCare Holding Company, Inc. (“ConnectiCare”). We are in the process of evaluating the existing controls and procedures of ConnectiCare, and integrating them into our internal controls over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the ConnectiCare acquisition from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. The business that we acquired in the ConnectiCare acquisition constituted 4% and 7% of total and net assets, respectively, as of December 31, 2025, and 4% and 1% of revenues and net income, respectively, for the year ended December 31, 2025. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, includes all of our consolidated operations except for those disclosure controls and procedures of ConnectiCare that are subsumed by internal control over financial reporting.
Ernst & Young, LLP, the independent registered public accounting firm who audited our Consolidated Financial Statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Molina Healthcare, Inc. 2025 Form 10-K | 91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Molina Healthcare, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Molina Healthcare, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Molina Healthcare, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ConnectiCare Holding Company, Inc., which is included in the 2025 consolidated financial statements of the Company and constituted 4% and 7% of total and net assets, respectively, as of December 31, 2025, and 4% and 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ConnectiCare Holding Company, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 10, 2026 expressed an unqualified opinion thereon.
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
Molina Healthcare, Inc. 2025 Form 10-K | 92

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California
February 10, 2026

Molina Healthcare, Inc. 2025 Form 10-K | 93

Item 9B. OTHER INFORMATION
(a)    None.
(b)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended December 31, 2025.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), and is incorporated herein by reference. This information will be included in the following sections of the 2026 Proxy Statement:
•PROPOSAL 1 - Election of Directors
•Information About Director Nominees
•Information About Directors Continuing in Office
•Additional Information About Directors
•Corporate Governance and Board of Directors Matters
•Information About the Executive Officers of the Company
•Section 16(a) Beneficial Ownership Reporting Compliance
Information relating to our Code of Business Conduct and Ethics, our Insider Trading Policy and compliance with Section 16(a) of the Exchange Act will be set forth in the 2026 Proxy Statement and is incorporated herein by reference. We intend to disclose on our website any amendments to or waivers of our Code of Business Conduct and Ethics as required by law or NYSE rules, under the heading “Investor Information—Corporate Governance” at molinahealthcare.com.
Item 11. EXECUTIVE COMPENSATION
Information required by Item 11 of Part III will be included in the 2026 Proxy Statement in the section entitled “Executive Compensation,” and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by Item 12 of Part III will be included in the 2026 Proxy Statement in the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III will be included in the 2026 Proxy Statement in the sections entitled “Related Party Transactions,” and “Corporate Governance and Board of Directors Matters—Director Independence,” and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Los Angeles, CA, Auditor Firm ID: 42.
Information required by Item 14 of Part III will be included in the 2026 Proxy Statement in the section entitled “Fees Paid to Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Molina Healthcare, Inc. 2025 Form 10-K | 94

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

Molina Healthcare, Inc. 2025 Form 10-K | 95

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of February, 2026.

MOLINA HEALTHCARE, INC.

By:	/s/ Joseph M. Zubretsky
Joseph M. Zubretsky
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 10, 2026.

Signature	Title

/s/ Joseph M. Zubretsky	Chief Executive Officer, President and Director
Joseph M. Zubretsky	(Principal Executive Officer)

/s/ Mark L. Keim	Chief Financial Officer
Mark L. Keim	(Principal Financial Officer)

/s/ Maurice S. Hebert	Chief Accounting Officer
Maurice S. Hebert	(Principal Accounting Officer)

/s/ Barbara L. Brasier	Director
Barbara L. Brasier

/s/ Leo P. Grohowski	Director
Leo P. Grohowski

/s/ Stephen H. Lockhart	Director
Stephen H. Lockhart

/s/ Steven J. Orlando	Director
Steven J. Orlando

/s/ Ronna E. Romney	Director
Ronna E. Romney

/s/ Richard M. Schapiro	Director
Richard M. Schapiro

/s/ Dale B. Wolf	Chairman of the Board
Dale B. Wolf

/s/ Richard C. Zoretic	Director
Richard C. Zoretic
Molina Healthcare, Inc. 2025 Form 10-K | 96

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

Number	Description	Method of Filing
3.1	Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 filed December 30, 2002
3.2	Certificate of Amendment to Certificate of Incorporation	Filed as Exhibit 3.2 to registrant’s Form 10-K filed February 13, 2024
3.3	Certificate of Amendment to Certificate of Incorporation	Filed as Exhibit 3.3 to registrant’s Form 10-K filed February 13, 2024
3.4	Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.1 to registrant’s Form 8-K filed December 26, 2023
4.1	Indenture, dated as of June 2, 2020, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed June 2, 2020
4.2	Form of 4.375% Notes (included in Exhibit 4.1).	Filed as Exhibit 4.2 to registrant’s Form 8-K filed June 2, 2020 (Included in Exhibit 4.1 to registrant’s Form 8-K filed June 2, 2020)
4.3	Indenture, dated as of November 17, 2020, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 17, 2020
4.4	Form of 3.875% Notes due 2030 (included in Exhibit 4.3)	Filed as Exhibit 4.2 to registrant’s Form 8-K filed November 17, 2020 (Included in Exhibit 4.1 to registrant’s Form 8-K filed November 17, 2020)
4.5	Indenture, dated as of November 16, 2021, by and between Molina Healthcare, Inc. and U.S. Bank National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 16, 2021
4.6	Form of 3.875% Notes due 2032 (included in Exhibit 4.5)	Filed as Exhibit 4.2 to registrant’s Form 8-K filed November 16, 2021 (Included in Exhibit 4.1 to registrant’s Form 8-K filed November 16, 2021)
4.7	Indenture, dated as of November 18, 2024, by and between Molina Healthcare, Inc. and U.S. Bank Company Trust Company, National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 18, 2024
4.8	Form of 6.250% Notes due 2033	Filed as Exhibit 4.2 to registrant’s Form 8-K filed November 18, 2024 (Included in Exhibit 4.1 to registrant’s Form 8-K filed November 18, 2024)
4.9	Indenture, dated as of November 20, 2025, by and between Molina Healthcare, Inc. and U.S. Bank Company Trust Company, National Association, as Trustee	Filed as Exhibit 4.1 to registrant’s Form 8-K filed November 20, 2025
4.10	Form of Note (included in Exhibit 4.1)	Filed as Exhibit 4.2 to registrant’s Form 8-K filed November 20, 2025 (Included in Exhibit 4.1 to registrant’s Form 8-K filed November 20, 2025)
4.11	Description of Registrant’s Securities	Filed as Exhibit 4.7 to registrant’s Form 10-K filed February 11, 2025
*10.1	2019 Employee Stock Purchase Plan	Filed as Exhibit 10.3 to registrant’s Form 10-K filed February 13, 2024
Molina Healthcare, Inc. 2025 Form 10-K | 97

Number	Description	Method of Filing
*10.2	Molina Healthcare, Inc. 2019 Equity Incentive Plan (As Amended 2025)	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed April 24, 2025
*10.3	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed July 31, 2019
*10.4	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Employee/Officer with No Employment Agreement)	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed July 31, 2019
*10.5	2019 Equity Incentive Plan - Form of Restricted Stock Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.3 to registrant’s Form 10-Q filed July 31, 2019
*10.6	2019 Equity Incentive Plan - Form of Performance Stock Unit Award Agreement (Officer with Employment Agreement)	Filed as Exhibit 10.4 to registrant’s Form 10-Q filed July 31, 2019
*10.7	Molina Healthcare, Inc. 2025 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 1, 2025
*10.8	2025 Equity Incentive Plan Restricted Stock Award Agreement Form	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 23, 2025
*10.9	2025 Equity Incentive Plan Performance Stock Unit Award Agreement Form	Filed as Exhibit 10.2 to registrant’s Form 10-Q filed October 23, 2025
*10.10	Molina Healthcare, Inc. Second Amended and Restated Change in Control Severance Plan	Filed as Exhibit 10.14 to registrant’s Form 10-K filed February 16, 2021
*10.11	Form of Indemnification Agreement	Filed as Exhibit 10.14 to registrant’s Form 10-K filed March 14, 2007
*10.12	Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2022)	Filed as Exhibit 10.10 to registrant’s Form 10-K filed February 14, 2022
*10.13	First Amendment to Molina Healthcare, Inc. Amended and Restated Deferred Compensation Plan (2022)	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 26, 2023
*10.14	Employment Agreement with Jeff Barlow dated June 14, 2013	Filed as Exhibit 10.3 to registrant’s Form 8-K filed June 14, 2013
*10.15	Change in Control Agreement with Jeff D. Barlow, dated as of September 18, 2012	Filed as Exhibit 10.16 to registrant’s Form 10-K filed February 28, 2013
*10.16	Amended and Restated Employment Agreement, dated September 8, 2021, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed September 9, 2021
*10.17	Amendment of Employment Agreement, dated February 16, 2022, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 16, 2022
*10.18	Amendment of Employment Agreement, dated August 19, 2024, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.1 to registrant’s Form 8-K filed August 20, 2024
*10.19	Performance Stock Unit Award Agreement, dated August 19, 2024, by and between Molina Healthcare, Inc. and Joseph M. Zubretsky	Filed as Exhibit 10.2 to registrant’s Form 8-K filed August 20, 2024
*10.20	Performance Stock Unit Award Agreement, dated October 16, 2024, by and between Molina Healthcare, Inc. and Mark L. Keim	Filed as Exhibit 10.1 to registrant’s Form 8-K filed October 17, 2024
+10.21	Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.36 to registrant’s Form 10-K filed February 19, 2019
***10.22	First Amendment, dated August 1, 2019, to the Master Services Agreement for Information Technology Services, dated February 4, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 30, 2019
**10.23	Change Request #7 to the Master Services Agreement dated February 2, 2019, by and between Molina Healthcare, Inc. and Infosys Limited	Filed as Exhibit 10.1 to registrant’s Form 10-Q filed October 27, 2022
***10.24
Credit Agreement, dated as of November 20, 2025, by and among Molina Healthcare, Inc., as the Borrower, Truist Bank, As Administrative Agent, Issuing Bank and Swingline Lender, and the Lenders party thereto
Filed as Exhibit 10.1 to registrant’s Form 8-K filed November 20, 2025
Molina Healthcare, Inc. 2025 Form 10-K | 98

Number	Description	Method of Filing
10.25	First Amendment to Credit Agreement, dated as of February 4, 2026, by and among Molina Healthcare, Inc., as the Borrower, Truist Bank, As Administrative Agent, and the Lenders party thereto	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 6, 2026
19.1	Insider Trading Policy	Filed as Exhibit 19.1 to registrant’s Form 10-K filed February 11, 2025
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97	Molina Healthcare, Inc. Policy for Recovery of Erroneously Awarded Compensation	Filed as Exhibit 97 to registrant’s Form 10-K filed February 13, 2024
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith

*	Management contract or compensatory plan or arrangement.
**	Certain portions of this agreement have been omitted in accordance with Item 601(b)(10) of Regulation S-K. A copy of any omitted portion will be furnished to the Securities and Exchange Commission upon request. The location of the redacted confidential information is indicated in the exhibit as “[redacted]”.
***	Certain schedules (or similar attachments) to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant agrees to furnish a copy of any omitted schedule (or similar attachment) to the Securities and Exchange Commission upon request.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the redacted confidential information is indicated in the exhibit as “[redacted]”.

Molina Healthcare, Inc. 2025 Form 10-K | 99