Form 10-Q
period 2026-03-31
MOLINA HEALTHCARE, INC.
filed 2026-04-23
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 17, 2026, was approximately 52.1 million.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I—FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2026	2025

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$10,172	$10,628
Premium tax revenue	504	388
Investment income	98	108
Other revenue	22	23
Total revenue	10,796	11,147
Operating expenses:
Medical care costs	9,270	9,479
General and administrative expenses	779	774
Premium tax expenses	504	388
Depreciation and amortization	39	48
Impairment	93	—
Other	28	25
Total operating expenses	10,713	10,714
Operating income	83	433
Interest expense	54	43
Income before income tax expense	29	390
Income tax expense	15	92
Net income	$14	$298

Net income per share - Basic	$0.27	$5.47
Net income per share - Diluted	$0.27	$5.45

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2026	2025

	(In millions) (Unaudited)
Net income	$14	$298
Other comprehensive (loss) gain:
Unrealized investment (loss) gain	(29)	39
Less: effect of income taxes	(7)	10
Other comprehensive (loss) gain, net of tax	(22)	29
Comprehensive (loss) income	$(8)	$327

See accompanying notes.
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,314	$4,248
Investments	3,937	4,008
Receivables	3,420	3,533
Prepaid expenses and other current assets	655	655
Total current assets	13,326	12,444
Property, equipment, and capitalized software, net	300	301
Goodwill, and intangible assets, net	2,092	2,195
Restricted investments	312	299
Deferred income taxes, net	215	178
Other assets	146	147
Total assets	$16,391	$15,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,941	$4,887
Amounts due government agencies	1,685	1,326
Accounts payable, accrued liabilities and other	1,161	1,093
Deferred revenue	401	66
Total current liabilities	8,188	7,372
Long-term debt	3,767	3,766
Finance lease liabilities	180	184
Other long-term liabilities	176	173
Total liabilities	12,311	11,495
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 52 million shares at March 31, 2026 and 51 million at December 31, 2025	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	471	452
Accumulated other comprehensive (loss) income	(7)	15
Retained earnings	3,616	3,602
Total stockholders’ equity	4,080	4,069
Total liabilities and stockholders’ equity	$16,391	$15,564

See accompanying notes.
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2025	51	$—	$452	$15	$3,602	$4,069
Net income	—	—	—	—	14	14
Other comprehensive loss, net	—	—	—	(22)	—	(22)
Share-based compensation	1	—	19	—	—	19
Balance at March 31, 2026	52	$—	$471	$(7)	$3,616	$4,080

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2024	56	$—	$462	$(57)	$4,091	$4,496
Net income	—	—	—	—	298	298
Common stock purchases	(2)	—	(15)	—	(485)	(500)
Stock purchase excise tax	—	—	(5)	—	—	(5)
Other comprehensive income, net	—	—	—	29	—	29
Share-based compensation	—	—	(8)	—	—	(8)
Balance at March 31, 2025	54	$—	$434	$(28)	$3,904	$4,310

See accompanying notes.
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025

	(In millions) (Unaudited)
Operating activities:
Net income	$14	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39	48
Deferred income taxes	(30)	13
Share-based compensation	33	27
Impairment	93	—
Other, net	—	2
Changes in operating assets and liabilities:
Receivables	113	(90)
Prepaid expenses and other current assets	(86)	(56)
Medical claims and benefits payable	54	(81)
Amounts due government agencies	359	(32)
Accounts payable, accrued liabilities and other	79	(268)
Deferred revenue	335	252
Income taxes	79	77
Net cash provided by operating activities	1,082	190
Investing activities:
Purchases of investments	(249)	(189)
Proceeds from sales and maturities of investments	295	331
Net cash paid in business combinations	—	(245)
Purchases of property, equipment and capitalized software	(27)	(22)
Other, net	(8)	2
Net cash provided by (used in) investing activities	11	(123)
Financing activities:
Proceeds from borrowings under credit facility and term loans	—	650
Common stock purchases	—	(500)
Common stock withheld to settle employee tax obligations	(14)	(36)
Other, net	(6)	33
Net cash (used in) provided by financing activities	(20)	147
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	1,073	214
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,348	4,741
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$5,421	$4,955

Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2026

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
As of March 31, 2026, we served approximately 5.0 million members eligible for government-sponsored healthcare programs, located across 21 states.
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
In Marketplace, we enter into contracts with CMS, which end on December 31 each year, and must be renewed annually.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the entire year ending December 31, 2026.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2025. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in our December 31, 2025, audited consolidated financial statements have been omitted.
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
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 7

	March 31,
	2026	2025

	(In millions)
Cash and cash equivalents	$5,314	$4,856
Restricted cash and cash equivalents	107	99
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$5,421	$4,955

Receivables
Receivables consist primarily of premium amounts due from government agencies, which are subject to potential retroactive adjustments, as well as pharmacy rebates and other receivables. Government receivables amounted to $2,380 million and $2,365 million at March 31, 2026 and December 31, 2025, respectively. We apply the current expected credit loss model to measure expected credit losses on our receivables based on available information about past events and reasonable and supportable forecasts. Because substantially all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.
Premium Revenue Recognition and Amounts Due Government Agencies
Premium revenue is generated from our contracts with state and federal agencies, in connection with our participation in the Medicaid, Medicare, and Marketplace programs. Premium revenue is generally received based on per member per month (“PMPM”) rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. Many of our contracts contain provisions that may adjust or limit revenue or profit, as described below. Consequently, we recognize premium revenue as it is earned under such provisions. Liabilities accrued for premiums to be returned under such provisions are reported in the aggregate as “Amounts due government agencies” in the accompanying consolidated balance sheets. State Medicaid programs and the federal Medicare program periodically adjust premium rates, including certain components of premium revenue that are subject to accounting estimates and are described below, and in our 2025 Annual Report on Form 10-K, Note 2, “Significant Accounting Policies,” under “Premium Revenue Recognition and Amounts Due Government Agencies,” and “Quality Incentives.”
Minimum MLR, Medical Cost Corridors and Profit Sharing. A portion of our Medicaid premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. We recorded aggregate liabilities under the terms of such contract provisions of $531 million and $457 million at March 31, 2026 and December 31, 2025, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. Our dual-eligible plans may also be subject to state-specific Minimum MLRs, medical cost corridors, and profit-sharing provisions. We recognize estimated rebates as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $45 million and $28 million at March 31, 2026 and December 31, 2025, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The ACA established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program discussed below is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $8 million and $12 million at March 31, 2026 and December 31, 2025, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our members (as measured by member risk score). We estimate our members’ risk scores and the related
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 8

amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. We also estimate amounts owed to CMS for Part D settlements. We recorded a liability under the terms of such contract provisions of $65 million and $66 million at March 31, 2026 and December 31, 2025, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Our Marketplace premiums are also subject to increases based on the health status of members. Our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of March 31, 2026, Marketplace risk adjustment payables amounted to $630 million and related receivables amounted to $112 million, for a net payable of $518 million. As of December 31, 2025, Marketplace risk adjustment payables amounted to $517 million and related receivables amounted to $106 million, for a net payable of $411 million.
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
Impairment
In February 2026, we determined that the MAPD product does not align with our strategic shift to focus exclusively on dual-eligible members in Medicare and we intend to exit this product for 2027. The projected undiscounted cash flows of the MAPD product will not exceed the carrying amount of the related intangible assets. As such, we impaired the remaining intangible assets during the three months ending March 31, 2026, which amounted to $93 million. The following major classes of intangibles were impaired in the amounts listed: contract rights and licenses with a remaining balance of $62 million, provider networks with a remaining balance of $4 million, and trade name with a remaining balance of $27 million.
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
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 9

Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2026	2025

	(In millions, except net income per share)
Numerator:
Net income	$14	$298
Denominator:
Shares outstanding at the beginning of the period	50.9	55.0
Weighted-average number of shares issued:
Stock-based compensation	—	0.1
Stock purchases	—	(0.5)
Denominator for basic net income per share	50.9	54.6
Effect of dilutive securities: (1)
Stock-based compensation	0.1	0.2
Denominator for diluted net income per share	51.0	54.8

Net income per share - Basic (2)	$0.27	$5.47
Net income per share - Diluted (2)	$0.27	$5.45

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive. For the quarter ended March 31, 2026, 427,000 shares were excluded from diluted shares outstanding. For the quarter ended March 31, 2025, there were no shares excluded from diluted shares outstanding.
(2)    Source data for calculations in thousands.

4. Fair Value Measurements
We consider the carrying amounts of current assets and current liabilities to approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. For our financial instruments measured at fair value on a recurring basis, we prioritize the inputs used in measuring fair value according to the three-tier fair value hierarchy. For a description of the methods and assumptions used to: a) estimate the fair value; and b) determine the classification according to the fair value hierarchy for each financial instrument, refer to our 2025 Annual Report on Form 10-K, Note 5, “Fair Value Measurements.”
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 10

Our financial instruments measured at fair value on a recurring basis at March 31, 2026, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,404	$—	$2,404	$—
Mortgage-backed securities	964	—	964	—
Asset-backed securities	347	—	347	—
Municipal securities	156	—	156	—
U.S. Treasury notes	20	—	20	—
Other	46	—	46	—
Total assets	$3,937	$—	$3,937	$—
Our financial instruments measured at fair value on a recurring basis at December 31, 2025, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,465	$—	$2,465	$—
Mortgage-backed securities	953	—	953	—
Asset-backed securities	364	—	364	—
Municipal securities	159	—	159	—
U.S. Treasury notes	20	—	20	—
Other	47	—	47	—
Total assets	$4,008	$—	$4,008	$—

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$797	$775	$797	$786
3.875% Notes due 2030	646	583	646	603
6.500% Notes due 2031	839	840	838	873
3.875% Notes due 2032	744	652	744	682
6.250% Notes due 2033	741	725	741	764
Total	$3,767	$3,575	$3,766	$3,708

Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 11

5. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	March 31, 2026
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,398	$17	$11	$2,404
Mortgage-backed securities	979	8	23	964
Asset-backed securities	347	2	2	347
Municipal securities	155	2	1	156
U.S. Treasury notes	20	—	—	20
Other	47	—	1	46
Total	$3,946	$29	$38	$3,937

	December 31, 2025
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,437	$35	$7	$2,465
Mortgage-backed securities	963	11	21	953
Asset-backed securities	363	3	2	364
Municipal securities	158	2	1	159
U.S. Treasury notes	20	—	—	20
Other	47	1	1	47
Total	$3,988	$52	$32	$4,008

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of our current investments as of March 31, 2026 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$561	$560
Due after one year through five years	1,575	1,582
Due after five years through ten years	659	660
Due after ten years	1,151	1,135
Total	$3,946	$3,937

In the three months ended March 31, 2026, and 2025, maturities and redemptions of available-for-sale securities amounted to $281 million and $314 million, respectively, and sales amounted to $14 million and $17 million, respectively. Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses were insignificant for the three months ended March 31, 2026 and 2025.
We have determined that unrealized losses at March 31, 2026, and December 31, 2025, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Further, as of March 31, 2026, we do not intend to sell, and it is not likely that we will be required to sell these investments prior to the recovery of their amortized cost basis. Therefore, we determined that an allowance for credit losses was not necessary.
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 12

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of March 31, 2026:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$639	$6	454	$316	$5	169
Mortgage-backed securities	240	2	157	282	21	188
Asset-backed securities	—	—	—	68	2	32
Municipal securities	—	—	—	40	1	46
Other	—	—	—	14	1	16
Total	$879	$8	611	$720	$30	451
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
We have the intent and ability to hold these restricted investments until maturity and, as a result, we expect to collect the contractual cash flows associated with these investments and do not recognize interim fluctuations in fair value. Accordingly, our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $312 million at March 31, 2026, of which $157 million will mature in one year or less, $151 million will mature in one through five years, and $4 million will mature after five years.

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
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 13

	Three Months Ended March 31, 2026
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,638	$688	$547	$14	$4,887
Components of medical care costs related to:
Current year	7,449	1,434	634	6	9,523
Prior years	(153)	(71)	(26)	(3)	(253)
Total medical care costs	7,296	1,363	608	3	9,270
Payments for medical care costs related to:
Current year	4,717	818	344	4	5,883
Prior years	2,688	532	405	3	3,628
Total paid	7,405	1,350	749	7	9,511
Change in non-risk and other payables	295	—	—	—	295
Medical claims and benefits payable, ending balance	$3,824	$701	$406	$10	$4,941

	Three Months Ended March 31, 2025
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,667	$722	$251	$—	$4,640
Components of medical care costs related to:
Current year	7,495	1,352	795	23	9,665
Prior years	(156)	(56)	26	—	(186)
Total medical care costs	7,339	1,296	821	23	9,479
Payments for medical care costs related to:
Current year	4,593	721	458	17	5,789
Prior years	2,760	623	287	14	3,684
Total paid	7,353	1,344	745	31	9,473
Acquired balances, net of post-acquisition adjustments	—	122	88	35	245
Change in non-risk and other payables	(87)	—	—	—	(87)
Medical claims and benefits payable, ending balance	$3,566	$796	$415	$27	$4,804

IBNP totaled $2,942 million as of March 31, 2026, and includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. Our estimates of medical claims and benefits payable recorded at December 31, 2025, and 2024 developed favorably by approximately $253 million and $186 million as of March 31, 2026, and 2025, respectively.
The favorable prior year development recognized in the three months ended March 31, 2026 was primarily attributable to reserving under moderately adverse conditions, lower than expected utilization of medical services by our members and improved operating performance, mainly in the Medicaid and Medicare segments. Consequently, the ultimate costs recognized in 2026, as claims payments were processed, were lower than our estimates in 2025.

Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 14

7. Debt
The following table summarizes our outstanding debt obligations:

	March 31, 2026	December 31, 2025

	(In millions)
Non-current long-term debt:
4.375% Notes due June 15, 2028	$800	$800
3.875% Notes due November 15, 2030	650	650
6.500% Notes due February 15, 2031	850	850
3.875% Notes due May 15, 2032	750	750
6.250% Notes due January 15, 2033	750	750
Deferred debt issuance costs	(33)	(34)
Total	$3,767	$3,766

Senior Notes
Each of these notes are senior unsecured obligations of the Parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. The senior note indentures contain customary non-financial covenants and change of control provisions. As of March 31, 2026, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As discussed below, no amounts were outstanding under the Credit Agreement as of March 31, 2026, so there is no risk of a cross-default under the senior notes.
Credit Agreement
We are party to a Credit Agreement (the “Credit Agreement”) which includes a revolving credit facility (“Credit Facility”) of $1.25 billion, a $15 million swingline sub-facility, a $100 million letter of credit sub-facility, as well as uncommitted capacity to incur incremental term loans to finance certain acquisitions up to $800 million. Borrowings under the Credit Agreement bear interest based, at our election, on a base rate or other defined rate, plus in each case, the applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Agreement, we are required to pay a quarterly commitment fee. The Credit Agreement has a term of five years, and all amounts outstanding will be due and payable on November 20, 2030.
The Credit Agreement contains customary non-financial and financial covenants, including maintenance of a minimum Interest Coverage Ratio threshold of 3.0 to 1.0, and a maximum Consolidated Total Debt to Capital Ratio of 60%, with a step-up to 65% for four fiscal quarters following a material acquisition or series of related acquisitions (i.e., $500 million or greater cash consideration). We executed an amendment to the Credit Agreement on February 4, 2026 that temporarily reduces the Interest Coverage Ratio threshold to (a) with respect to each fiscal quarter ending March 31, 2026 through and including December 31, 2026, 1.75:1.00, (b) with respect to fiscal quarter ending March 31, 2027, 2.00:1.00, (c) with respect to fiscal quarter ending June 30, 2027, 2.50:1.00 and (d) with respect to fiscal quarter ending September 30, 2027, 2.75:1.00. As of March 31, 2026, we were in compliance with all non-financial and financial covenants under the Credit Agreement.
As of March 31, 2026, no amount was outstanding under the Credit Agreement.

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
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 15

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

	Three Months Ended March 31, 2026
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$7,927	$1,517	$724	$4	$10,172
Service revenue	—	—	—	22	22
Revenue from external customers	7,927	1,517	724	26	10,194
Other operating revenues (1)					602
Total revenue					10,796
Operating Expenses:
Medical care costs	7,296	1,363	608	3	9,270
Cost of service revenue	—	—	—	21	21
Segment expenses	7,296	1,363	608	24	9,291
Other operating expenses (2)					1,422
Operating income					83
Less: interest expense					54
Income before income tax expense					$29
Segment Margin:
Medical margin	$631	$154	$116	$1	$902
Service margin	—	—	—	1	1
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 16

	Three Months Ended March 31, 2025
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$8,130	$1,468	$1,004	$26	$10,628
Service revenue	—	—	—	22	22
Revenue from external customers	8,130	1,468	1,004	48	10,650
Other operating revenues (1)					497
Total revenue					11,147
Operating Expenses:
Medical care costs	7,339	1,296	821	23	9,479
Cost of service revenue	—	—	—	19	19
Segment expenses	7,339	1,296	821	42	9,498
Other operating expenses (2)					1,216
Operating income					433
Less: interest expense					43
Income before income tax expense					$390
Segment Margin:
Medical margin	$791	$172	$183	$3	$1,149
Service margin	—	—	—	3	3
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
On October 3, 2025, a putative securities class action captioned Hindlemann v. Molina Healthcare, Inc., et al. was filed in the United States District Court for the Central District of California against the Company, its Chief Executive Officer, and Chief Financial Officer (the “Securities Action”). The Securities Action was brought on behalf of a putative class who allegedly acquired Company securities between February 5, 2025 and July 23, 2025 and asserts violations of federal securities laws relating to the Company’s disclosures including those involving earnings guidance. On January 30, 2026, the court issued an order appointing a lead plaintiff and lead plaintiff’s counsel. On March 31, 2026, the lead plaintiff filed a consolidated complaint, and expanded the purported class period from October 23, 2024 to February 6, 2026. On December 12, 2025, a shareholder derivative suit captioned Taylor v. Wolf, et al. was filed in the United States District Court for the Central District of California against the Company’s
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 17

directors and certain officers (“Derivative Action”). The Derivative Action asserts among other things claims for breach of fiduciary duty and violation of securities laws in connection with the same statements and events at issue in the Securities Action. The Company intends to vigorously contest each lawsuit, which will require legal expenses. At this time, the Company cannot predict the outcome or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in the Securities Action or the Derivative Action.

Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered under the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions, and all statements other than statements of historical fact contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “guidance,” “future,” “anticipates,” “believes,” “embedded,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, legislative and regulatory developments and their potential impact, business strategy, strategic transactions and commercial arrangements, market and offering changes, membership, medical cost and market trends and our objectives for future operations. Readers are cautioned not to place undue reliance on any forward-looking statements, as the future is inherently unpredictable. Thus, forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties.
Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our 2025 Annual Report on Form 10-K, including without limitation risks related to the following matters:
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
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 19

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
•the failure to comply with the financial or other covenants in the Credit Agreement (as defined below) or the indentures governing our outstanding senior notes;
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
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 20

inquiry into, or review of, all potentially available relevant information. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
This Form 10-Q and the following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the notes to those statements appearing elsewhere in this report, and the audited financial statements and Management’s Discussion and Analysis appearing in our 2025 Annual Report on Form 10-K.
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 21

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 5.0 million members as of March 31, 2026, located across 21 states.
FIRST QUARTER 2026 HIGHLIGHTS
We reported net income of $14 million, or $0.27 per diluted share, for the first quarter of 2026, which reflected the following:
•Membership of 5.0 million at March 31, 2026, which decreased 718,000, or 12%, compared with March 31, 2025, primarily due to general market contraction in Medicaid, the expiration of our Medicaid Virginia contract, and a decrease in Marketplace membership resulting from our product and pricing strategy;
•Premium revenue of $10.2 billion, which decreased 4% compared with the first quarter of 2025, reflects the impact of lower membership, partially offset by rate updates that went into effect during the quarter;
•Consolidated medical care ratio (“MCR”) of 91.1% compared with 89.2% for the first quarter of 2025, reflecting strong operating performance even as we continue to navigate a challenging medical cost environment;
•General and administrative expense (“G&A”) ratio of 7.2%, compared with 6.9% for the first quarter of 2025, due to timing of certain operating expenses; and
•Pre-tax margin of 0.3%, which was impacted by the $93 million impairment charge related to our planned exit of the MAPD product in 2027.
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 22

CONSOLIDATED FINANCIAL SUMMARY
The following table summarizes our consolidated results of operations and other financial information for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(In millions, except per-share amounts)
Premium revenue	$10,172	$10,628
Less: medical care costs	9,270	9,479
Medical margin	902	1,149
MCR (1)	91.1%	89.2%

Other revenues:
Premium tax revenue	504	388
Investment income	98	108
Other revenue	22	23

General and administrative expenses	779	774
G&A ratio (2)	7.2%	6.9%

Premium tax expenses	504	388
Depreciation and amortization	39	48
Impairment	93	—
Other	28	25
Operating income	83	433
Interest expense	54	43
Income before income tax expense	29	390
Income tax expense	15	92
Net income	$14	$298

Net income per share – Diluted	$0.27	$5.45

Diluted weighted average shares outstanding	51.0	54.8

Other Key Statistics
Ending Membership	5.0	5.8
Effective income tax rate	52.8%	23.7%
Pre-tax margin (3)	0.3%	3.5%
________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    Pre-tax margin represents income before income tax expense as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the first quarter of 2026 amounted to $14 million, or $0.27 per diluted share, compared with $298 million, or $5.45 per diluted share, in the first quarter of 2025. Operating income decreased to $83 million in the first quarter of 2026, compared with $433 million in the first quarter of 2025.
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 23

The change in operating income was mainly due to the impact of lower premium revenue, the increase in MCR, and the $93 million impairment charge related to our planned exit of the MAPD product in 2027.
PREMIUM REVENUE
Premium revenue decreased $456 million, or 4%, in the first quarter of 2026, when compared with the first quarter of 2025. The lower premium revenue reflects the impact of lower Medicaid membership due to general market contraction, the expiration of our Medicaid Virginia contract, and a decrease in Marketplace membership resulting from our product and pricing strategy, partially offset by rate updates that went into effect during the quarter. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
MEDICAL CARE RATIO
The consolidated MCR was 91.1% in the first quarter of 2026, and 89.2% in the first quarter of 2025. The increase reflects a higher MCR in all of our segments, reflecting strong operating performance even as we continue to navigate a challenging medical cost environment. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
The impact of prior year reserve development in the first quarter of 2026 was mostly absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 4.7% and 3.5% for the first quarter of 2026 and 2025, respectively. The current year ratio increase was mainly due to state mix changes in our Medicaid segment.
INVESTMENT INCOME
Investment income was $98 million in the first quarter of 2026, compared with $108 million in the first quarter of 2025, respectively. The decrease was mainly attributable to a decline in prevailing interest rates and investment yields.
OTHER REVENUE
Other revenue amounted to $22 million in the first quarter of 2026, compared with $23 million in the first quarter of 2025. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio was 7.2% in the first quarter of 2026, compared with 6.9% in the first quarter of 2025, due to timing of certain operating expenses, including costs to support our business growth.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $39 million in the first quarter of 2026, compared with $48 million in the first quarter of 2025. The decrease is due to certain intangibles becoming fully amortized.
IMPAIRMENT
In the first quarter of 2026, we recognized an impairment of $93 million on intangible assets due to our strategic shift to focus exclusively on dual-eligible members in Medicare and plan to exit MAPD for 2027.
OTHER OPERATING EXPENSES
Other operating expenses totaled $28 million in the first quarter of 2026 compared to $25 million in the first quarter of 2025. Other operating expenses primarily include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense totaled $54 million in the first quarter of 2026 and was $43 million in the first quarter of 2025. The increase is mainly attributable to the issuance of $850 million of notes in November 2025.
INCOME TAXES
Income tax expense amounted to $15 million in the first quarter of 2026, or 52.8% of pretax income, compared with income tax expense of $92 million, or 23.7% of pretax income in the first quarter of 2025. The difference in the
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 24

effective tax rate is due to the impact of nondeductible expenses and unfavorable discrete tax items as a percentage of lower pretax income in 2026, net of a decrease in state and local income taxes.

TRENDS AND UNCERTAINTIES
LEGISLATIVE AND REGULATORY DEVELOPMENTS
One Big Beautiful Bill Act (“OBBBA”)
The President signed the OBBBA into law in July 2025, which contains changes to the Medicaid and Marketplace programs. For Medicaid, the law requires states to establish work requirements, more frequent redeterminations, and cost sharing for the Expansion program over the period from 2027 to 2029, among other modifications. These changes are expected to reduce enrollment in state Medicaid programs, but the timing and magnitude of the reductions may vary by state depending on how quickly states implement the changes, as well as macroeconomic factors since some changes are subject to suspension in case of increases in local unemployment rates. We currently estimate the reduction in enrollment will be in the range of 15% to 20% by 2029 on 1.2 million members in our Medicaid Expansion population, and any acuity shifts should be modest and gradual. An estimated two-thirds of our Expansion members already work in some capacity. The law also reduces revenues that states can raise through provider taxes to finance their share of Medicaid spending and limits payments to Medicaid providers to 100 percent of the mandated Medicare rate for Expansion states and 110 percent of the Medicare rate for non-Expansion states. These changes are scheduled to begin in 2028, and we expect they may take 5 to 15 years to be fully implemented. Their impact is uncertain at this time and will depend on how states may adapt their future tax and Medicaid funding policies in response.
The law limits which legal aliens may be eligible for Marketplace PTCs and will require pre-enrollment eligibility verification for enrollees to receive PTCs. These changes are planned to be phased in over the period from 2026 to 2028 and are expected to reduce national Marketplace enrollment as well.
Marketplace Program Integrity and Affordability Rule
In June 2025, the Department of Health and Human Services (“HHS”) finalized the Marketplace Program Integrity and Affordability Rule. The rule, among other changes, shortens the OEP starting in 2027, eliminated the special enrollment period (“SEP”) for people with incomes at or below 150% federal poverty level, and tightened eligibility verification requirements for all enrollees. Certain provisions of the Marketplace Program Integrity and Affordability Rule have been subject to legal challenges and stayed pending a final ruling. The Notice of Benefit and Payment Parameters (“NBPP”) Proposed Rule for the 2027 plan year reintroduces updated versions of certain of the stayed provisions, which could significantly impact the Marketplace if these provisions are adopted. The outcome of the legal challenges and the long term impacts of the Marketplace Program Integrity and Affordability Rule and the NBPP Proposed Rule are uncertain.
OTHER RECENT DEVELOPMENTS
RFPs and Acquisitions
Idaho Procurement—Medicaid and Medicare. Our new contract commenced on January 1, 2026.
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
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 25

replace the state’s Medicare-Medicaid Alignment Initiative demonstration program. The new contract commenced on January 1, 2026. The contract is expected to have an initial term of four years, with the option to extend the contract from the initial term so long as the total contract term does not exceed ten years.
Business Trends
MMP Transition—Medicare. On January 1, 2026, we successfully completed the transition of Medicare-Medicaid Plan (“MMP”) members in five states (Illinois, Michigan, Ohio, South Carolina, and Texas) to new integrated dual eligible special needs plans, which totaled $1.9 billion in total premium revenue in 2025. Our duals business will be the long-term strategic focus for our Medicare segment. As previously mentioned, we will exit the MAPD product in 2027.
Medicaid. We now expect our Medicaid enrollment to decrease in 2026, to a total of 4.5 million members by the end of the year, due to general market contraction. We previously estimated our enrollment to be flat compare to 2025. The associated revenue loss from the additional member attrition is expected to be offset by higher revenue in Marketplace, as discussed below.
Marketplace. In 2026, we are participating in the Marketplace in all our markets except Arizona, Iowa, Massachusetts, Nebraska, and New York. We now expect our Marketplace enrollment to decrease to approximately 250,000 members by the end of the year, in line with our product and pricing strategy towards restoring our target margins. The year-end membership projection is higher than the 220,000 we previously estimated, and would represent a slightly lower Marketplace premium revenue decrease in 2026 than the 50% we previously estimated.
Medicare. We continue to expect our Medicare enrollment to decrease by approximately 12% in 2026, to a total of 230,000 members by the end of the year, including 80,000 MAPD members, due to strategic positioning. In 2026, we are participating in Medicare in all our markets except Florida.

REPORTABLE SEGMENTS
As of March 31, 2026, we served approximately 5.0 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 26

SEGMENT FINANCIAL PERFORMANCE
The following table summarizes our membership by segment as of the dates indicated:

	March 31,	December 31,	March 31,
	2026	2025	2025
Medicaid	4,498,000	4,568,000	4,812,000
Medicare	229,000	262,000	260,000
Marketplace	305,000	655,000	662,000
Other	2,000	6,000	18,000
Total	5,034,000	5,491,000	5,752,000

The following table summarizes premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2026			2025
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$7,927	$631	92.0%	$8,130	$791	90.3%
Medicare	1,517	154	89.8	1,468	172	88.3
Marketplace	724	116	84.0	1,004	183	81.7
Other	4	1	88.4	26	3	87.7
Total	$10,172	$902	91.1%	$10,628	$1,149	89.2%

Medicaid
Medicaid premium revenue decreased $203 million, or 2%, in the first quarter of 2026, when compared with the first quarter of 2025. The decrease mainly reflects the impact of lower Medicaid membership due to general market contraction and the expiration of our Medicaid Virginia contract effective June 30, 2025, partially offset by rate updates that went into effect during the first quarter.
The medical margin in our Medicaid program decreased $160 million, or 20%, in the first quarter of 2026 when compared with the first quarter of 2025. The change was driven by the decreased premium revenues discussed above and the increase in the MCR, as described below.
The Medicaid MCR increased to 92.0% in the first quarter of 2026, from 90.3% in the first quarter of 2025, or 170 basis points, which reflects continued high levels of utilization, partially offset by rate updates that went into effect during the first quarter of 2026. The medical cost trend was modestly favorable to our expectations.
Medicare
Medicare premium revenue increased $49 million, or 3%, in the first quarter of 2026 when compared to the first quarter of 2025. The increase primarily reflects changes in product mix, as we transitioned MMP members into integrated duals products, and membership growth associated with the ConnectiCare acquisition that closed on February 1, 2025, partially offset by the impact of further reductions in our MAPD footprint due to our pricing strategy aimed at improving margins.
The Medicare medical margin decreased $18 million in the first quarter of 2026, when compared with the first quarter of 2025, mainly due to the increase in MCR discussed below, partially offset by the year-over-year increase in premium revenues discussed above.
The Medicare MCR of 89.8% in the first quarter of 2026 was 150 basis points higher than the first quarter of 2025. The increase was mainly attributable to the transition of MMP members into integrated duals products discussed above, partially offset by product pricing and benefit adjustments implemented for 2026. The MCR is in line with our expectations.
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 27

Marketplace
Marketplace premium revenue in the first quarter of 2026 decreased $280 million, compared with the first quarter of 2025, due to an expected decrease in membership in line with our product and pricing strategy towards restoring our target margins. Our Marketplace membership as of March 31, 2026 amounted to 305,000 members, representing a decrease of 357,000 members compared to March 31, 2025.
The Marketplace medical margin decreased $67 million in the first quarter of 2026, when compared with the first quarter of 2025, primarily due to the decline in premium revenue discussed above and the MCR changes discussed below.
The Marketplace MCR increased to 84.0% in the first quarter of 2026, from 81.7% in the first quarter of 2025. The MCR increase mainly reflects the impact of changes in estimate for prior year risk adjustment and continued CMS program integrity initiatives.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, the commercial portion of the business acquired in connection with the ConnectiCare transaction that closed effective February 1, 2025, and certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations in the first quarters of 2026 and 2025, respectively.

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
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries that we believe are appropriate. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the three months ended March 31, 2026, the parent company received $35 million in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. In the three months ended March 31, 2026, the parent company contributed capital in the aggregate amount of $15 million to our regulated health plan subsidiary in New Mexico to satisfy statutory capital and surplus requirements. Our parent company normally meets its liquidity requirements from administrative services fees earned under administrative services agreements; dividends received from our regulated subsidiaries; federal tax payments collected from the regulated subsidiaries; proceeds received from the issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 28

Cash, cash equivalents and investments at the parent company amounted to approximately $213 million and $223 million as of March 31, 2026, and December 31, 2025, respectively. The change for the three months ended March 31, 2026 was primarily due to timing of certain corporate payments, partially offset by the impact of dividends received from, and contributions made to, our regulated health plan subsidiaries.
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
Cash Flow Activities
Our cash flows are summarized as follows:

	Three Months Ended March 31,
	2026	2025	Change

	(In millions)
Net cash provided by operating activities	$1,082	$190	$892
Net cash provided by (used in) investing activities	11	(123)	134
Net cash (used in) provided by financing activities	(20)	147	(167)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$1,073	$214	$859

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
Net cash provided by operations for the three months ended March 31, 2026 was $1,082 million, compared with $190 million in the three months ended March 31, 2025. The change in cash flow mainly results from timing differences in settlement of government agency receivables and payables, including Medicaid minimum MLR and medical cost corridors, Marketplace risk adjustment and other Amounts Due to Government Agencies, partially offset by the impact of lower net income in the three months ended March 31, 2026.
Investing Activities
Net cash provided by investing activities was $11 million in the three months ended March 31, 2026, compared with $123 million used in the three months ended March 31, 2025, an increase in cash flow of $134 million. This change in cash flow reflects the net impact of proceeds and purchases of investments, which amounted to net proceeds of $46 million in the three months ended March 31, 2026 and $142 million in the three months ended March 31, 2025. Net cash paid in business combinations amounted to $245 million in the three months ended March 31, 2025, related to the ConnectiCare acquisition.
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 29

Financing Activities
Net cash used in financing activities was $20 million in the three months ended March 31, 2026, compared with $147 million provided in the three months ended March 31, 2025, a decrease in cash flow of $167 million. In the three months ended March 31, 2025, financing activity included common stock purchases of $500 million and $650 million in combined borrowings under our prior credit facility. In addition, in the three months ended March 31, 2026 and 2025, financing cash outflows included $14 million and $36 million, respectively, for common stock withheld to settle employee tax obligations.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
Our working capital on a consolidated basis was $5.1 billion at both March 31, 2026 and December 31, 2025. At March 31, 2026, our cash and investments amounted to $9.6 billion, compared with $8.6 billion at December 31, 2025. A significant portion of our portfolio is held in cash and cash equivalents, and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale amounted to $9 million at March 31, 2026 compared to net unrealized gains of $20 million at December 31, 2025. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
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
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $3.1 billion at both March 31, 2026 and December 31, 2025. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of March 31, 2026, was approximately $210 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of March 31, 2026, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed, to provide additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements, including new state contract wins and growth in existing states.
Debt Ratings
In April 2026, Standard & Poor’s (“S&P”) lowered the rating of our senior notes to “BB-” from “BB”. Our senior notes are currently rated “Ba2” by Moody’s Investor Service, Inc. The S&P downgrade could adversely affect our borrowing capacity and increase our borrowing costs.
Financial Covenants
Our Credit Agreement contains customary non-financial and financial covenants, including a minimum Interest Coverage Ratio and a maximum Consolidated Total Debt to Capital Ratio. Such ratios are computed as defined by the terms of the Credit Agreement.
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 30

applicable indenture. As of March 31, 2026, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
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
Credit Agreement Borrowing Capacity. We are party to a credit agreement (the “Credit Agreement”), which provides for a revolving credit facility (“Credit Facility”) of $1.25 billion, with a lending commitment termination date of November 20, 2030. The Credit Agreement also provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $800 million. As of March 31, 2026, we had available borrowing capacity of $1.25 billion under the Credit Facility. See further discussion in the Notes to Consolidated Financial Statements, Note 7, “Debt.”
Future Uses
Common Stock Purchases. In April 2025, our board of directors authorized the purchase of up to an additional $1 billion of our common stock. This new program extends through December 31, 2026.The exact timing and amount of any share repurchases shall be determined by management, in consultation with the Finance Committee of the Board, based on market conditions and share price, in addition to other factors, and repurchases generally will be made in accordance with the volume, price, and timing parameters under Rule 10b-18 of the Securities Exchange Act. As of April 17, 2026, $500 million remained available to purchase our common stock under this program through December 31, 2026.
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

CONTRACTUAL OBLIGATIONS
A summary of future obligations under our various contractual obligations and commitments as of December 31, 2025 was disclosed in our 2025 Annual Report on Form 10-K.
There were no significant changes to our contractual obligations and commitments not otherwise disclosed or outside the ordinary course of business during the three months ended March 31, 2026.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates, and some differences could be material. Our most significant accounting estimates, which include a higher degree of judgment and/or complexity, include the following:
•Medical costs, claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the three months ended March 31, 2026 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 31

•Premium Revenue Recognition and Amounts Due Government Agencies: Risk Adjustment. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Business Combinations, and Goodwill and intangible assets, net. In the three months ended March 31, 2026, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2026, the fair value of our fixed income investments would decrease by approximately $117 million. Declines in interest rates over time will reduce our investment income.
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

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 9, “Commitments and Contingencies.”

RISK FACTORS
Certain risks may have a material adverse effect on our business, financial condition, cash flows, results of operations, or stock price, and you should carefully consider them before making an investment decision with respect to our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the caption “Risk Factors,” in our 2025 Annual Report on Form 10-K.

Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 32

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the first quarter of 2026, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	1,000	$173.54	—	$500,000,000
February 1 - February 28	—	$—	—	$500,000,000
March 1 - March 31	88,000	$154.05	—	$500,000,000
Total	89,000	$154.18	—

_______________________
(1)During the first quarter of 2026, we withheld approximately 89,000 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan and 2025 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to our 2025 Annual Report on Form 10-K, Note 13, “Stockholders' Equity.”

OTHER INFORMATION
(a)    None.
(b)    None.
(c)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended March 31, 2026.

Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 33

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
10.1	First Amendment to Credit Agreement, dated as of February 4, 2026, by and among Molina Healthcare, Inc., as the Borrower, Truist Bank, As Administrative Agent, and the Lenders party thereto	Filed as Exhibit 10.1 to registrant’s Form 8-K filed February 6, 2026
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith.

Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	April 23, 2026	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 23, 2026	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. March 31, 2026 Form 10-Q | 35