Form 10-Q
period 2026-06-30
MOLINA HEALTHCARE, INC.
filed 2026-07-23
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 17, 2026, was approximately 52.2 million.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I—FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$10,244	$10,868	$20,416	$21,496
Premium tax revenue	505	431	1,009	819
Investment income	101	106	199	214
Other revenue	24	22	46	45
Total revenue	10,874	11,427	21,670	22,574
Operating expenses:
Medical care costs	9,440	9,829	18,710	19,308
General and administrative expenses	724	711	1,503	1,485
Premium tax expenses	505	431	1,009	819
Depreciation and amortization	40	58	79	106
Impairment	—	—	93	—
Other	20	25	48	50
Total operating expenses	10,729	11,054	21,442	21,768
Operating income	145	373	228	806
Interest expense	54	48	108	91
Income before income tax expense	91	325	120	715
Income tax expense	31	70	46	162
Net income	$60	$255	$74	$553

Net income per share - Basic	$1.19	$4.75	$1.46	$10.23
Net income per share - Diluted	$1.19	$4.75	$1.46	$10.19

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions) (Unaudited)
Net income	$60	$255	$74	$553
Other comprehensive (loss) gain:
Unrealized investment (loss) gain	(12)	23	(41)	62
Less: effect of income taxes	(3)	5	(10)	15
Other comprehensive (loss) gain, net of tax	(9)	18	(31)	47
Comprehensive income	$51	$273	$43	$600

See accompanying notes.
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,985	$4,248
Investments	3,930	4,008
Receivables	3,485	3,533
Prepaid expenses and other current assets	528	655
Total current assets	12,928	12,444
Property, equipment, and capitalized software, net	311	301
Goodwill, and intangible assets, net	2,082	2,195
Restricted investments	313	299
Deferred income taxes, net	229	178
Other assets	140	147
Total assets	$16,003	$15,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,841	$4,887
Amounts due government agencies	1,651	1,326
Accounts payable, accrued liabilities and other	1,139	1,093
Deferred revenue	69	66
Total current liabilities	7,700	7,372
Long-term debt	3,769	3,766
Finance lease liabilities	184	184
Other long-term liabilities	179	173
Total liabilities	11,832	11,495
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 52 million shares at June 30, 2026 and 51 million at December 31, 2025	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	511	452
Accumulated other comprehensive (loss) income	(16)	15
Retained earnings	3,676	3,602
Total stockholders’ equity	4,171	4,069
Total liabilities and stockholders’ equity	$16,003	$15,564

See accompanying notes.
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2025	51	$—	$452	$15	$3,602	$4,069
Net income	—	—	—	—	14	14
Other comprehensive loss, net	—	—	—	(22)	—	(22)
Share-based compensation	1	—	19	—	—	19
Balance at March 31, 2026	52	—	471	(7)	3,616	4,080
Net income	—	—	—	—	60	60
Other comprehensive loss, net	—	—	—	(9)	—	(9)
Share-based compensation	—	—	40	—	—	40
Balance at June 30, 2026	52	$—	$511	$(16)	$3,676	$4,171

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2024	56	$—	$462	$(57)	$4,091	$4,496
Net income	—	—	—	—	298	298
Common stock purchases	(2)	—	(15)	—	(485)	(500)
Stock purchase excise tax	—	—	(5)	—	—	(5)
Other comprehensive income, net	—	—	—	29	—	29
Share-based compensation	—	—	(8)	—	—	(8)
Balance at March 31, 2025	54	—	434	(28)	3,904	4,310
Net income	—	—	—	—	255	255
Other comprehensive income, net	—	—	—	18	—	18
Share-based compensation	—	—	20	—	—	20
Balance at June 30, 2025	54	$—	$454	$(10)	$4,159	$4,603

See accompanying notes.
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025

	(In millions) (Unaudited)
Operating activities:
Net income	$74	$553
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	79	106
Deferred income taxes	(41)	22
Share-based compensation	59	30
Impairment	93	—
Other, net	(2)	—
Changes in operating assets and liabilities:
Receivables	48	(466)
Prepaid expenses and other current assets	9	10
Medical claims and benefits payable	(46)	(50)
Amounts due government agencies	325	(81)
Accounts payable, accrued liabilities and other	66	(301)
Deferred revenue	3	(59)
Income taxes	121	124
Net cash provided by (used in) operating activities	788	(112)
Investing activities:
Purchases of investments	(626)	(421)
Proceeds from sales and maturities of investments	672	717
Net cash paid in business combinations	—	(245)
Purchases of property, equipment and capitalized software	(57)	(64)
Other, net	(8)	18
Net cash (used in) provided by investing activities	(19)	5
Financing activities:
Proceeds from borrowings under credit facility and term loans	—	650
Common stock purchases	—	(500)
Repayment of credit facility and term loans	—	(200)
Common stock withheld to settle employee tax obligations	(14)	(36)
Other, net	(10)	44
Net cash used in financing activities	(24)	(42)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	745	(149)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,348	4,741
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$5,093	$4,592

Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2026

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
As of June 30, 2026, we served approximately 4.9 million members eligible for government-sponsored healthcare programs, located across 21 states.
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
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results for the entire year ending December 31, 2026.
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
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 7

	June 30,
	2026	2025

	(In millions)
Cash and cash equivalents	$4,985	$4,499
Restricted cash and cash equivalents	108	93
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$5,093	$4,592

Receivables
Receivables consist primarily of premium amounts due from government agencies, which are subject to potential retroactive adjustments, as well as pharmacy rebates and other receivables. Government receivables amounted to $2,442 million and $2,365 million at June 30, 2026 and December 31, 2025, respectively. We apply the current expected credit loss model to measure expected credit losses on our receivables based on available information about past events and reasonable and supportable forecasts. Because substantially all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.
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
Minimum MLR, Medical Cost Corridors and Profit Sharing. A portion of our Medicaid premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. We recorded aggregate liabilities under the terms of such contract provisions of $548 million and $457 million at June 30, 2026 and December 31, 2025, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. Our dual-eligible plans may also be subject to state-specific Minimum MLRs, medical cost corridors, and profit-sharing provisions. We recognize estimated rebates as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $44 million and $28 million at June 30, 2026 and December 31, 2025, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The ACA established a Minimum MLR of 80% for the Marketplace. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program discussed below is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $14 million and $12 million at June 30, 2026 and December 31, 2025, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our members (as measured by member risk score). We estimate our members’ risk scores and the related
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 8

amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. We also estimate amounts owed to CMS for Part D settlements. We recorded a liability under the terms of such contract provisions of $78 million and $66 million at June 30, 2026 and December 31, 2025, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Our Marketplace premiums are also subject to increases based on the health status of members. Our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of June 30, 2026, Marketplace risk adjustment payables amounted to $693 million and related receivables amounted to $128 million, for a net payable of $565 million. As of December 31, 2025, Marketplace risk adjustment payables amounted to $517 million and related receivables amounted to $106 million, for a net payable of $411 million.
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
Impairment
In February 2026, we determined that the MAPD product does not align with our strategic shift to focus exclusively on dual-eligible members in Medicare and we intend to exit this product for 2027. The projected cash flows of the MAPD product will not exceed the carrying amount of the related intangible assets. As such, we impaired the remaining intangible assets during the six months ended June 30, 2026, which amounted to $93 million. The following major classes of intangibles were impaired in the amounts listed: contract rights and licenses with a remaining balance of $62 million, provider networks with a remaining balance of $4 million, and trade name with a remaining balance of $27 million.
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
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 9

Commission (“SEC”) did not have, nor does management expect such pronouncements to have, a significant impact on our present or future consolidated financial statements.

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions, except net income per share)
Numerator:
Net income	$60	$255	$74	$553
Denominator:
Shares outstanding at the beginning of the period	51.1	53.6	50.9	55.0
Weighted-average number of shares issued:
Stock-based compensation	—	—	0.1	0.2
Stock purchases	—	—	—	(1.1)
Denominator for basic net income per share	51.1	53.6	51.0	54.1
Effect of dilutive securities: (1)
Stock-based compensation	0.2	0.1	0.2	0.2
Denominator for diluted net income per share	51.3	53.7	51.2	54.3

Net income per share - Basic (2)	$1.19	$4.75	$1.46	$10.23
Net income per share - Diluted (2)	$1.19	$4.75	$1.46	$10.19

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive. For the three and six months ended June 30, 2026, 318,000 and 341,000 shares, respectively, were excluded from diluted shares outstanding. For the three months ended June 30, 2025, 133,000 shares were excluded from diluted shares outstanding. For the six months ended June 30, 2025 there were no shares excluded from diluted shares outstanding.
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
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 10

Our financial instruments measured at fair value on a recurring basis at June 30, 2026, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,408	$—	$2,408	$—
Mortgage-backed securities	975	—	975	—
Asset-backed securities	354	—	354	—
Municipal securities	150	—	150	—
Other	43	—	43	—
Total assets	$3,930	$—	$3,930	$—
Our financial instruments measured at fair value on a recurring basis at December 31, 2025, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,465	$—	$2,465	$—
Mortgage-backed securities	953	—	953	—
Asset-backed securities	364	—	364	—
Municipal securities	159	—	159	—
U.S. Treasury notes	20	—	20	—
Other	47	—	47	—
Total assets	$4,008	$—	$4,008	$—

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$797	$787	$797	$786
3.875% Notes due 2030	646	606	646	603
6.500% Notes due 2031	839	865	838	873
3.875% Notes due 2032	745	677	744	682
6.250% Notes due 2033	742	751	741	764
Total	$3,769	$3,686	$3,766	$3,708

Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 11

5. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	June 30, 2026
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,406	$13	$11	$2,408
Mortgage-backed securities	995	5	25	975
Asset-backed securities	356	1	3	354
Municipal securities	150	1	1	150
Other	44	—	1	43
Total	$3,951	$20	$41	$3,930

	December 31, 2025
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,437	$35	$7	$2,465
Mortgage-backed securities	963	11	21	953
Asset-backed securities	363	3	2	364
Municipal securities	158	2	1	159
U.S. Treasury notes	20	—	—	20
Other	47	1	1	47
Total	$3,988	$52	$32	$4,008

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of our current investments as of June 30, 2026 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$426	$425
Due after one year through five years	1,639	1,641
Due after five years through ten years	735	733
Due after ten years	1,151	1,131
Total	$3,951	$3,930

In the six months ended June 30, 2026, and 2025, maturities and redemptions of available-for-sale securities amounted to $646 million and $654 million, respectively, and sales amounted to $26 million and $63 million, respectively. Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses were insignificant for the six months ended June 30, 2026 and 2025.
We have determined that unrealized losses at June 30, 2026, and December 31, 2025, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Further, as of June 30, 2026, we do not intend to sell, and it is not likely that we will be required to sell these investments prior to the recovery of their amortized cost basis. Therefore, we determined that an allowance for credit losses was not necessary.
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 12

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of June 30, 2026:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$900	$7	578	$233	$4	133
Mortgage-backed securities	313	3	198	247	22	180
Asset-backed securities	138	1	74	61	2	29
Municipal securities	—	—	—	38	1	40
Other	—	—	—	13	1	16
Total	$1,351	$11	850	$592	$30	398
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
We have the intent and ability to hold these restricted investments until maturity and, as a result, we expect to collect the contractual cash flows associated with these investments and do not recognize interim fluctuations in fair value. Accordingly, our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $313 million at June 30, 2026, of which $216 million will mature in one year or less, $93 million will mature in one through five years, and $4 million will mature after five years.

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
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 13

	Six Months Ended June 30, 2026
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,638	$688	$547	$14	$4,887
Components of medical care costs related to:
Current year	14,916	2,875	1,198	6	18,995
Prior years	(156)	(93)	(31)	(5)	(285)
Total medical care costs	14,760	2,782	1,167	1	18,710
Payments for medical care costs related to:
Current year	11,860	2,279	920	3	15,062
Prior years	2,888	559	463	8	3,918
Total paid	14,748	2,838	1,383	11	18,980
Change in non-risk and other payables	224	—	—	—	224
Medical claims and benefits payable, ending balance	$3,874	$632	$331	$4	$4,841

	Six Months Ended June 30, 2025
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,667	$722	$251	$—	$4,640
Components of medical care costs related to:
Current year	14,833	2,813	1,815	48	19,509
Prior years	(162)	(70)	31	—	(201)
Total medical care costs	14,671	2,743	1,846	48	19,308
Payments for medical care costs related to:
Current year	11,981	2,203	1,465	51	15,700
Prior years	2,978	641	284	15	3,918
Total paid	14,959	2,844	1,749	66	19,618
Acquired balances, net of post-acquisition adjustments	—	128	125	42	295
Change in non-risk and other payables	260	—	—	—	260
Medical claims and benefits payable, ending balance	$3,639	$749	$473	$24	$4,885

IBNP totaled $2,936 million as of June 30, 2026, and includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. Our estimates of medical claims and benefits payable recorded at December 31, 2025, and 2024 developed favorably by approximately $285 million and $201 million as of June 30, 2026, and 2025, respectively.
The favorable prior year development recognized in the six months ended June 30, 2026 was primarily attributable to reserving under moderately adverse conditions, lower than expected utilization of medical services by our members and improved operating performance, mainly in the Medicaid and Medicare segments. Consequently, the ultimate costs recognized in 2026, as claims payments were processed, were lower than our estimates in 2025.

Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 14

7. Debt
The following table summarizes our outstanding debt obligations:

	June 30, 2026	December 31, 2025

	(In millions)
Non-current long-term debt:
4.375% Notes due June 15, 2028	$800	$800
3.875% Notes due November 15, 2030	650	650
6.500% Notes due February 15, 2031	850	850
3.875% Notes due May 15, 2032	750	750
6.250% Notes due January 15, 2033	750	750
Deferred debt issuance costs	(31)	(34)
Total	$3,769	$3,766

Senior Notes
Each of these notes are senior unsecured obligations of the Parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. The senior note indentures contain customary non-financial covenants and change of control provisions. As of June 30, 2026, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As discussed below, no amounts were outstanding under the Credit Agreement as of June 30, 2026, so there is no risk of a cross-default under the senior notes.
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
The Credit Agreement contains customary non-financial and financial covenants, including maintenance of a minimum Interest Coverage Ratio threshold of 3.0 to 1.0, and a maximum Consolidated Total Debt to Capital Ratio of 60%, with a step-up to 65% for four fiscal quarters following a material acquisition or series of related acquisitions (i.e., $500 million or greater cash consideration). We executed an amendment to the Credit Agreement on February 4, 2026 that temporarily reduces the Interest Coverage Ratio threshold to (a) with respect to each fiscal quarter ending March 31, 2026 through and including December 31, 2026, 1.75:1.00, (b) with respect to fiscal quarter ending March 31, 2027, 2.00:1.00, (c) with respect to fiscal quarter ending June 30, 2027, 2.50:1.00 and (d) with respect to fiscal quarter ending September 30, 2027, 2.75:1.00. As of June 30, 2026, we were in compliance with all non-financial and financial covenants under the Credit Agreement.
As of June 30, 2026, no amount was outstanding under the Credit Agreement.

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
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 15

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

	Three Months Ended June 30, 2026
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$8,049	$1,565	$628	$2	$10,244
Service revenue	—	—	—	24	24
Revenue from external customers	8,049	1,565	628	26	10,268
Other operating revenues (1)					606
Total revenue					10,874
Operating Expenses:
Medical care costs	7,464	1,419	559	(2)	9,440
Cost of service revenue	—	—	—	22	22
Segment expenses	7,464	1,419	559	20	9,462
Other operating expenses (2)					1,267
Operating income					145
Less: interest expense					54
Income before income tax expense					$91
Segment Margin:
Medical margin	$585	$146	$69	$4	$804
Service margin	—	—	—	2	2
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 16

	Three Months Ended June 30, 2025
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$8,029	$1,608	$1,200	$31	$10,868
Service revenue	—	—	—	22	22
Revenue from external customers	8,029	1,608	1,200	53	10,890
Other operating revenues (1)					537
Total revenue					11,427
Operating Expenses:
Medical care costs	7,332	1,447	1,025	25	9,829
Cost of service revenue	—	—	—	19	19
Segment expenses	7,332	1,447	1,025	44	9,848
Other operating expenses (2)					1,206
Operating income					373
Less: interest expense					48
Income before income tax expense					$325
Segment Margin:
Medical margin	$697	$161	$175	$6	$1,039
Service margin	—	—	—	3	3

	Six Months Ended June 30, 2026
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$15,976	$3,082	$1,352	$6	$20,416
Service revenue	—	—	—	46	46
Revenue from external customers	15,976	3,082	1,352	52	20,462
Other operating revenues (1)					1,208
Total revenue					21,670
Operating Expenses:
Medical care costs	14,760	2,782	1,167	1	18,710
Cost of service revenue	—	—	—	43	43
Segment expenses	14,760	2,782	1,167	44	18,753
Other operating expenses (2)					2,689
Operating income					228
Less: interest expense					108
Income before income tax expense					$120
Segment Margin:
Medical margin	$1,216	$300	$185	$5	$1,706
Service margin	—	—	—	3	3
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 17

	Six Months Ended June 30, 2025
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$16,159	$3,076	$2,204	$57	$21,496
Service revenue	—	—	—	44	44
Revenue from external customers	16,159	3,076	2,204	101	21,540
Other operating revenues (1)					1,034
Total revenue					22,574
Operating Expenses:
Medical care costs	14,671	2,743	1,846	48	19,308
Cost of service revenue	—	—	—	38	38
Segment expenses	14,671	2,743	1,846	86	19,346
Other operating expenses (2)					2,422
Operating income					806
Less: interest expense					91
Income before income tax expense					$715
Segment Margin:
Medical margin	$1,488	$333	$358	$9	$2,188
Service margin	—	—	—	6	6
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
On October 3, 2025, a securities class action, captioned Hindlemann v. Molina Healthcare, Inc., et al., was filed in the United States District Court for the Central District of California (the “Securities Action”). The Securities Action was brought on behalf of a putative class who acquired Company securities between February 5, 2025 and July 23, 2025. On March 31, 2026, the lead plaintiff filed a consolidated complaint, and expanded the purported class period from October 23, 2024 to February 6, 2026. The Securities Action asserts violations of federal securities laws relating to the Company’s disclosures, including those involving earnings guidance. On June 5, 2026, the Company filed a motion to dismiss the consolidated complaint. The hearing on that motion is scheduled for September 2, 2026. On December 12, 2025, a shareholder derivative suit, captioned Taylor v. Wolf, et al., was filed in the United States District Court for the Central District of California against the Company’s directors and certain officers
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 18

(“Derivative Action”). The Derivative Action asserts claims for breach of fiduciary duty and violation of securities laws in connection with the same statements and events at issue in the Securities Action. On June 2, 2026, the Court stayed the Derivative Action pending resolution of the Securities Action. The Company intends to vigorously contest both matters, and cannot predict the outcome or provide a reasonable estimate of possible liability, if any.

Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements. We intend such forward-looking statements to be covered under the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Securities Exchange Act. Many of the forward-looking statements are located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions, and all statements other than statements of historical fact contained in this Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “guidance,” “future,” “anticipates,” “assumes,” “believes,” “embedded,” “estimates,” “expects,” “growth,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, legislative and regulatory developments and their potential impact, business strategy, strategic transactions and commercial arrangements, market and offering changes, membership, medical cost and market trends and our objectives for future operations. Readers are cautioned not to place undue reliance on any forward-looking statements, as the future is inherently unpredictable. Thus, forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties.
Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our 2025 Annual Report on Form 10-K, including without limitation risks related to the following matters:
•Medicaid, Medicare, or Marketplace capitation rates that are insufficient to fully cover our medical care costs and/or the rates of utilization and the health acuity status of our members, including without limitation inpatient and outpatient costs, pharmacy costs, and behavioral health care costs, and insufficient rate increases that do not keep pace with or catch up to the medical care cost trend;
•federal or state legislative or regulatory changes, including changes effected by, or negative public perceptions of the Medicaid program created by, the One Big Beautiful Bill Act, or changes effected through Executive Orders or HHS/CMS administrative agency rulemaking with regard to the Medicaid, Medicare, or Marketplace programs, including potential reductions in Medicaid funding, political pressures directed at the health insurance industry regarding managed care and prior authorization practices, advocacy for and potential implementation of aspects of the so-called Great Healthcare Plan, changes to the federal matching percentage paid to states, the implementation of Medicaid work requirements, block grants or per capita caps, the reduction or elimination of provider taxes, uncertainty regarding the status or effect of Marketplace subsidies, the implementation of new program integrity rules, insufficient Medicare Advantage rate adjustments, new rules pertaining to Medicare Risk Adjustment Data Validation, or amendments of the Affordable Care Act (“ACA”);
•budget pressures on state governments, CMS’ withholding of FMAP payments to states based on allegations of fraud, and states’ efforts to reduce rates and limit rate increases to avoid budget deficits;
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
•the success of the scaling up of our operations in new states in connection with request for proposal wins, including our new Florida Kids program contract and operations, and the satisfaction of all readiness review requirements under the new Medicaid contracts;
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
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 20

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
•fraud, waste and abuse matters, including the recent expressions of a federal crackdown on Medicaid fraud in certain of the states in which we operate, government audits, reviews, investigations, or comment letters, and any fine, sanction, enrollment freeze, debarment, corrective action plan, monitoring program, or premium recovery that may result therefrom;
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
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 21

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
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 22

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 4.9 million members as of June 30, 2026, located across 21 states.
SECOND QUARTER 2026 HIGHLIGHTS
We reported net income of $60 million, or $1.19 per diluted share, for the second quarter of 2026, which reflected the following:
•Membership of 4.9 million at June 30, 2026, which decreased 820,000, or 14%, compared with June 30, 2025, primarily due to general market contraction in Medicaid, the expiration of our Medicaid Virginia contract, and a decrease in Marketplace membership resulting from our product and pricing strategy;
•Premium revenue of $10.2 billion, which decreased 6% compared with the second quarter of 2025, mainly reflects the impact of lower membership, partially offset by rate updates;
•Consolidated medical care ratio (“MCR”) of 92.2% compared with 90.4% for the second quarter of 2025, as we continue to navigate a challenging medical cost environment;
•General and administrative expense (“G&A”) ratio of 6.7%, compared with 6.2% for the second quarter of 2025, reflecting the impact of lower premium revenues and continued operating discipline; and
•Pre-tax margin of 0.8%.
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 23

CONSOLIDATED FINANCIAL SUMMARY
The following table summarizes our consolidated results of operations and other financial information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions, except per-share amounts)
Premium revenue	$10,244	$10,868	$20,416	$21,496
Less: medical care costs	9,440	9,829	18,710	19,308
Medical margin	804	1,039	1,706	2,188
MCR (1)	92.2%	90.4%	91.6%	89.8%

Other revenues:
Premium tax revenue	505	431	1,009	819
Investment income	101	106	199	214
Other revenue	24	22	46	45

General and administrative expenses	724	711	1,503	1,485
G&A ratio (2)	6.7%	6.2%	6.9%	6.6%

Premium tax expenses	505	431	1,009	819
Depreciation and amortization	40	58	79	106
Impairment	—	—	93	—
Other	20	25	48	50
Operating income	145	373	228	806
Interest expense	54	48	108	91
Income before income tax expense	91	325	120	715
Income tax expense	31	70	46	162
Net income	$60	$255	$74	$553

Net income per share – Diluted	$1.19	$4.75	$1.46	$10.19

Diluted weighted average shares outstanding	51.3	53.7	51.2	54.3

Other Key Statistics
Ending Membership	4.9	5.7	4.9	5.7
Effective income tax rate	33.5%	21.5%	38.1%	22.7%
Pre-tax margin (3)	0.8%	2.8%	0.6%	3.2%
________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    Pre-tax margin represents income before income tax expense as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the second quarter of 2026 amounted to $60 million, or $1.19 per diluted share, compared with $255 million, or $4.75 per diluted share, in the second quarter of 2025. Net income in the six months ended June 30, 2026 amounted to $74 million, or $1.46 per diluted share, compared with $553 million, or $10.19 per diluted share, in the six months ended June 30, 2025.
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 24

Operating income decreased to $145 million in the second quarter of 2026, compared with $373 million in the second quarter of 2025. Operating income in the six months ended June 30, 2026 decreased to $228 million, compared with $806 million in the six months ended June 30, 2025.
The change in operating income was mainly due to the impact of lower premium revenue, the increase in MCR, and the $93 million impairment charge related to our planned exit of the MAPD product in 2027 that was recorded in the first quarter of 2026.
PREMIUM REVENUE
Premium revenue decreased $624 million, or 6%, in the second quarter of 2026, when compared with the second quarter of 2025, and decreased $1.1 billion, or 5%, in the six months ended June 30, 2026, when compared with the six months ended June 30, 2025. The lower premium revenue in both periods reflects the impact of lower membership, partially offset by rate updates. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
MEDICAL CARE RATIO
The consolidated MCR in the second quarter of 2026 increased to 92.2%, compared with 90.4% in the second quarter of 2025, or 180 basis points, and the consolidated MCR in the six months ended June 30, 2026 increased to 91.6%, compared with 89.8% MCR for the six months ended June 30, 2025, or 180 basis points. The increase in both periods reflects a higher MCR in all of our segments, as we continue to navigate a challenging medical cost environment. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
The impact of prior year reserve development in the six months ended June 30, 2026 was mostly absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 4.7% and 3.8% for the second quarter of 2026 and 2025, respectively, and 4.7% and 3.7% for the six months ended June 30, 2026 and 2025, respectively. The current year ratio changes were mainly due to state mix changes in our Medicaid segment.
INVESTMENT INCOME
Investment income decreased to $101 million in the second quarter of 2026, compared with $106 million in the second quarter of 2025, and decreased to $199 million in the six months ended June 30, 2026, compared with $214 million in the six months ended June 30, 2025. The decrease was mainly attributable to a decline in prevailing interest rates and investment yields.
OTHER REVENUE
Other revenue amounted to $24 million in the second quarter of 2026, compared with $22 million in the second quarter of 2025, and totaled $46 million in the six months ended June 30, 2026, compared with $45 million in the six months ended June 30, 2025. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio was 6.7% in the second quarter of 2026, compared with 6.2% in the second quarter of 2025. The G&A expense ratio was 6.9% in the six months ended June 30, 2026, compared with 6.6% in the six months ended June 30, 2025. The change in G&A ratios reflect the impact of lower premium revenues and continued operating discipline.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $40 million in the second quarter of 2026, compared with $58 million in the second quarter of 2025, and was $79 million in the six months ended June 30, 2026, compared with $106 million in the six months ended June 30, 2025. The decrease is due to certain intangibles becoming fully amortized.
IMPAIRMENT
In the first quarter of 2026, we recognized an impairment of $93 million on intangible assets due to our strategic shift to focus exclusively on dual-eligible members in Medicare and plan to exit MAPD for 2027.
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 25

OTHER OPERATING EXPENSES
Other operating expenses decreased by $5 million in the second quarter of 2026, compared with the second quarter of 2025, and decreased by $2 million in the six months ended June 30, 2026, compared with the six months ended June 30, 2025. Other operating expenses primarily include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above.
INTEREST EXPENSE
Interest expense was $54 million and $48 million in the second quarter of 2026 and 2025, respectively, and $108 million and $91 million for the six months ended June 30, 2026 and 2025, respectively. The increase is mainly attributable to the issuance of $850 million of notes in November 2025.
INCOME TAXES
Income tax expense amounted to $31 million in the second quarter of 2026, or 33.5% of pretax income, compared with income tax expense of $70 million, or 21.5% of pretax income, in the second quarter of 2025. Income tax expense amounted to $46 million in the six months ended June 30, 2026, or 38.1% of pretax income, compared with income tax expense of $162 million, or 22.7% of pretax income, in the six months ended June 30, 2025. The difference in the effective tax rate is due to the impact of nondeductible expenses and unfavorable discrete tax items as a percentage of lower pretax income in 2026, net of a decrease in state and local income taxes.

TRENDS AND UNCERTAINTIES
LEGISLATIVE AND REGULATORY DEVELOPMENTS
One Big Beautiful Bill Act (“OBBBA”)
The President signed the OBBBA into law in July 2025, which contains changes to the Medicaid and Marketplace programs. For Medicaid, the law requires states to establish work requirements, more frequent redeterminations, and cost sharing for the Expansion program over the period from 2027 to 2029, among other modifications. These changes are expected to reduce enrollment in state Medicaid programs, but the timing and magnitude of the reductions may vary by state depending on how quickly states implement the changes, as well as macroeconomic factors since some changes are subject to suspension in case of increases in local unemployment rates. We estimate the reduction in enrollment will emerge gradually and reduce premium 2% to 3% annually through 2029, primarily in Medicaid Expansion, and any acuity shift should be minor and gradual. An estimated two-thirds of our Expansion members already work in some capacity. The law also reduces revenues that states can raise through provider taxes to finance their share of Medicaid spending and limits payments to Medicaid providers to 100 percent of the mandated Medicare rate for Expansion states and 110 percent of the Medicare rate for non-Expansion states. These changes are scheduled to begin in 2028, and we expect they may take 5 to 10 years to be fully implemented. Their impact is uncertain at this time and will depend on how states may adapt their future tax and Medicaid funding policies in response.
The law limits which legal aliens may be eligible for Marketplace premium tax credits (“PTCs”) and will require pre-enrollment eligibility verification for enrollees to receive PTCs. These changes are planned to be phased in over the period from 2026 to 2028 and are expected to reduce national Marketplace enrollment as well.
Marketplace Program Integrity and Affordability Rule
In June 2025, the Department of Health and Human Services (“HHS”) finalized the Marketplace Program Integrity and Affordability Rule. The rule, among other changes, shortens the open enrollment period starting in 2027, eliminated the special enrollment period for people with incomes at or below 150% federal poverty level, and tightened eligibility verification requirements for all enrollees. Certain provisions of the Marketplace Program Integrity and Affordability Rule have been subject to legal challenges and stayed pending a final ruling. The Notice of Benefit and Payment Parameters (“NBPP”) Final Rule for the 2027 plan year reintroduces updated versions of certain of the stayed provisions, which could significantly impact the Marketplace. Certain of the provisions have been subject to legal challenge, and the outcome of these legal challenges and the long term impacts of the Marketplace Program Integrity and Affordability Rule and the NBPP Rule are uncertain.
OTHER RECENT DEVELOPMENTS
RFPs
Wisconsin Procurement—Medicaid. In July 2026, the Wisconsin Department of Health Services issued a notice of intent to award a contract to provide services under the Family Care and Family Care Partnership programs in its
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 26

Geographic Service Region 3 to our Wisconsin health plan. The new contract is expected to begin on January 1, 2027 with an expected duration of one year, with an option to renew for an additional seven, one-year renewals.
Illinois Procurement—Medicaid. In June 2026, the Illinois Department of Healthcare and Family Services awarded a HealthChoice Illinois Medicaid Managed Care program contract to our Illinois health plan. The go-live date for the new contract is expected to be January 1, 2027. The contract is expected to have a duration of four-and-a-half years, with the option to extend the contract up to an additional five-and-a-half years at the discretion of the state.
Idaho Procurement—Medicaid and Medicare. Our new contract commenced on January 1, 2026.
Michigan Procurement—Medicare. Our new contract commenced on January 1, 2026 in select regions.
Massachusetts Procurement—Medicare. Our new contract commenced on January 1, 2026.
Ohio Procurement—Medicare. Our new contract commenced on January 1, 2026.
Florida Procurement—Medicaid. In November 2025, the Florida Agency for Health Care Administration issued a Notice of Agency Decision that it intends to award a contract to provide Statewide Medicaid Managed services to enrollees of the Title XIX and Title XXI Children’s Medical Services Program (“Florida Kids”) to our Florida health plan. We are the sole plan selected and expect to serve approximately 120,000 enrollees. The contract is expected to commence on October 1, 2026, and is expected to run through January 2030.
Wisconsin Procurement—Medicaid. In August 2025, the Wisconsin Department of Health Services awarded a contract to provide services under the Family Care and Family Care Partnership programs in its Geographic Service Regions 2 and 7 to our Wisconsin health plan. The contract commenced on January 1, 2026 and is expected to have a duration of two years, with an option for three two-year extensions.
Nevada Procurement—Medicaid. In March 2025, the Nevada Department of Health and Human Services Division of Health Care Financing and Policy awarded a Medicaid and Children’s Health Insurance Program managed care contracts to our Nevada health plan. The new contract will cover Urban Clark and Urban Washoe. The new contract commenced on January 1, 2026 and will run through December 31, 2030, with one two-year extension.
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
Business Trends
Medicaid. We expect our Medicaid enrollment to decrease in 2026, to a total of 4.5 million members by the end of the year, due to general market contraction. The associated revenue loss from the additional member attrition is expected to be offset by higher revenue in Marketplace, as discussed below.
MMP Transition—Medicare. On January 1, 2026, we successfully completed the transition of Medicare-Medicaid Plan (“MMP”) members in five states (Illinois, Michigan, Ohio, South Carolina, and Texas) to new integrated dual eligible special needs plans, which totaled approximately $1.9 billion in total premium revenue in 2025. Our duals business will be the long-term strategic focus for our Medicare segment. As previously mentioned, we will exit the MAPD product in 2027.
Medicare. We continue to expect our Medicare enrollment to decrease by approximately 12% in 2026, including further reductions in MAPD membership aimed at improving margins to a total of 230,000 members by the end of the year. In 2026, we are participating in Medicare in all our markets except Florida.
Marketplace. In 2026, we are participating in the Marketplace in all our markets except Arizona, Iowa, Massachusetts, Nebraska, and New York. We now expect our Marketplace enrollment to decrease to approximately 250,000 members by the end of the year, in line with our product and pricing strategy towards restoring our target margins. We expect to make further reductions in Marketplace enrollment for 2027 towards restoring our target margins, which we estimate to result in a $1 billion decrease in Marketplace premiums compared to 2026.

Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 27

REPORTABLE SEGMENTS
As of June 30, 2026, we served approximately 4.9 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	June 30,	December 31,	June 30,
	2026	2025	2025
Medicaid	4,418,000	4,568,000	4,774,000
Medicare	224,000	262,000	267,000
Marketplace	283,000	655,000	690,000
Other	1,000	6,000	15,000
Total	4,926,000	5,491,000	5,746,000

Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 28

SEGMENT FINANCIAL PERFORMANCE
The following tables summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2026			2025
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$8,049	$585	92.7%	$8,029	$697	91.3%
Medicare	1,565	146	90.7	1,608	161	90.0
Marketplace	628	69	88.9	1,200	175	85.4
Other (1)	2	4	NM	31	6	NM
Total	$10,244	$804	92.2%	$10,868	$1,039	90.4%

	Six Months Ended June 30,
	2026			2025
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$15,976	$1,216	92.4%	$16,159	$1,488	90.8%
Medicare	3,082	300	90.3	3,076	333	89.2
Marketplace	1,352	185	86.3	2,204	358	83.7
Other (1)	6	5	NM	57	9	NM
Total	$20,416	$1,706	91.6%	$21,496	$2,188	89.8%

________________________
(1)    The Other MCRs are not meaningful.
Medicaid
Medicaid premium revenue increased $20 million, or 0.2%, in the second quarter of 2026, when compared with the second quarter of 2025, but decreased $183 million, or 1%, in the six months ended June 30, 2026, when compared with the six months ended June 30, 2025. The change in both periods reflects the impact of lower membership due to general Medicaid market contraction and the expiration of our Medicaid Virginia contract effective June 30, 2025, rate updates, program changes, and member mix changes.
The medical margin in our Medicaid program decreased $112 million, or 16%, in the second quarter of 2026 when compared with the second quarter of 2025, and decreased $272 million, or 18%, in the six months ended June 30, 2026 when compared with the six months ended June 30, 2025. The changes for both periods were driven by the decreased premium revenues discussed above and the increase in the MCR, as described below.
The Medicaid MCR increased 140 basis points to 92.7% in the second quarter of 2026, from 91.3% in the second quarter of 2025, and increased 160 basis points to 92.4% in the six months ended June 30, 2026, from 90.8% in the six months ended June 30, 2025. The increase in both periods reflects a challenging medical cost environment, program changes, and member mix changes, partially offset by rate updates that were in effect during the six months ended June 30, 2026. The MCR is in line with our expectations.
Medicare
Medicare premium revenue decreased $43 million, or 3%, in the second quarter of 2026 compared to the second quarter of 2025, and increased $6 million, or 0.2%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in the second quarter mainly reflects the impact of further reductions in our MAPD footprint due to our pricing strategy aimed at improving margins. The increase in the six months ended June 30, 2026 primarily reflects changes in product mix, as we transitioned MMP members into integrated duals products, and membership growth associated with the ConnectiCare acquisition that closed on February 1, 2025, partially offset by the impact of further reductions in our MAPD footprint due to our pricing strategy aimed at improving margins.
The medical margin for Medicare decreased $15 million in the second quarter of 2026, and decreased $33 million in the six months ended June 30, 2026, when compared to the same periods in 2025. The decrease in both periods was mainly due to the increase in MCR discussed below, and the year-over-year changes in premium revenues discussed above.
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 29

The Medicare MCR increased to 90.7% in the second quarter of 2026, or 70 basis points, compared to the second quarter of 2025, and increased to 90.3% in the six months ended June 30, 2026, or 110 basis points, compared to the six months ended June 30, 2025. The increase in both periods was mainly attributable to the product mix changes resulting from transitioning MMP members into integrated duals products discussed above, partially offset by product pricing and benefit adjustments implemented for 2026. The second quarter MCR is favorable to our expectations, mainly due to lower than expected medical cost trend in our new integrated duals products.
Marketplace
Marketplace premium revenue decreased $572 million in the second quarter of 2026 compared to the second quarter of 2025, and decreased $852 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to an expected decrease in membership in line with our product and pricing strategy towards restoring our target margins and the impact of changes in estimate for prior year risk adjustment. Our Marketplace membership as of June 30, 2026, amounted to 283,000 members, representing a decrease of 407,000 members compared to June 30, 2025.
The Marketplace medical margin decreased $106 million in the second quarter of 2026 when compared with the second quarter of 2025, and decreased $173 million in the six months ended June 30, 2026 when compared with the six months ended June 30, 2025. The changes in each period were primarily due to the decline in premium revenue discussed above and the MCR changes discussed below.
The Marketplace MCR increased to 88.9% in the second quarter of 2026, or 350 basis points, compared to 85.4% in the second quarter of 2025, and increased to 86.3% in the six months ended June 30, 2026, or 260 basis points, compared to 83.7% in the six months ended June 30, 2025. The increase in MCR for both periods mainly reflects the impact of changes in estimate for prior year risk adjustment, continued CMS program integrity initiatives resulting in unfavorable prior year premium adjustments and unfavorable current year member acuity mix. The second quarter MCR was higher than our expectations.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, the commercial portion of the business acquired in connection with the ConnectiCare transaction that closed effective February 1, 2025, and certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for the three and six months ended June 30, 2026 and 2025.

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
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries that we believe are appropriate. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the three and six months ended June 30, 2026, the parent company received $109 million and $144 million, respectively, in dividends
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 30

and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
Parent company liquidity requirements generally consist of payment of administrative costs not directly incurred by our regulated operations, including, but not limited to, staffing costs, lease payments, branding and certain information technology services; capital contributions paid to our regulated health plan subsidiaries, including funding for newer health plans; capital expenditures; debt service; funding for common stock purchases, acquisitions and other growth-related activities; and federal tax payments. In the three and six months ended June 30, 2026, the parent company contributed capital in the aggregate amount of $15 million and $30 million, respectively, to our regulated health plan subsidiary in New Mexico to satisfy statutory capital and surplus requirements. Our parent company normally meets its liquidity requirements from administrative services fees earned under administrative services agreements; dividends received from our regulated subsidiaries; federal tax payments collected from the regulated subsidiaries; proceeds received from the issuance of debt and equity securities; and cash flows from investing activities, including investment income and sales of investments.
Cash, cash equivalents and investments at the parent company amounted to approximately $290 million and $223 million as of June 30, 2026, and December 31, 2025, respectively. The change for the six months ended June 30, 2026 was primarily due to timing of certain corporate payments, partially offset by the impact of dividends received from, and contributions made to, our regulated health plan subsidiaries.
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
Cash Flow Activities
Our cash flows are summarized as follows:

	Six Months Ended June 30,
	2026	2025	Change

	(In millions)
Net cash provided by (used in) operating activities	$788	$(112)	$900
Net cash (used in) provided by investing activities	(19)	5	(24)
Net cash used in financing activities	(24)	(42)	18
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$745	$(149)	$894

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
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 31

Net cash provided by operations for the six months ended June 30, 2026 was $788 million, compared with $112 million used in the six months ended June 30, 2025. The increase in cash flow mainly results from timing differences in settlement of government agency receivables and payables, including Medicaid minimum MLR and medical cost corridors, Marketplace risk adjustment and other Amounts Due to Government Agencies, partially offset by the impact of lower net income in the six months ended June 30, 2026.
Investing Activities
Net cash used in investing activities was $19 million in the six months ended June 30, 2026, compared with $5 million provided by the six months ended June 30, 2025, a decrease in cash flow of $24 million. This change in cash flow reflects the net impact of proceeds and purchases of investments, which amounted to net proceeds of $46 million in the six months ended June 30, 2026 and $296 million in the six months ended June 30, 2025. Net cash paid in business combinations amounted to $245 million in the six months ended June 30, 2025, related to the ConnectiCare acquisition.
Financing Activities
Net cash used in financing activities was $24 million in the six months ended June 30, 2026, compared with $42 million in the six months ended June 30, 2025, an increase in cash flow of $18 million. In the six months ended June 30, 2025, financing activity included common stock purchases of $500 million and $650 million in combined borrowings under our prior credit facility, partially offset by $200 million in repayment under the prior credit facility. In addition, in the six months ended June 30, 2026 and 2025, financing cash outflows included $14 million and $36 million, respectively, for common stock withheld to settle employee tax obligations.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
Our working capital on a consolidated basis was $5.2 billion at June 30, 2026, compared with $5.1 billion at December 31, 2025. At June 30, 2026, our cash and investments amounted to $9.2 billion, compared with $8.6 billion at December 31, 2025. A significant portion of our portfolio is held in cash and cash equivalents, and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale amounted to $21 million at June 30, 2026 compared to net unrealized gains of $20 million at December 31, 2025. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
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
Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $3.0 billion at June 30, 2026 and $3.1 billion at December 31, 2025. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of June 30, 2026, was approximately $170 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of June 30, 2026, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed, to provide additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements, including new state contract wins and growth in existing states.
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 32

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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of June 30, 2026, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
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
Credit Agreement Borrowing Capacity. We are party to a credit agreement (the “Credit Agreement”), which provides for a revolving credit facility (“Credit Facility”) of $1.25 billion, with a lending commitment termination date of November 20, 2030. The Credit Agreement also provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $800 million. As of June 30, 2026, we had available borrowing capacity of $1.25 billion under the Credit Facility. See further discussion in the Notes to Consolidated Financial Statements, Note 7, “Debt.”
Future Uses
Common Stock Purchases. In April 2025, our board of directors authorized the purchase of up to an additional $1 billion of our common stock. This new program extends through December 31, 2026.The exact timing and amount of any share repurchases shall be determined by management, in consultation with the Finance Committee of the Board, based on market conditions and share price, in addition to other factors, and repurchases generally will be made in accordance with the volume, price, and timing parameters under Rule 10b-18 of the Securities Exchange Act. As of July 17, 2026, $500 million remained available to purchase our common stock under this program through December 31, 2026.
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
There were no significant changes to our contractual obligations and commitments not otherwise disclosed or outside the ordinary course of business during the six months ended June 30, 2026.

Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 33

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates, and some differences could be material. Our most significant accounting estimates, which include a higher degree of judgment and/or complexity, include the following:
•Medical costs, claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the six months ended June 30, 2026 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.
•Premium Revenue Recognition and Amounts Due Government Agencies: Risk Adjustment. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Business Combinations, and Goodwill and intangible assets, net. In the six months ended June 30, 2026, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2026, the fair value of our fixed income investments would decrease by approximately $120 million. Declines in interest rates over time will reduce our investment income.
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

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
LEGAL PROCEEDINGS
For information regarding legal proceedings, see Notes to Consolidated Financial Statements, Note 9, “Commitments and Contingencies.”

Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 34

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the second quarter of 2026, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	1,000	$135.82	—	$500,000,000
May 1 - May 31	—	$—	—	$500,000,000
June 1 - June 30	—	$—	—	$500,000,000
Total	1,000	$135.82	—

_______________________
(1)During the second quarter of 2026, we withheld approximately 1,000 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan and 2025 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to our 2025 Annual Report on Form 10-K, Note 13, “Stockholders' Equity.”

OTHER INFORMATION
(a)    None.
(b)    None.
(c)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended June 30, 2026.

Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 35

INDEX TO EXHIBITS

Exhibit No.	Title	Method of Filing
3.1	Certificate of Amendment to Certificate of Incorporation	Filed as Exhibit 3.1 to registrant’s Form 8-K filed May 11, 2026
3.2	Amended and Restated Bylaws of Molina Healthcare, Inc.	Filed as Exhibit 3.2 to registrant’s Form 8-K filed May 11, 2026
10.1	Amendment Number One to the Molina Healthcare, Inc. 2025 Equity Incentive Plan	Filed as Exhibit 10.1 to registrant’s Form 8-K filed May 11, 2026
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith.
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101)	Filed herewith.

Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	July 23, 2026	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 23, 2026	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. June 30, 2026 Form 10-Q | 37