Form 10-Q
period 2026-09-30
MOLINA HEALTHCARE, INC.
filed 2026-10-22
CIK 1179929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Large Accelerated Filer  ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 16, 2026, was approximately 52.2 million.

MOLINA HEALTHCARE, INC. FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I—FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions, except per-share amounts) (Unaudited)
Revenue:
Premium revenue	$10,457	$10,841	$30,873	$32,337
Premium tax revenue	500	506	1,509	1,325
Investment income	102	108	301	322
Other revenue	23	22	69	67
Total revenue	11,082	11,477	32,752	34,051
Operating expenses:
Medical care costs	9,719	10,044	28,429	29,352
General and administrative expenses	710	729	2,213	2,214
Premium tax expenses	500	506	1,509	1,325
Depreciation and amortization	38	45	117	151
Impairment	—	—	93	—
Other	9	16	57	66
Total operating expenses	10,976	11,340	32,418	33,108
Operating income	106	137	334	943
Interest expense	53	49	161	140
Income before income tax expense	53	88	173	803
Income tax expense	15	9	61	171
Net income	$38	$79	$112	$632

Net income per share - Basic	$0.74	$1.51	$2.20	$11.81
Net income per share - Diluted	$0.73	$1.51	$2.19	$11.79

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions) (Unaudited)
Net income	$38	$79	$112	$632
Other comprehensive (loss) gain:
Unrealized investment (loss) gain	(104)	25	(145)	87
Less: effect of income taxes	(25)	6	(35)	21
Other comprehensive (loss) gain, net of tax	(79)	19	(110)	66
Comprehensive (loss) income	$(41)	$98	$2	$698

See accompanying notes.
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 3

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025

	(Dollars in millions, except per-share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,479	$4,248
Investments	4,100	4,008
Receivables	3,359	3,533
Prepaid expenses and other current assets	576	655
Total current assets	12,514	12,444
Property, equipment, and capitalized software, net	324	301
Goodwill, and intangible assets, net	2,073	2,195
Restricted investments	345	299
Deferred income taxes, net	267	178
Other assets	129	147
Total assets	$15,652	$15,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$4,988	$4,887
Amounts due government agencies	1,141	1,326
Accounts payable, accrued liabilities and other	1,183	1,093
Deferred revenue	82	66
Total current liabilities	7,394	7,372
Long-term debt	3,771	3,766
Finance lease liabilities	179	184
Other long-term liabilities	153	173
Total liabilities	11,497	11,495
Stockholders’ equity:
Common stock, $0.001 par value, 150 million shares authorized; outstanding: 52 million shares at September 30, 2026 and 51 million at December 31, 2025	—	—
Preferred stock, $0.001 par value; 20 million shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	536	452
Accumulated other comprehensive (loss) income	(95)	15
Retained earnings	3,714	3,602
Total stockholders’ equity	4,155	4,069
Total liabilities and stockholders’ equity	$15,652	$15,564

See accompanying notes.
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2025	51	$—	$452	$15	$3,602	$4,069
Net income	—	—	—	—	14	14
Other comprehensive loss, net	—	—	—	(22)	—	(22)
Share-based compensation	1	—	19	—	—	19
Balance at March 31, 2026	52	—	471	(7)	3,616	4,080
Net income	—	—	—	—	60	60
Other comprehensive loss, net	—	—	—	(9)	—	(9)
Share-based compensation	—	—	40	—	—	40
Balance at June 30, 2026	52	—	511	(16)	3,676	4,171
Net income	—	—	—	—	38	38
Other comprehensive loss, net	—	—	—	(79)	—	(79)
Share-based compensation	—	—	25	—	—	25
Balance at September 30, 2026	52	$—	$536	$(95)	$3,714	$4,155

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Outstanding	Amount

	(In millions)
	(Unaudited)
Balance at December 31, 2024	56	$—	$462	$(57)	$4,091	$4,496
Net income	—	—	—	—	298	298
Common stock purchases	(2)	—	(15)	—	(485)	(500)
Stock purchase excise tax	—	—	(5)	—	—	(5)
Other comprehensive income, net	—	—	—	29	—	29
Share-based compensation	—	—	(8)	—	—	(8)
Balance at March 31, 2025	54	—	434	(28)	3,904	4,310
Net income	—	—	—	—	255	255
Other comprehensive income, net	—	—	—	18	—	18
Share-based compensation	—	—	20	—	—	20
Balance at June 30, 2025	54	—	454	(10)	4,159	4,603
Net income	—	—	—	—	79	79
Common stock purchases	(3)	—	(24)	—	(476)	(500)
Stock purchase excise tax	—	—	(5)	—	—	(5)
Other comprehensive income, net	—	—	—	19	—	19
Share-based compensation	—	—	(5)	—	—	(5)
Balance at September 30, 2025	51	$—	$420	$9	$3,762	$4,191

See accompanying notes.
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 5

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025

	(In millions) (Unaudited)
Operating activities:
Net income	$112	$632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	117	151
Deferred income taxes	(54)	37
Share-based compensation	85	27
Impairment	93	—
Other, net	(21)	(2)
Changes in operating assets and liabilities:
Receivables	174	(118)
Prepaid expenses and other current assets	11	(25)
Medical claims and benefits payable	101	(157)
Amounts due government agencies	(185)	(467)
Accounts payable, accrued liabilities and other	88	(195)
Deferred revenue	16	(44)
Income taxes	92	(76)
Net cash provided by (used in) operating activities	629	(237)
Investing activities:
Purchases of investments	(1,245)	(607)
Proceeds from sales and maturities of investments	1,020	1,017
Purchases of property, equipment and capitalized software	(94)	(102)
Net cash paid in business combinations	—	(245)
Other, net	(9)	19
Net cash (used in) provided by investing activities	(328)	82
Financing activities:
Proceeds from borrowings under credit facility and term loans	—	1,100
Common stock purchases	—	(1,000)
Repayment of credit facility and term loans	—	(360)
Common stock withheld to settle employee tax obligations	(15)	(37)
Other, net	(16)	35
Net cash used in financing activities	(31)	(262)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	270	(417)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	4,348	4,741
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$4,618	$4,324

Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2026

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
As of September 30, 2026, we served approximately 4.9 million members eligible for government-sponsored healthcare programs, located across 21 states.
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
In Medicare, we enter into Medicare Advantage-Part D (“MAPD”) and dual eligible special needs plan (“DSNP”) contracts with the Centers for Medicare and Medicaid Services (“CMS”) annually, and for certain dual-eligible programs, we enter into contracts with CMS, in partnership with each state’s department of health and human services. Such contracts typically have terms of one year to three years.
In Marketplace, we enter into contracts with CMS, which end on December 31 each year, and must be renewed annually.
Consolidation and Interim Financial Information
The consolidated financial statements include the accounts of Molina Healthcare, Inc. and its subsidiaries. In the opinion of management, these financial statements reflect all normal recurring adjustments, which are considered necessary for a fair presentation of the results as of the dates and for the interim periods presented. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results for the entire year ending December 31, 2026.
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
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 7

	September 30,
	2026	2025

	(In millions)
Cash and cash equivalents	$4,479	$4,221
Restricted cash and cash equivalents	139	103
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,618	$4,324

Receivables
Receivables consist primarily of premium amounts due from government agencies, which are subject to potential retroactive adjustments, as well as pharmacy rebates and other receivables. Government receivables amounted to $2,274 million and $2,365 million at September 30, 2026 and December 31, 2025, respectively. We apply the current expected credit loss model to measure expected credit losses on our receivables based on available information about past events and reasonable and supportable forecasts. Because substantially all of our receivable amounts are readily determinable and substantially all of our creditors are governmental authorities, our allowance for credit losses is insignificant. Any amounts determined to be uncollectible are charged to expense when such determination is made.
Premium Revenue Recognition and Amounts Due Government Agencies
Premium revenue is generated from our contracts with state and federal agencies, in connection with our participation in the Medicaid, Medicare, and Marketplace programs. Premium revenue is generally received based on per member per month rates established in advance of the periods covered. These premium revenues are recognized in the month that members are entitled to receive healthcare services, and premiums collected in advance are deferred. Many of our contracts contain provisions that may adjust or limit revenue or profit, as described below. Consequently, we recognize premium revenue as it is earned under such provisions. Liabilities accrued for premiums to be returned under such provisions are reported in the aggregate as “Amounts due government agencies” in the accompanying consolidated balance sheets. State Medicaid programs and the federal Medicare program periodically adjust premium rates, including certain components of premium revenue that are subject to accounting estimates and are described below, and in our 2025 Annual Report on Form 10-K, Note 2, “Significant Accounting Policies,” under “Premium Revenue Recognition and Amounts Due Government Agencies,” and “Quality Incentives.”
Minimum MLR, Medical Cost Corridors and Profit Sharing. A portion of our Medicaid premium revenue may be returned if certain minimum amounts are not spent on defined medical care costs as a percentage of premium revenue, or minimum medical loss ratio (“Minimum MLR”). Under certain medical cost corridor provisions, the health plans may receive additional premiums if amounts spent on medical care costs exceed a defined maximum threshold. Our contracts with certain states contain profit sharing provisions under which we refund amounts to the states if our health plans generate profit above a certain specified percentage. In some cases, we are limited in the amount of administrative costs that we may deduct in calculating the refund, if any. We recorded aggregate liabilities under the terms of such contract provisions of $453 million and $457 million at September 30, 2026 and December 31, 2025, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The Affordable Care Act (“ACA”) established a Minimum MLR of 85% for Medicare. Federal regulations define what constitutes medical costs and premium revenue. If the Minimum MLR is not met, we may be required to pay rebates to the federal government. Our dual-eligible plans may also be subject to state-specific Minimum MLRs, medical cost corridors, and profit-sharing provisions. We recognize estimated rebates as an adjustment to premium revenue in our consolidated statements of income. We recorded a liability under the terms of such contract provisions of $40 million and $28 million at September 30, 2026 and December 31, 2025, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
The ACA established a Minimum MLR of 80% for Marketplace health plans. If the Minimum MLR is not met, we may be required to pay rebates to our Marketplace policyholders. The Marketplace risk adjustment program discussed below is taken into consideration when computing the Minimum MLR. We recognize estimated rebates under the Minimum MLR as an adjustment to premium revenue in our consolidated statements of income. No liability was recorded as of September 30, 2026. We recorded a liability under the terms of such contract provisions of $12 million at December 31, 2025, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 8

Risk Adjustment. Our Medicare premiums are subject to retroactive increase or decrease based on the health status of our members (as measured by member risk score). We estimate our members’ risk scores and the related amount of Medicare revenue that will ultimately be realized for the periods presented based on our knowledge of our members’ health status, risk scores and CMS practices. We also estimate amounts owed to CMS for Part D settlements. We recorded a liability under the terms of such contract provisions of $105 million and $66 million at September 30, 2026 and December 31, 2025, respectively, to “Amounts due government agencies” in the accompanying consolidated balance sheets.
Our Marketplace premiums are also subject to increases or decreases based on the health status of members. Our health plans’ composite risk scores are compared with the overall average risk score for the relevant state and market pool. Generally, our health plans will make a risk adjustment payment into the pool if their composite risk scores are below the average risk score (risk adjustment payable), and will receive a risk adjustment payment from the pool if their composite risk scores are above the average risk score (risk adjustment receivable). We estimate our ultimate premium based on insurance policy year-to-date experience and recognize estimated premiums relating to the risk adjustment program as an adjustment to premium revenue in our consolidated statements of income. As of September 30, 2026, Marketplace risk adjustment payables amounted to $192 million and related receivables amounted to $114 million, for a net payable of $78 million. As of December 31, 2025, Marketplace risk adjustment payables amounted to $517 million and related receivables amounted to $106 million, for a net payable of $411 million.
Premium Deficiency Reserve on Loss Contracts
We assess the profitability of our contracts to determine if it is probable that a loss will be incurred in the future by reviewing current results and forecasts. For purposes of this assessment, contracts are grouped in a manner consistent with our method of acquiring, servicing and measuring the profitability of such contracts. A premium deficiency reserve is recognized if anticipated future medical care and administrative costs exceed anticipated future premium revenue, investment income and reinsurance recoveries.
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
Impairment
In February 2026, we determined that the MAPD product does not align with our strategic shift to focus exclusively on dual-eligible members in Medicare and we intend to exit this product for 2027. The projected cash flows of the MAPD product will not exceed the carrying amount of the related intangible assets. As such, we impaired the remaining intangible assets during the first quarter of 2026, which amounted to $93 million. The following major classes of intangibles were impaired in the amounts listed: contract rights and licenses with a remaining balance of $62 million, provider networks with a remaining balance of $4 million, and trade name with a remaining balance of $27 million.
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
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 9

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

3. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions, except net income per share)
Numerator:
Net income	$38	$79	$112	$632
Denominator:
Shares outstanding at the beginning of the period	51.2	53.6	50.9	55.0
Weighted-average number of shares issued:
Stock-based compensation	—	—	0.2	0.2
Stock purchases	—	(1.1)	—	(1.7)
Denominator for basic net income per share	51.2	52.5	51.1	53.5
Effect of dilutive securities: (1)
Stock-based compensation	0.3	—	0.2	0.1
Denominator for diluted net income per share	51.5	52.5	51.3	53.6

Net income per share - Basic (2)	$0.74	$1.51	$2.20	$11.81
Net income per share - Diluted (2)	$0.73	$1.51	$2.19	$11.79

______________________________
(1)    The dilutive effect of all potentially dilutive common shares is calculated using the treasury stock method. Certain potentially dilutive common shares issuable are not included in the computation of diluted net income per share because to do so would be anti-dilutive. For the three and nine months ended September 30, 2026, 280,000 and 226,000 shares, respectively, were excluded from diluted shares outstanding. For the three and nine months ended September 30, 2025, 532,000 and 265,000 shares were excluded from diluted shares outstanding.
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
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 10

Our financial instruments measured at fair value on a recurring basis at September 30, 2026, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,400	$—	$2,400	$—
Mortgage-backed securities	946	—	946	—
Asset-backed securities	391	—	391	—
U.S. Treasury notes	189	—	189	—
Municipal securities	129	—	129	—
Other	45	—	45	—
Total assets	$4,100	$—	$4,100	$—
Our financial instruments measured at fair value on a recurring basis at December 31, 2025, were as follows:

		Observable Inputs	Directly or Indirectly Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Corporate debt securities	$2,465	$—	$2,465	$—
Mortgage-backed securities	953	—	953	—
Asset-backed securities	364	—	364	—
U.S. Treasury notes	20	—	20	—
Municipal securities	159	—	159	—
Other	47	—	47	—
Total assets	$4,008	$—	$4,008	$—

Fair Value Measurements – Disclosure Only
The carrying amounts and estimated fair values of our notes payable are classified as Level 2 financial instruments. Fair value for these securities is determined using a market approach based on quoted market prices for similar securities in active markets or quoted prices for identical securities in inactive markets.

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
4.375% Notes due 2028	$798	$774	$797	$786
3.875% Notes due 2030	646	585	646	603
6.500% Notes due 2031	840	838	838	873
3.875% Notes due 2032	745	652	744	682
6.250% Notes due 2033	742	717	741	764
Total	$3,771	$3,566	$3,766	$3,708

Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 11

5. Investments
Available-for-Sale
We consider all of our investments classified as current assets to be available-for-sale. The following tables summarize our current investments as of the dates indicated:

	September 30, 2026
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,459	$2	$61	$2,400
Mortgage-backed securities	1,000	—	54	946
Asset-backed securities	397	—	6	391
U.S. Treasury notes	189	—	—	189
Municipal securities	133	—	4	129
Other	47	—	2	45
Total	$4,225	$2	$127	$4,100

	December 31, 2025
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

	(In millions)
Corporate debt securities	$2,437	$35	$7	$2,465
Mortgage-backed securities	963	11	21	953
Asset-backed securities	363	3	2	364
U.S. Treasury notes	20	—	—	20
Municipal securities	158	2	1	159
Other	47	1	1	47
Total	$3,988	$52	$32	$4,008

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of our current investments as of September 30, 2026 are summarized below:

	Amortized Cost	Estimated Fair Value

	(In millions)
Due in one year or less	$558	$557
Due after one year through five years	1,708	1,679
Due after five years through ten years	846	808
Due after ten years	1,113	1,056
Total	$4,225	$4,100

In the nine months ended September 30, 2026, and 2025, maturities and redemptions of available-for-sale securities amounted to $928 million and $933 million, respectively, and sales amounted to $92 million and $84 million, respectively. Gross realized gains and losses from sales of available-for-sale securities are calculated under the specific identification method and are included in investment income. Gross realized investment gains and losses were insignificant for the nine months ended September 30, 2026 and 2025.
We have determined that unrealized losses at September 30, 2026, and December 31, 2025, primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers. Further, as of September 30, 2026, we do not intend to sell, and it is not likely that we will be required to sell these investments prior to the recovery of their amortized cost basis. Therefore, we determined that an allowance for credit losses was not necessary.
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 12

The following table segregates those available-for-sale investments that have been in a continuous loss position for less than 12 months, and those that have been in a continuous loss position for 12 months or more as of September 30, 2026:

	In a Continuous Loss Position for Less than 12 Months			In a Continuous Loss Position for 12 Months or More
	Estimated Fair Value	Unrealized Losses	Total Number of Positions	Estimated Fair Value	Unrealized Losses	Total Number of Positions

	(Dollars in millions)
Corporate debt securities	$1,936	$57	1,172	$160	$4	109
Mortgage-backed securities	628	26	477	214	28	166
Asset-backed securities	300	4	161	42	2	22
Municipal securities	83	3	160	33	1	34
Other	26	1	29	10	1	14
Total	$2,973	$91	1,999	$459	$36	345
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
We have the intent and ability to hold these restricted investments until maturity and, as a result, we expect to collect the contractual cash flows associated with these investments and do not recognize interim fluctuations in fair value. Accordingly, our held-to-maturity restricted investments are carried at amortized cost, which approximates fair value. Such investments amounted to $345 million at September 30, 2026, of which $281 million will mature in one year or less, $61 million will mature in one through five years, and $3 million will mature after five years.

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
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 13

	Nine Months Ended September 30, 2026
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,638	$688	$547	$14	$4,887
Components of medical care costs related to:
Current year	22,585	4,399	1,789	8	28,781
Prior years	(203)	(114)	(28)	(7)	(352)
Total medical care costs	22,382	4,285	1,761	1	28,429
Payments for medical care costs related to:
Current year	19,369	3,787	1,529	7	24,692
Prior years	2,913	556	487	7	3,963
Total paid	22,282	4,343	2,016	14	28,655
Change in non-risk and other payables	324	3	—	—	327
Medical claims and benefits payable, ending balance	$4,062	$633	$292	$1	$4,988

	Nine Months Ended September 30, 2025
	Medicaid	Medicare	Marketplace	Other	Consolidated

	(In millions)
Medical claims and benefits payable, beginning balance	$3,667	$722	$251	$—	$4,640
Components of medical care costs related to:
Current year	22,165	4,306	2,940	65	29,476
Prior years	(118)	(56)	50	—	(124)
Total medical care costs	22,047	4,250	2,990	65	29,352
Payments for medical care costs related to:
Current year	19,074	3,753	2,525	73	25,425
Prior years	3,067	676	306	10	4,059
Total paid	22,141	4,429	2,831	83	29,484
Acquired balances, net of post-acquisition adjustments	—	152	173	36	361
Change in non-risk and other payables	(25)	—	—	—	(25)
Medical claims and benefits payable, ending balance	$3,548	$695	$583	$18	$4,844

Incurred but not paid claims amount totaled $2,985 million as of September 30, 2026, and includes the costs of claims incurred as of the balance sheet date which have been reported to us, and our best estimate of the cost of claims incurred but not yet reported to us. Our estimates of medical claims and benefits payable recorded at December 31, 2025, and 2024 developed favorably by approximately $352 million and $124 million as of September 30, 2026, and 2025, respectively.
The favorable prior year development recognized in the nine months ended September 30, 2026 was primarily attributable to reserving under moderately adverse conditions, lower than expected utilization of medical services by our members and improved operating performance, mainly in the Medicaid and Medicare segments. Consequently, the ultimate costs recognized in 2026, as claims payments were processed, were lower than our estimates in 2025.

Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 14

7. Debt
The following table summarizes our outstanding debt obligations:

	September 30, 2026	December 31, 2025

	(In millions)
Non-current long-term debt:
4.375% Notes due June 15, 2028	$800	$800
3.875% Notes due November 15, 2030	650	650
6.500% Notes due February 15, 2031	850	850
3.875% Notes due May 15, 2032	750	750
6.250% Notes due January 15, 2033	750	750
Deferred debt issuance costs	(29)	(34)
Total	$3,771	$3,766

Senior Notes
Each of these notes are senior unsecured obligations of the parent corporation, Molina Healthcare, Inc., and rank equally in right of payment with all existing and future senior debt, and senior to all existing and future subordinated debt of Molina Healthcare, Inc. The senior note indentures contain customary non-financial covenants and change of control provisions. As of September 30, 2026, we were in compliance with all non-financial covenants in the indentures governing the senior notes.
The indentures governing the senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As discussed below, no amounts were outstanding under the Credit Agreement as of September 30, 2026, so there is no risk of a cross-default under the senior notes.
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
The Credit Agreement contains customary non-financial and financial covenants, including maintenance of a minimum Interest Coverage Ratio threshold of 3.0 to 1.0, and a maximum Consolidated Total Debt to Capital Ratio of 60%, with a step-up to 65% for four fiscal quarters following a material acquisition or series of related acquisitions (i.e., $500 million or greater cash consideration). We executed an amendment to the Credit Agreement on February 4, 2026 that temporarily reduces the Interest Coverage Ratio threshold to (a) with respect to each fiscal quarter ending March 31, 2026 through and including December 31, 2026, 1.75:1.00, (b) with respect to fiscal quarter ending March 31, 2027, 2.00:1.00, (c) with respect to fiscal quarter ending June 30, 2027, 2.50:1.00 and (d) with respect to fiscal quarter ending September 30, 2027, 2.75:1.00. As of September 30, 2026, we were in compliance with all non-financial and financial covenants under the Credit Agreement.
As of September 30, 2026, no amount was outstanding under the Credit Agreement.

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
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 15

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

	Three Months Ended September 30, 2026
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$8,199	$1,616	$642	$—	$10,457
Service revenue	—	—	—	23	23
Revenue from external customers	8,199	1,616	642	23	10,480
Other operating revenues (1)					602
Total revenue					11,082
Operating Expenses:
Medical care costs	7,622	1,503	594	—	9,719
Cost of service revenue	—	—	—	21	21
Segment expenses	7,622	1,503	594	21	9,740
Other operating expenses (2)					1,236
Operating income					106
Less: interest expense					53
Income before income tax expense					$53
Segment Margin:
Medical margin	$577	$113	$48	$—	$738
Service margin	—	—	—	2	2
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 16

	Three Months Ended September 30, 2025
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$8,015	$1,610	$1,197	$19	$10,841
Service revenue	—	—	—	21	21
Revenue from external customers	8,015	1,610	1,197	40	10,862
Other operating revenues (1)					615
Total revenue					11,477
Operating Expenses:
Medical care costs	7,376	1,507	1,144	17	10,044
Cost of service revenue	—	—	—	20	20
Segment expenses	7,376	1,507	1,144	37	10,064
Other operating expenses (2)					1,276
Operating income					137
Less: interest expense					49
Income before income tax expense					$88
Segment Margin:
Medical margin	$639	$103	$53	$2	$797
Service margin	—	—	—	1	1

	Nine Months Ended September 30, 2026
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$24,175	$4,698	$1,994	$6	$30,873
Service revenue	—	—	—	69	69
Revenue from external customers	24,175	4,698	1,994	75	30,942
Other operating revenues (1)					1,810
Total revenue					32,752
Operating Expenses:
Medical care costs	22,382	4,285	1,761	1	28,429
Cost of service revenue	—	—	—	64	64
Segment expenses	22,382	4,285	1,761	65	28,493
Other operating expenses (2)					3,925
Operating income					334
Less: interest expense					161
Income before income tax expense					$173
Segment Margin:
Medical margin	$1,793	$413	$233	$5	$2,444
Service margin	—	—	—	5	5
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 17

	Nine Months Ended September 30, 2025
	Medicaid	Medicare	Marketplace	Other	Total

	(In millions)
Revenue:
Premium revenue	$24,174	$4,686	$3,401	$76	$32,337
Service revenue	—	—	—	65	65
Revenue from external customers	24,174	4,686	3,401	141	32,402
Other operating revenues (1)					1,649
Total revenue					34,051
Operating Expenses:
Medical care costs	22,047	4,250	2,990	65	29,352
Cost of service revenue	—	—	—	58	58
Segment expenses	22,047	4,250	2,990	123	29,410
Other operating expenses (2)					3,698
Operating income					943
Less: interest expense					140
Income before income tax expense					$803
Segment Margin:
Medical margin	$2,127	$436	$411	$11	$2,985
Service margin	—	—	—	7	7
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
On October 3, 2025, a securities class action, captioned Hindlemann v. Molina Healthcare, Inc., et al., was filed in the United States District Court for the Central District of California (the “Securities Action”). The Securities Action was brought on behalf of a putative class of shareholders who had acquired Company securities between February 5, 2025 and July 23, 2025. On March 31, 2026, the lead plaintiff filed a consolidated complaint, and expanded the purported class period from October 23, 2024 to February 6, 2026. The Securities Action asserted violations of federal securities laws relating to the Company’s disclosures, including those involving earnings guidance. On June 5, 2026, the Company filed a motion to dismiss the consolidated complaint. On October 20, 2026, this matter was formally dismissed by the Court with prejudice. On December 12, 2025, a shareholder derivative suit, captioned Taylor v. Wolf, et al., had been filed in the United States District Court for the Central District of California against the
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 18

Company’s directors and certain officers (“Derivative Action”). The Derivative Action asserted claims for breach of fiduciary duty and violation of securities laws in connection with the same statements and events at issue in the Securities Action. On June 2, 2026, the Court stayed the Derivative Action pending resolution of the Securities Action. With the recent resolution of the Securities Action, on October 6, 2026, the plaintiff filed a notice of dismissal with prejudice of the Derivative Action.

Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 19

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
Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our 2025 Annual Report on Form 10-K, including without limitation risks related to the following matters:
•Medicaid, Medicare, or Marketplace capitation rates that are insufficient to fully cover our medical care costs and/or the rates of utilization and the health acuity status of our members, including without limitation inpatient and outpatient costs, pharmacy costs, and behavioral health care costs, and insufficient rate increases that do not keep pace with or catch up to the prevailing medical care cost trend on an actuarially sound basis;
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
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 20

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
•fraud, waste and abuse matters, including the recent expressions of a federal crackdown on purported Medicaid fraud in certain of the states in which we operate, government audits, reviews, investigations, demands, or comment letters, and any fine, sanction, enrollment freeze, debarment, corrective action plan, monitoring program, settlement, or premium recovery that may result therefrom;
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
•the favorable resolution of litigation, arbitration, investigations, or administrative proceedings consistent with our expectations;
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
•changes generally affecting the managed care industry, including any new federal or state legislation that impacts the business space in which we operate, or negative public perceptions that may arise about managed care practices or government healthcare programs;
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
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 21

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
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 22

OVERVIEW
Molina Healthcare, Inc., a FORTUNE 500 company, provides managed healthcare services under the Medicaid and Medicare programs, and through the state insurance marketplaces (the “Marketplace”). We served approximately 4.9 million members as of September 30, 2026, located across 21 states.
THIRD QUARTER 2026 HIGHLIGHTS
We reported net income of $38 million, or $0.73 per diluted share, for the third quarter of 2026, which reflected the following:
•Membership of 4.9 million at September 30, 2026, which decreased 766,000, or 14%, compared with September 30, 2025, primarily due to general market contraction in Medicaid, and a decrease in Marketplace membership resulting from our product and pricing strategy;
•Premium revenue of $10.5 billion, which decreased 4% compared with the third quarter of 2025, mainly reflects the impact of lower membership, partially offset by rate updates;
•Consolidated medical care ratio (“MCR”) of 92.9% compared with 92.6% for the third quarter of 2025, as we continue to navigate a challenging medical cost environment;
•General and administrative expense (“G&A”) ratio of 6.4%, consistent with the third quarter of 2025; and
•Pre-tax margin of 0.5%.
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 23

CONSOLIDATED FINANCIAL SUMMARY
The following table summarizes our consolidated results of operations and other financial information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions, except per-share amounts)
Premium revenue	$10,457	$10,841	$30,873	$32,337
Less: medical care costs	9,719	10,044	28,429	29,352
Medical margin	738	797	2,444	2,985
MCR (1)	92.9%	92.6%	92.1%	90.8%

Other revenues:
Premium tax revenue	500	506	1,509	1,325
Investment income	102	108	301	322
Other revenue	23	22	69	67

General and administrative expenses	710	729	2,213	2,214
G&A ratio (2)	6.4%	6.4%	6.8%	6.5%

Premium tax expenses	500	506	1,509	1,325
Depreciation and amortization	38	45	117	151
Impairment	—	—	93	—
Other	9	16	57	66
Operating income	106	137	334	943
Interest expense	53	49	161	140
Income before income tax expense	53	88	173	803
Income tax expense	15	9	61	171
Net income	$38	$79	$112	$632

Net income per share – Diluted	$0.73	$1.51	$2.19	$11.79

Diluted weighted average shares outstanding	51.5	52.5	51.3	53.6

Other Key Statistics
Ending Membership	4.9	5.6	4.9	5.6
Effective income tax rate	28.5%	10.1%	35.2%	21.3%
Pre-tax margin (3)	0.5%	0.8%	0.5%	2.4%
________________________
(1)    MCR represents medical care costs as a percentage of premium revenue.
(2)    G&A ratio represents general and administrative expenses as a percentage of total revenue.
(3)    Pre-tax margin represents income before income tax expense as a percentage of total revenue.

CONSOLIDATED RESULTS
NET INCOME AND OPERATING INCOME
Net income in the third quarter of 2026 amounted to $38 million, or $0.73 per diluted share, compared with $79 million, or $1.51 per diluted share, in the third quarter of 2025. Net income in the nine months ended September 30, 2026 amounted to $112 million, or $2.19 per diluted share, compared with $632 million, or $11.79 per diluted share, in the nine months ended September 30, 2025.
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 24

Operating income decreased to $106 million in the third quarter of 2026, compared with $137 million in the third quarter of 2025. Operating income in the nine months ended September 30, 2026 decreased to $334 million, compared with $943 million in the nine months ended September 30, 2025.
The change in operating income was mainly due to the impact of lower premium revenue, the increase in MCR, and the $93 million impairment charge related to our planned exit of the MAPD product in 2027 that was recorded in the first quarter of 2026.
PREMIUM REVENUE
Premium revenue decreased $384 million, or 4%, in the third quarter of 2026, when compared with the third quarter of 2025, and decreased $1.5 billion, or 5%, in the nine months ended September 30, 2026, when compared with the nine months ended September 30, 2025. The lower premium revenue in both periods reflects the impact of lower membership, partially offset by rate updates. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
MEDICAL CARE RATIO
The consolidated MCR in the third quarter of 2026 increased to 92.9%, compared with 92.6% in the third quarter of 2025, or 30 basis points, and the consolidated MCR in the nine months ended September 30, 2026 increased to 92.1%, compared with 90.8% MCR for the nine months ended September 30, 2025, or 130 basis points. The increase in the third quarter of 2026 is mainly attributable to our Medicaid segment. The increase in the nine months ended September 30, 2026, reflects a higher MCR in all of our segments, as we continue to navigate a challenging medical cost environment. See further discussion in “Reportable Segments—Segment Financial Performance,” below.
The impact of prior year reserve development in the nine months ended September 30, 2026 was partially absorbed by minimum MLRs and medical cost corridors.
PREMIUM TAX REVENUE AND EXPENSES
The premium tax ratio (premium tax expense as a percentage of premium revenue plus premium tax revenue) was 4.6% and 4.5% for the third quarter of 2026 and 2025, respectively, and 4.7% and 3.9% for the nine months ended September 30, 2026 and 2025, respectively. The increased ratio for both periods was mainly due to state mix changes in our Medicaid segment.
INVESTMENT INCOME
Investment income decreased to $102 million in the third quarter of 2026, compared with $108 million in the third quarter of 2025, and decreased to $301 million in the nine months ended September 30, 2026, compared with $322 million in the nine months ended September 30, 2025. The decrease was mainly attributable to a decline in prevailing interest rates and investment yields.
OTHER REVENUE
Other revenue amounted to $23 million in the third quarter of 2026, compared with $22 million in the third quarter of 2025, and totaled $69 million in the nine months ended September 30, 2026, compared with $67 million in the nine months ended September 30, 2025. Other revenue mainly includes service revenue associated with long-term services and supports consultative services we provide in Wisconsin.
G&A EXPENSES
The G&A expense ratio was 6.4% in the third quarter of 2026, consistent with the third quarter of 2025. The G&A expense ratio was 6.8% in the nine months ended September 30, 2026, compared with 6.5% in the nine months ended September 30, 2025. The increase in G&A ratio for the nine months ended September 30, 2026 reflects the impact of lower premium revenues, partially offset by the impact of continued operating discipline.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization was $38 million in the third quarter of 2026, compared with $45 million in the third quarter of 2025, and was $117 million in the nine months ended September 30, 2026, compared with $151 million in the nine months ended September 30, 2025. The decrease is due to certain intangibles becoming fully amortized and the resulting impact from the impairment discussed below.
IMPAIRMENT
In the first quarter of 2026, we recognized an impairment of $93 million on intangible assets due to our strategic shift to focus exclusively on dual-eligible members in Medicare and plan to exit MAPD for 2027.
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 25

OTHER OPERATING EXPENSES
Other operating expenses amounted to $9 million in the third quarter of 2026, a decrease of $7 million compared with the third quarter of 2025, and amounted to $57 million in the nine months ended September 30, 2026, a decrease of $9 million compared with the nine months ended September 30, 2025. Other operating expenses primarily include service costs associated with long-term services and supports consultative services we provide in Wisconsin, as noted above. Additionally, the changes in both periods reflect lower non-recurring costs associated with acquisitions compared to 2025.
INTEREST EXPENSE
Interest expense was $53 million and $49 million in the third quarter of 2026 and 2025, respectively, and $161 million and $140 million for the nine months ended September 30, 2026 and 2025, respectively. The increase is mainly attributable to the issuance of $850 million of notes in November 2025.
INCOME TAXES
Income tax expense amounted to $15 million in the third quarter of 2026, or 28.5% of pretax income, compared with income tax expense of $9 million, or 10.1% of pretax income, in the third quarter of 2025. Income tax expense amounted to $61 million in the nine months ended September 30, 2026, or 35.2% of pretax income, compared with income tax expense of $171 million, or 21.3% of pretax income, in the nine months ended September 30, 2025. The differences in the effective tax rate is due to the impact of higher nondeductible expenses and lower tax benefits related to transferrable federal tax credits on lower pretax income in 2026, and differences in discrete tax items recognized in the respective periods.

TRENDS AND UNCERTAINTIES
LEGISLATIVE AND REGULATORY DEVELOPMENTS
One Big Beautiful Bill Act (“OBBBA”)
The President signed the OBBBA into law in July 2025, which contains changes to the Medicaid and Marketplace programs. For Medicaid, the law requires states to establish work requirements, more frequent redeterminations, and cost sharing for the Expansion program over the period from 2027 to 2029, among other modifications. These changes are expected to reduce enrollment in state Medicaid programs, but the timing and magnitude of the reductions may vary by state depending on how quickly states implement the changes, as well as macroeconomic factors since some changes are subject to suspension in case of increases in local unemployment rates. We estimate the reduction in enrollment will emerge gradually and reduce premium at compounded annual growth of 2% to 3% through 2029, primarily in Medicaid Expansion, and any acuity shift should be minor and gradual. An estimated two-thirds of our Expansion members already work in some capacity. The law also reduces revenues that states can raise through provider taxes to finance their share of Medicaid spending and limits payments to Medicaid providers to 100 percent of the mandated Medicare rate for Expansion states and 110 percent of the Medicare rate for non-Expansion states. These changes are scheduled to begin in 2028, and we expect they may take 5 to 10 years to be fully implemented. Their impact is uncertain at this time and will depend on how states may adapt their future tax and Medicaid funding policies in response.
The law limits which legal aliens may be eligible for Marketplace premium tax credits (“PTCs”) and will require pre-enrollment eligibility verification for enrollees to receive PTCs. These changes are planned to be phased in over the period from 2026 to 2028 and are expected to reduce national Marketplace enrollment as well.
Marketplace Program Integrity and Affordability Rule
In June 2025, the Department of Health and Human Services (“HHS”) finalized the Marketplace Program Integrity and Affordability Rule. The rule, among other changes, shortens the open enrollment period starting in 2027, eliminated the special enrollment period for people with incomes at or below 150% federal poverty level, and tightened eligibility verification requirements for all enrollees. Certain provisions of the Marketplace Program Integrity and Affordability Rule have been subject to legal challenges. The Notice of Benefit and Payment Parameters (“NBPP”) Final Rule for the 2027 plan year reintroduces updated versions of certain of these provisions, which could significantly impact the Marketplace. Certain of the provisions have been subject to legal challenge, and the outcome of these legal challenges and the long-term impacts of the Marketplace Program Integrity and Affordability Rule and the NBPP Rule are uncertain.
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 26

OTHER RECENT DEVELOPMENTS
RFPs
Florida Procurement—Medicaid. In November 2025, the Florida Agency for Health Care Administration issued a Notice of Agency Decision that it intended to award a contract to provide Statewide Medicaid Managed services to enrollees of the Title XIX and Title XXI Children’s Medical Services Program (“Florida Kids”) to our Florida health plan. We were the sole plan selected and we expect to serve approximately 120,000 enrollees. The contract commenced on October 1, 2026, and is expected to run through December 2030.
Wisconsin Procurement—Medicaid. In July 2026, the Wisconsin Department of Health Services issued a notice of intent to award a contract to provide services under the Family Care and Family Care Partnership programs in its Geographic Service Region 3 to our Wisconsin health plan. The new contract is expected to begin on January 1, 2027 with an expected duration of one year, with an option to renew for an additional seven, one-year renewals.
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
Georgia Procurement—Medicaid. In December 2024, the Georgia Department of Administrative Services issued the Notice of Intent to Award in the Georgia Families Medicaid Managed procurement. Our Georgia health plan was the top scorer, and was noticed for award of one of the four statewide contracts. The new contract was originally scheduled to commence on July 1, 2025; however, due to ongoing procurement protests, we now anticipate implementation beginning in late 2027 or in 2028.
Texas Procurement—Medicaid - STAR CHIP. In the first quarter of 2024, we were notified of the Texas Health and Human Services Commission’s intent to award us a contract for Temporary Assistance for Needy Families (“TANF”) and Children’s Health Insurance Program (“CHIP”) (known in Texas as the STAR & CHIP programs, and both existing contracts for Molina), expanding our footprint and expecting to grow our market share. The expected start of operations is now in late 2027 or in 2028.
Business Trends
Medicaid. We expect our Medicaid enrollment to decrease in 2026, to a total of 4.4 million members by the end of the year, excluding the 120,000 members we expect to serve in the new Florida Kids program that commenced on October 1, 2026, due to general market contraction.
MMP Transition—Medicare. On January 1, 2026, we successfully completed the transition of Medicare-Medicaid Plan (“MMP”) members in five states (Illinois, Michigan, Ohio, South Carolina, and Texas) to new integrated dual eligible special needs plans (“FIDE/HIDE”), which totaled approximately $1.9 billion in total premium revenue in 2025. Our duals business will be the long-term strategic focus for our Medicare segment. As previously mentioned, we will exit the MAPD product in 2027.
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 27

Medicare. We expect our Medicare enrollment to decrease in 2026, including further reductions in MAPD membership aimed at improving margins to a total of 230,000 members, or 12%, by the end of the year. In 2026, we are participating in Medicare in all our markets except Florida.
Marketplace. In 2026, we are offering Marketplace health plans in all our markets except Arizona, Iowa, Massachusetts, Nebraska, and New York. We now expect our Marketplace enrollment to decrease to approximately 250,000 members by the end of the year, in line with our product and pricing strategy towards restoring our target margins. We expect to make further reductions in Marketplace enrollment for 2027 towards restoring our target margins, which we estimate to result in a $1 billion decrease in Marketplace premiums compared to 2026.

REPORTABLE SEGMENTS
As of September 30, 2026, we served approximately 4.9 million members eligible for Medicaid, Medicare, and other government-sponsored healthcare programs for low-income families and individuals, including Marketplace members, most of whom receive government premium subsidies.
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
SEGMENT MEMBERSHIP
The following table sets forth our membership by segment as of the dates indicated:

	September 30,	December 31,	September 30,
	2026	2025	2025
Medicaid	4,372,000	4,568,000	4,639,000
Medicare	222,000	262,000	266,000
Marketplace	267,000	655,000	713,000
Other	1,000	6,000	10,000
Total	4,862,000	5,491,000	5,628,000

Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 28

SEGMENT FINANCIAL PERFORMANCE
The following tables summarize premium revenue, medical margin, and MCR by segment for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2026			2025
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$8,199	$577	93.0%	$8,015	$639	92.0%
Medicare	1,616	113	93.0	1,610	103	93.6
Marketplace	642	48	92.5	1,197	53	95.6
Other (1)	—	—	NM	19	2	NM
Total	$10,457	$738	92.9%	$10,841	$797	92.6%

	Nine Months Ended September 30,
	2026			2025
	Premium Revenue	Medical Margin	MCR	Premium Revenue	Medical Margin	MCR

Medicaid	$24,175	$1,793	92.6%	$24,174	$2,127	91.2%
Medicare	4,698	413	91.2	4,686	436	90.7
Marketplace	1,994	233	88.3	3,401	411	87.9
Other (1)	6	5	NM	76	11	NM
Total	$30,873	$2,444	92.1%	$32,337	$2,985	90.8%

________________________
(1)    The Other MCRs are not meaningful.
Medicaid
Medicaid premium revenue increased $184 million, or 2.3%, in the third quarter of 2026, when compared with the third quarter of 2025, but was relatively unchanged on a net basis in the nine months ended September 30, 2026, when compared with the nine months ended September 30, 2025. Both periods in 2026 reflect the impact of rate updates, program changes, and member mix changes, offset by the impact of lower membership due to general Medicaid market contraction. Additionally, the change in the nine months ended September 30, 2026 when compared with the nine months ended September 30, 2025, reflects the expiration of our Virginia Medicaid contract effective June 30, 2025.
The medical margin in our Medicaid program decreased $62 million, or 10%, in the third quarter of 2026 when compared with the third quarter of 2025, and decreased $334 million, or 16%, in the nine months ended September 30, 2026 when compared with the nine months ended September 30, 2025. The changes for both periods were mainly driven by the increases in the MCR, as described below.
The Medicaid MCR increased 100 basis points to 93.0% in the third quarter of 2026, from 92.0% in the third quarter of 2025, and increased 140 basis points to 92.6% in the nine months ended September 30, 2026, from 91.2% in the nine months ended September 30, 2025. The increase in both periods reflects a challenging medical cost environment, particularly in outpatient and high-cost drug cost categories, program changes, and member mix changes, partially offset by rate updates that were in effect during the nine months ended September 30, 2026. The MCR is in line with our expectations.
Medicare
Medicare premium revenue increased $6 million, in the third quarter of 2026 compared to the third quarter of 2025, and increased $12 million, or 0.3%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in both periods primarily reflects changes in product mix, as we transitioned MMP members into integrated duals products, and membership growth associated with the ConnectiCare acquisition that closed on February 1, 2025, partially offset by the impact of further reductions in our MAPD footprint due to our pricing strategy aimed at improving margins.
The medical margin for Medicare increased $10 million in the third quarter of 2026, and decreased $23 million in the nine months ended September 30, 2026, when compared to the same periods in 2025. The changes for both
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 29

periods were mainly due to the changes in MCR discussed below, and the year-over-year changes in premium revenues discussed above.
The Medicare MCR decreased to 93.0% in the third quarter of 2026, or 60 basis points, compared to the third quarter of 2025, and increased to 91.2% in the nine months ended September 30, 2026, or 50 basis points, compared to the nine months ended September 30, 2025. The decrease in the third quarter was primarily due to favorable risk adjustment premiums and prior period reserve development, partially offset by the impact of product mix changes. The increase in the nine months ended September 30, 2026 was mainly attributable to the impact of product mix changes from transitioning MMP members into integrated duals products discussed above. The third quarter MCR is in line with our expectations.
Marketplace
Marketplace premium revenue decreased $555 million in the third quarter of 2026 compared to the third quarter of 2025, and decreased $1.4 billion in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to an expected decrease in membership in line with our product and pricing strategy towards restoring our target margins, and the impact of changes in estimate for prior year risk adjustment. Our Marketplace membership as of September 30, 2026, amounted to 267,000 members, representing a decrease of 446,000 members compared to September 30, 2025.
The Marketplace medical margin decreased $5 million in the third quarter of 2026 when compared with the third quarter of 2025, and decreased $178 million in the nine months ended September 30, 2026 when compared with the nine months ended September 30, 2025. The changes in each period were primarily due to the decline in premium revenue discussed above and the MCR changes discussed below.
The Marketplace MCR decreased to 92.5% in the third quarter of 2026, or 310 basis points, compared to 95.6% in the third quarter of 2025, and increased to 88.3% in the nine months ended September 30, 2026, or 40 basis points, compared to 87.9% in the nine months ended September 30, 2025. The decrease in the MCR for the third quarter of 2026 was mainly due to the impact of favorable changes in estimate for risk adjustment premiums, partially offset by the impact of unfavorable current year member acuity mix changes and continued CMS program integrity initiatives. The increase in MCR for the nine months ended September 30, 2026 mainly reflects the impact of changes in estimate for prior year risk adjustment premiums, continued CMS program integrity initiatives resulting in unfavorable prior year premium adjustments and the impact of unfavorable current year member acuity mix changes. The MCR is in line with our expectations.
Other
The Other segment includes service revenues and costs associated with long-term services and supports consultative services we provide in Wisconsin, the commercial portion of the business acquired in connection with the ConnectiCare transaction that closed effective February 1, 2025, and certain corporate amounts not allocated to the Medicaid, Medicare, or Marketplace segments. Such amounts were immaterial to our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025.

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
Our regulated health plan subsidiaries’ primary liquidity requirements include payment of medical claims and other health care services; payment of certain settlements with our state and federal customers, such as minimum medical loss ratio and risk corridors and Marketplace risk transfers on behalf of CMS; general and administrative costs directly incurred or paid through an administrative services agreement to the parent company; and federal tax payments to the parent company under an intercompany tax sharing agreement. Our regulated health plan subsidiaries meet their liquidity needs by generating cash flows from operating activities, primarily from premium revenue; cash flows from investing activities, including investment income and sales of investments; and capital contributions received from our parent company. In the three and nine months ended September 30, 2026, the parent company contributed capital in the aggregate amount of $100 million and $130 million, respectively, to our
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 30

regulated health plan subsidiaries in California, Connecticut, Florida, New Mexico and South Carolina to satisfy statutory capital and surplus requirements.
Our regulated health plan subsidiaries are each subject to applicable state regulations that, among other things, require the maintenance of minimum levels of capital and surplus. We continue to maintain levels of aggregate excess statutory capital and surplus in our regulated health plan subsidiaries that we believe are appropriate. See further discussion under “Regulatory Capital and Dividend Restrictions” below. When available and as permitted by applicable regulations, cash in excess of the capital needs of our regulated health plan subsidiaries is generally paid in the form of dividends to our parent company to be used for general corporate purposes. In the three and nine months ended September 30, 2026, the parent company received $185 million and $329 million, respectively, in dividends and return of capital from the regulated health plan subsidiaries. See further discussion of dividends below in “Future Sources and Uses of Liquidity—Future Sources.”
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
Cash, cash equivalents and investments at the parent company amounted to approximately $608 million and $223 million as of September 30, 2026, and December 31, 2025, respectively. The change for the nine months ended September 30, 2026 was primarily due to timing of certain corporate payments, and the net impact of dividends received from, and contributions made to, our regulated health plan subsidiaries.
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
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 31

Cash Flow Activities
Our cash flows are summarized as follows:

	Nine Months Ended September 30,
	2026	2025	Change

	(In millions)
Net cash provided by (used in) operating activities	$629	$(237)	$866
Net cash (used in) provided by investing activities	(328)	82	(410)
Net cash used in financing activities	(31)	(262)	231
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$270	$(417)	$687

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
Net cash provided by operations for the nine months ended September 30, 2026 was $629 million, compared with $237 million used in the nine months ended September 30, 2025. The increase in cash flow mainly results from a lower magnitude of net government receivable and payable settlements in 2026 compared to 2025, partially offset by the impact of lower net income in the nine months ended September 30, 2026.
Investing Activities
Net cash used in investing activities was $328 million in the nine months ended September 30, 2026, compared with $82 million provided in the nine months ended September 30, 2025, a decrease in cash flow of $410 million. This change in cash flow reflects the net impact of proceeds and purchases of investments, which amounted to net purchases of $225 million in the nine months ended September 30, 2026 and net proceeds of $410 million in the nine months ended September 30, 2025. Net cash paid in business combinations amounted to $245 million in the nine months ended September 30, 2025, related to the ConnectiCare acquisition.
Financing Activities
Net cash used in financing activities was $31 million in the nine months ended September 30, 2026, compared with $262 million in the nine months ended September 30, 2025, an increase in cash flow of $231 million. In the nine months ended September 30, 2025, financing activity included common stock purchases of $1.0 billion and $1.1 billion in combined borrowings under our prior credit facility, partially offset by $360 million in repayment under the prior credit facility. In addition, in the nine months ended September 30, 2026 and 2025, financing cash outflows included $15 million and $37 million, respectively, for common stock withheld to settle employee tax obligations.
FINANCIAL CONDITION
We believe that our cash resources, borrowing capacity available under our Credit Agreement as discussed further below in “Future Sources and Uses of Liquidity—Future Sources,” and internally generated funds will be sufficient to support our operations, regulatory requirements, debt repayment obligations and capital expenditures for at least the next 12 months.
Our working capital on a consolidated basis was $5.1 billion at both September 30, 2026 and December 31, 2025. At September 30, 2026, our cash and investments amounted to $8.9 billion, compared with $8.6 billion at December 31, 2025. A significant portion of our portfolio is held in cash and cash equivalents, and we do not anticipate the fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position since we intend to hold our securities to maturity. Net unrealized losses on our investments classified as current and available for sale amounted to $125 million at September 30, 2026 compared to net unrealized gains of $20 million at December 31, 2025. We have determined that the unrealized losses primarily resulted from fluctuating interest rates, rather than a deterioration of the creditworthiness of the issuers.
Because of the statutory restrictions that inhibit the ability of our health plan subsidiaries to transfer net assets to us, the amount of retained earnings readily available to pay dividends to our stockholders is generally limited to cash, cash equivalents and investments held by our unregulated parent. For more information, see the “Liquidity” discussion presented above.
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 32

Regulatory Capital and Dividend Restrictions
Each of our regulated, wholly owned subsidiaries must maintain a minimum amount of statutory capital determined by statute or regulations. Such statutes, regulations and capital requirements also restrict the timing, payment and amount of dividends and other distributions, loans or advances that may be paid to us as the sole stockholder. To the extent our subsidiaries must comply with these regulations, they may not have the financial flexibility to transfer funds to us. Based upon current statutes and regulations, the minimum capital and surplus requirement for these subsidiaries was estimated to be approximately $3.0 billion at September 30, 2026 and $3.1 billion at December 31, 2025. The aggregate capital and surplus of our wholly owned subsidiaries was in excess of these minimum capital requirements as of both dates.
Under applicable regulatory requirements, the amount of dividends that may be paid by our wholly owned subsidiaries without prior approval by regulatory authorities as of September 30, 2026, was approximately $170 million in the aggregate. The subsidiaries may pay dividends over this amount, but only after approval is granted by the regulatory authorities.
Based on our cash and investments balances as of September 30, 2026, management believes that our regulated, wholly owned subsidiaries remain well capitalized and exceed their regulatory minimum requirements. We have the ability, and have committed, to provide additional capital to each of our health plans as necessary to ensure compliance with minimum statutory capital requirements, including new state contract wins and growth in existing states.
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
In addition, the indentures governing each of our outstanding senior notes contain cross-default provisions that are triggered upon default by us or any of our subsidiaries on any indebtedness in excess of the amount specified in the applicable indenture. As of September 30, 2026, we were in compliance with all financial and non-financial covenants under the Credit Agreement and other long-term debt.
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
Credit Agreement Borrowing Capacity. We are party to a credit agreement (the “Credit Agreement”), which provides for a revolving credit facility (“Credit Facility”) of $1.25 billion, with a lending commitment termination date of November 20, 2030. The Credit Agreement also provides for a $15 million swingline sub-facility and a $100 million letter of credit sub-facility, as well as incremental term loans available to finance certain acquisitions up to $800 million. As of September 30, 2026, we had available borrowing capacity of $1.25 billion under the Credit Facility. See further discussion in the Notes to Consolidated Financial Statements, Note 7, “Debt.”
Future Uses
Common Stock Purchases. In April 2025, our board of directors authorized the purchase of up to an additional $1 billion of our common stock. This new program extends through December 31, 2026. The exact timing and amount of any share repurchases shall be determined by management, in consultation with the Finance Committee of the Board, based on market conditions and share price, in addition to other factors, and repurchases generally will be made in accordance with the volume, price, and timing parameters under Rule 10b-18 of the Securities Exchange
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 33

Act. As of October 16, 2026, $500 million remained available to purchase our common stock under this program through December 31, 2026.
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
There were no significant changes to our contractual obligations and commitments not otherwise disclosed or outside the ordinary course of business during the nine months ended September 30, 2026.

CRITICAL ACCOUNTING ESTIMATES
When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Actual results could differ from these estimates, and some differences could be material. Our most significant accounting estimates, which include a higher degree of judgment and/or complexity, include the following:
•Medical costs, claims and benefits payable. Refer to Notes to Consolidated Financial Statements, Note 6, “Medical Claims and Benefits Payable,” for a table that presents the components of the change in medical claims and benefits payable, and for additional information regarding the factors used to determine our changes in estimates for all periods presented in the accompanying consolidated financial statements. Other than the discussion as noted above, in the nine months ended September 30, 2026 there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.
•Premium Revenue Recognition and Amounts Due Government Agencies: Risk Adjustment. For a discussion of this topic, including amounts recorded in our consolidated financial statements, refer to Notes to Consolidated Financial Statements, Note 2, “Significant Accounting Policies.”
•Business Combinations, and Goodwill and intangible assets, net. In the nine months ended September 30, 2026, there were no significant changes to our disclosure reported in “Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk relating to changes in interest rates, and the resulting impact on investment income and interest expense.
Substantially all of our investments and restricted investments are subject to interest rate risk and will decrease in value if market interest rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2026, the fair value of our fixed income investments would decrease by approximately $122 million. Declines in interest rates over time will reduce our investment income.
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

Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 34

CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of common stock made by us, or on our behalf, during the third quarter of 2026, including shares withheld by us to satisfy our employees’ income tax obligations, are set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	2,700	$232.55	—	$500,000,000
August 1 - August 31	—	$—	—	$500,000,000
September 1 - September 30	200	$203.06	—	$500,000,000
Total	2,900	$230.73	—

_______________________
(1)During the third quarter of 2026, we withheld approximately 2,900 shares of common stock to settle employee income tax obligations for releases of awards granted under the Molina Healthcare, Inc. 2019 Equity Incentive Plan and 2025 Equity Incentive Plan.
(2)For further information on our stock repurchase programs, refer to our 2025 Annual Report on Form 10-K, Note 13, “Stockholders' Equity.”

OTHER INFORMATION
(a)    None.
(b)    None.
(c)    No director or officer (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 35

affirmative defense conditions of Rule 10b5-1(c), or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in 17 CFR § 229.408(c)) during the three months ended September 30, 2026.

Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 36

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

Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLINA HEALTHCARE, INC.
(Registrant)

Dated:	October 22, 2026	/s/ JOSEPH M. ZUBRETSKY
Joseph M. Zubretsky
Chief Executive Officer
(Principal Executive Officer)

Dated:	October 22, 2026	/s/ MARK L. KEIM
Mark L. Keim
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Molina Healthcare, Inc. September 30, 2026 Form 10-Q | 38